Form 10QSB
period 2000-03-31
PLAYERS NETWORK
filed 2000-05-16
CIK 1037131

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    March 31, 2000
                                                 -----------------------

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT

For the transition period from                                 to
                              --------------------------------    --------------

Commission file number   0-29363
                      ----------------------------------------------------------

                               The Players Network
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                  880343702
--------------------------------------------------------------------------------
         (State or other jurisdiction of               (IRS Employer
         incorporation or organization)                Identification No.)

(Issuer's telephone number)                 (702) 895-8884
                            ----------------------------------------------------

                  Not Applicable
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes    No
                                                                 ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,287,555 shares of common stock, par value $.001 per share as of March 31, 2000

         Transitional Small Business Disclosure Format (check one):
                                                             Yes [   ]  No [ X ]

                                TABLE OF CONTENTS

                                                                            PAGE




Item 1.  Financial Statements...................................................

Item 2.   Management's Discussion and Analysis or Plan of Operation.............

PART II - OTHER INFORMATION.....................................................

Item 1.   Legal Proceedings.....................................................

Item 2.   Changes in Securities and Use of Proceeds.............................

Item 3.   Defaults Upon Senior Securities.......................................

Item 4.   Submission of Matters to a Vote of Security Holders...................

Item 5.   Other Information.....................................................

Item 6.   Exhibits and Reports on Form 8-K......................................

PART I -FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                               THE PLAYERS NETWORK
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2000




ASSETS

     Current assets
         Cash                                                    $ 147,848
         Accounts receivable                                       263,021
         Prepaid expenses                                           77,262
                                                               ------------
            Total current assets                                   488,131

     Property and equipment - net                                  436,716

     Capitalized video production costs - net                      926,097

     Capitalized web site development costs - net                  222,975

     Intangible and other assets                                    10,392
                                                               ------------

         Total assets                                          $ 2,084,311
                                                               ============


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
         Accounts payable                                         $ 88,654
         Accrued expenses                                          207,317
         Current portion of long-term liabilities                   39,976
         Installment purchase agreement                            125,000
                                                               ------------
              Total current liabilities                            460,947


     Long-term liabilities, less current portion                   113,120
                                                               ------------

            Total liabilities                                      574,067
                                                               ------------

Stockholders' Equity

         Common stock, $.001 par value;
            25,000,000 shares authorized,
            8,178,081 shares issued and
            outstanding                                              8,178
         Additional paid-in capital                              5,555,812
         Accumulated deficit                                    (4,053,746)
                                                               ------------
            Stockholders' equity                                 1,510,244

                                                               ------------
         Total liabilities and stockholders' equity            $ 2,084,311
                                                               ============



   The accompanying notes are an integral part of these financial statements.


                               THE PLAYERS NETWORK
                        CONDENSED STATEMENT OF OPERATIONS
                   Three Months Ended March 31, 2000 and 1999





                                                                    2000                         1999
                                                             --------------------         --------------------

      Revenues
         Network                                                        $ 94,460                     $ 73,543
         Advertising                                                      48,745                        9,104
         Production and other                                            288,506                       17,870
                                                             --------------------         --------------------
             Total revenues                                              431,711                      100,517
                                                             --------------------         --------------------

      Operating expenses
         Selling, general and administrative                             323,731                      150,457
         Depreciation and amortization                                    76,471                       56,448
                                                             --------------------         --------------------
             Total operating expenses                                    400,202                      206,905
                                                             --------------------         --------------------

      Other expenses
         Interest expense                                                  3,299                       13,278
                                                             --------------------         --------------------

      Net Income (Loss)                                                 $ 28,210                   $ (119,666)
                                                             ====================         ====================

      Basic earnings (loss) per share                                    $ 0.004                     $ (0.026)

      Diluted earnings (loss) per share                                  $ 0.003                     $ (0.026)


      Weighted average shares outstanding - Basic                      7,793,671                    4,683,579

      Weighted average shares outstanding - Diluted                    9,910,171                    4,683,579




   The accompanying notes are an integral part of these financial statements.




                               THE PLAYERS NETWORK
                        CONDENSED STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 2000 and 1999



                                                                2000               1999
                                                              ----------         ---------

Cash flows from operating activities                          $ (105,555)         $29,933

Cash flows from investing activities                             (90,518)         (35,885)

Cash flows from financing activities                             279,626            5,339
                                                              ----------           ------

Net increase (decrease) in cash                                   83,553             (613)

Cash at beginning of period                                       64,295            1,823

                                                              ----------           ------
Cash at end of period                                          $ 147,848          $ 1,210
                                                              ==========         ========


Supplemental cash flow information

Non-cash investing and financing activities
          Common stock issued in exchange for
              notes payable, stockholder                       $ 160,397

           Equipment acquisitions financed by
              capital leases                                     103,298





   The accompanying notes are an integral part of these financial statements.



                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




1. BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-SB for the year ended December 31, 1999.

The unaudited condensed financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year ending December 31, 2000.


2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Players Network (the "Company") was organized under the laws of the State of Nevada on March 16, 1993. The Company is engaged in the development and marketing of a customized, interactive, full-service gaming television network. In addition, the Company has developed a web site for the purpose of selling primarily gaming supplies and travel-related services over the Internet. This web site became operational during January 2000 and generated advertising revenues of approximately $49,000 during the three months ended March 31, 2000.

The Company filed a 15c2-11 with the National Association of Securities Dealers, which became effective on March 30, 1998 and received the stock-trading symbol PNTV. The Company's common stock is listed on the Over the Counter Bulletin Board.

Capitalized video production costs:
Capitalized video production costs which are expected to benefit future periods are capitalized as incurred. The individual film forecast method is used to amortize these costs. Under this method, costs accumulated in the production of a video are amortized in the proportion that gross realized revenues bear to management's estimate of total gross revenues. Amortization expense of approximately $55,000 and $47,000 was charged to operations for the three months ended March 31, 2000 and 1999, respectively. Accumulated amortization was approximately $360,000 and $131,000 at March 31, 2000 and 1999, respectively.

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS



Capitalized web site development costs:
The Company has capitalized certain costs associated with the development of its e-commerce web site, PLAYERSNETWORK.COM. The Company follows the guidance promulgated by Statement of Position 98-1, "Accounting for Software Developed for Internal Use," which requires that all costs incurred to establish technological feasibility should be expensed as incurred. After technological feasibility was established, development costs are capitalized and amortized over the estimated useful life. Total costs capitalized through March 31, 2000 were $234,300. These costs will be amortized on a straight-line basis over a period of three years. Amortization expense for the three months ended March 31, 2000 was $11,325.

Long-lived assets:
The Company makes reviews for the potential impairment of long-lived assets and certain identifiable intangibles, such as capitalized video production costs and capitalized web site development costs, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. There were no impairment losses recorded for the three months ended March 31, 2000.

Income taxes:
The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance has been established until realization of deferred tax assets is reasonably assured. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic and diluted earnings (loss) per share:
The basic  earnings  (loss) per share is  computed  by  dividing  the net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. Stock options and warrants have been excluded from the calculation of diluted loss per share for the three months ended March 31, 1999 as their effect would have been antidilutive.

Barter transactions:
The Company accounts for barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions", which requires the recognition of revenue and expense only if the fair value of the advertising or services provided is determinable based on the Company's experience in receiving cash or other consideration readily convertible to cash.

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS



Revenue recognition:
Network revenue, which consists of subscription and licensing revenues, is recognized when subscription agreements are signed and equipment is installed. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rental and other production-related revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.

Advertising costs:
The Company's policy is to expense advertising costs as a period expense. Advertising costs of $61,500 and $14,600 were charged to operations during the three months ended March 31, 2000 and 1999, respectively.

Stock-based compensation:
The Company has adopted Statement of Financial Accounting Standard No. 123 (SFAS
123), "Accounting for Stock-Based Compensation". In accordance with SFAS 123, the Company records stock-based compensation for stock instruments issued to nonemployees in exchange for goods or services based on the fair value of goods and services received or the fair value of stock instruments surrendered. The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees".

Segment reporting:
During the three months ended March 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in Note 11.

New accounting pronouncement:
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Adoption of these pronouncements is required for the period beginning on July 1, 2000. The Company does not expect these pronouncements to have a material impact on the results of its operations.

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

               Studio equipment                         $       59,171
               Furniture and equipment                          63,720
               Video equipment                                 405,578
               Work in process                                  21,359
                                                        --------------

                  Total cost                                   549,828

               Accumulated depreciation                       (113,112)
                                                        --------------

               Net book value                           $      436,716
                                                        ==============

Work in process consists of the construction cost of a video production booth, which will be completed in the year 2000.

The cost of equipment held under capital leases totaled $143,645 at March 31, 2000. The related accumulated depreciation was $19,140 at March 31, 2000.

Depreciation expense charged to operations was $9,940 and $9,346 for the three months ended March 31, 2000 and 1999, respectively.


4. NOTES PAYABLE, STOCKHOLDERS

Notes payable to the president of $160,397 at December 31, 1999 were converted to 542,634 common shares in January 2000 based on the fair market value of the stock.

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




5. LONG-TERM LIABILITIES

The Company has the following long-term liabilities:


         Capital  lease  obligation   payable  to  Advanta  Business   Services,
         collateralized by specified video equipment, payable in monthly
         installments of $228 including interest at 24.84%.                                      $      4,696

         Capital  lease  obligation  payable  to  Granite  Financial   Services,
         collateralized by specified video equipment, payable in monthly
         installments of $661 including interest at 18.39%.                                            13,181

         Equipment loan payable to Granite Financial Services, collateralized by specified video equipment, payable in monthly installments of
         $1,022 including interest at 16.4%.                                                           31,921

         Capital  lease  obligation  payable  to  GE  Capital  Colonial  Pacific
         Leasing, collateralized by specified video equipment, payable in
         monthly installments of $1,340 including interest at 17.32%.                                  43,920

         Capital lease obligation payable to FlexLease, Inc. collateralized by specified studio equipment, payable in monthly installments
         of $1,209 including interest at 33.37%.                                                       26,291

         Capital  lease  obligation  payable  to  Pacific  Leasing  Corporation, collateralized by specified studio equipment, payable in monthly
         installments of $1,356 including interest at 23.82%.                                          33,087
                                                                                                 ------------

                                                                                                 $    153,096
                                                                                                 ============


Future minimum payments at March 31, 2000 are as follows:

        Year Ending
        -----------

            2001                                            $     69,801
            2002                                                  69,801
            2003                                                  59,243
            2004                                                  17,338
                                                            ------------

                                                                 216,183

            Less: amount representing interest                    63,087
                                                            ------------

                                                                 153,096

            Less: current portion                                 39,976
                                                            ------------

                                                            $    113,120
                                                            ============

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS



6. STOCKHOLDERS' EQUITY

The Company issued 1,436,830 shares of common stock during the three months ended March 31, 2000, of which 852,846 shares were for $308,953 in cash, 41,350 shares for services with an estimated value of $35,225, and 542,634 shares for debt totaling $160,397 (see Note 4).


7. INCOME TAXES AND DEFERRED INCOME TAXES

Income taxes and components of deferred tax assets are as follows:


                                                                                   2000                  1999
                                                                            ----------------      -----------
         Deferred tax assets
            Net operating loss carryforwards                                $        882,152      $        904,171
            Stock-based compensation                                                  40,216                24,376
                                                                            ----------------      ----------------

                                                                                     922,368               928,547
            Less - Valuation allowance                                              (922,368)             (928,547)
                                                                            ----------------      ----------------

              Net deferred tax asset                                        $        -0-          $        -0-
                                                                            ================      ============


The Company has available net operating loss carryforwards of approximately $2,595,000, which expire as follows: 2011, $1,543,000; 2012, $531,000; 2018,
$339,000 and 2019, $181,000.

For the three months ended March 31, 2000, the Company recognized a tax benefit of approximately $198,000 as a result of the net operating loss carryforward.


8. STOCK OPTIONS AND WARRANTS

The Company has issued stock options and warrants to purchase the Company's common stock to officers, key employees, directors and outsiders as compensation and for services rendered. The stock options and warrants are summarized as follows:


                                                                Weighted                             Weighted
                                                Number           Average            Number            Average
                                                  of            Exercise              of             Exercise
                                                Options           Price            Warrants            Price
                                                -------           -----            --------            -----

Outstanding at December 31, 1999                1,240,500        $ 1.43              590,000         $ 1.75
Issued                                            677,500           .75                -                -
Exercised                                           -              -                   -                -
Expired                                          (301,500)         2.50              (90,000)          2.50
Cancelled                                           -              -                   -                -
                                              -----------                        -----------

Outstanding at March 31, 2000                   1,616,500           .94              500,000           1.28
                                              ===========                        ===========

Stock options exercisable at:
   March 31, 2000                               1,616,500           .94

Warrants exercisable at:
   March 31, 2000                                                                    500,000           1.28


                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




Summary information about the Company's stock options and warrants outstanding at March 31, 2000 is as follows:


                                                     Outstanding and                 Weighted Average
                     Weighted Average                 Exercisable at                Contractual Periods
                      Exercise Price                  March 31, 2000                     in Years
                      --------------                  --------------                     --------

OPTIONS
-------
                          $   .60                            12,000                        1.83
                              .75                         1,311,500                        1.93
                             1.75                           263,000                        2.00
                             2.50                            30,000                        2.00
                                                      -------------

                          $   .94                         1,616,500                        1.94
                          =======                     =============                       =====

WARRANTS
--------
                          $  1.25                           150,000                        2.00
                             1.50                           350,000                        2.87
                                                      -------------

                          $  1.43                           500,000                        2.44
                          =======                     =============                       =====


The Company accounts for stock options and warrants issued to non-employees under the fair value method, pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation". The fair value of these stock options and warrants was calculated at the date of issuance using a Black-Scholes Option Valuation Model assuming a risk-free interest rate of 6.22% and a volatility factor of expected market price of the Company's common stock of 127.06%. During the three months ended March 31, 2000, the Company issued 677,500 stock options for services that expire on December 31, 2000 and carry an exercise price of $.75. Under the provisions of SFAS No. 123, compensation expense arising from the issuance of stock options for the quarters ended March 31, 2000 and 1999 was $47,802 and $48,750, respectively, which was included in selling, general and administrative expenses.

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




9. BARTER TRANSACTIONS

On January 17, 2000, the Company entered into an agreement to render video production services, in exchange for advertising services for $234,000. For the three months ended March 31, 2000, the Company rendered video production services of $234,000, which has been reflected in the March 31, 2000 financial statements. In connection with this transaction, the Company recognized advertising expense of $52,000 for the three months ended March 31, 2000. The remaining balance of advertising services to be received is included in accounts receivable.

In connection with two subscription agreements with hotels, the Company receives up to $5,000 per month in complimentary room and food services. During the three months ended March 31, 2000, the Company utilized approximately $4,000 in room and food services. These transactions are reflected in the March 31, 2000 financial statements.

The Company entered into an agreement to render advertising services, in exchange for various services. For the three months ended March 31, 2000, advertising revenues of $17,000 have been recognized and reflected in the March 31, 2000 financial statements.


10. MAJOR CUSTOMERS

Sales to three customers were approximately 78% of total revenues for each of the three months ended March 31, 2000 and 1999, respectively.


11. REPORTABLE SEGMENTS

The Company has two reportable segments, development and marketing of a customized, interactive, full-service gaming television network for hotel-casinos ("PN") and website e-commerce ("website") business in connection with selling primarily gaming supplies and travel-related services over the Internet. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies, as presented in Note 2. All revenues generated in the segments are external. The Company had only one reportable segment in 1999. The website e-commerce began in 2000 and has been operational since January 2000. For the three months ended March 31, 2000, the total reportable segments information is as follows:


                                                        PN                 Website               Total
                                                 -------------       --------------      ------------------
         Reportable segments
           External revenues                    $       382,966      $        48,745      $        431,711
           Depreciation and amortization                 65,146               11,325                76,471
           Operating income (loss)                       (5,911)              37,420                31,509
           Assets                                     1,861,336              222,975             2,084,311
           Capital expenditures                         245,913               99,010               344,923



                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




Products and services revenues:
The table below presents external revenues for groups of similar products and services for the three months ended March 31, 2000:

         Network                                          $       94,460
         Advertising                                              48,745
         Production and other                                    288,506
                                                          --------------

                                                          $      431,711
                                                          ==============

Both segments of the Company are operating in and have derived their revenues in the United States.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

         The Company provides television programming and produces videos related to gaming instruction and information to hotel casinos in Nevada, Iowa, Louisiana and Mississippi on a private cable channel known as "PLAYERS NETWORK". The Company also has an independent working sound stage in Las Vegas on which it produces videos. It also rents this facility to various production companies.

         The Company has three types of revenues. The Company recognizes its license revenue when the "Affiliate Agreement" is signed and equipment is installed in the hotel premise. All license fees are non-refundable. Network revenue, which consists of subscription and licensing revenues, is recognized when subscription agreements are signed and equipment is installed. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rentals and other production-related revenues. Video production revenue is recognized when video production is completed and accepted by the customer.The stage rental and other production revenue is recognized when the stage rental period has expired.

         In June 1999, the Company decided to pursue opportunities available on the internet. Through March 31, 2000, the Company capitalized web site development costs of approximately $222,975 which is net of amortization.

         The web site "PlayersNetwork.com" which is operational and is continually being expanded and upgraded, provides consumers with gaming "How to Play" information in print form and video from the Company's existing library of instructional gaming videos. Through "PlayersNetwork.com" the Company provides visitors with gaming supplies at The Players General Store, a 900 item catalogue of gaming items including "How to Play" books and tapes, playing cards, casino quality gaming chips, casino game table tops, and actual casino tables and slot machines purchased off the floor of Las Vegas' casinos.

         The web site also provides information on almost every casino/gaming site worldwide and "City Guides" to virtually every location where casinos are located. In addition, the site provides financial reports on casino and gaming company stocks. Through "PlayersNetwork.com" the Company provides travel, tour, show ticket, and golf time reservation services.

         The Company is establishing itself as a 24-hour digital web broadcaster featuring live and previously recorded content.

         The Company had accumulated operating deficits of $4,053,746 and $2,973,168 as of March 31, 2000 and 1999, respectively. However, the Company had stockholders' equity of $1,510,244 and $504,651 as of March 31, 2000 and 1999, respectively.

         The Company expects operating losses and negative operating cash flows to continue for a period for at least the next twelve months. It anticipates losses to continue because it expects to incur additional costs and expenses related to brand development; marketing and other promotional activities; hiring of management, sales and other personnel; the expansion of infrastructure and customer support services; strategic relationship development; and potential acquisitions of related complementary businesses.

         The Company saves a significant amount of cash by offering a combination of cash and common stock and/or stock options to vendors and outside consultants for services and asset acquisitions. The Company issued $118,267 and $71,610 in stock and options for this purpose for the three months ended March 31, 2000 and 1999, respectively.

         As part of the Company's internet e-commerce, the Company expects to enter into many barter arrangements. For the three months ended March 31, 2000, the Company recorded certain barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions", which consisted of approximately $251,000 in barter revenue, $52,000 in advertising expenses, and $4,000 in travel expenses.

         Although the Company has experienced revenue growth since implementing its Internet e-commerce business, continued revenue growth may not be indicative of future operating results and there can be no assurance that it will achieve or maintain profitability. Due to these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

Liquidity and Capital Resources
-------------------------------

         The Company's principal source of operating capital has been provided by private sales of the Company's common stock, stockholders loans and equipment financing arrangements, as well as revenues from the operations. At March 31, 2000, the Company had positive working capital of $27,184. During the three months ended March 31, 2000, the Company supplemented its working capital by receiving cash of $308,953 from the private sale of 852,846 shares of its common stock.

         The Company anticipates capital expenditures in excess of $1,000,000 for its operations of PlayersNetwork.com, web broadcasting activities and video production during the next twelve months. The Company believes that the current cash flow generated from its revenues will not be sufficient to fund its anticipated operations. The Company will require additional funding to finance its operations through private sales and public debt or equity offerings. However, there is no assurance that such financing can be obtained by the Company.

         As the Company pursues its internet e-commerce strategy, it expects to increase the number of full time employees. In the fourth quarter of 1999, the Company added three employees raising the total to six. In the first quarter of 2000, two employees were hired raising the total to eight.

         During the three months ended March 31, 2000, an officer converted $160,397 of loans into 542,634 restricted common shares compared to the three months ended March 31, 1999 where there was no conversion of loans.

Recent Events
-------------

         The Company signed three agreements with hotels in December 1999 and January 2000, which will increase monthly subscription revenues by $10,000 per month. The agreements also include licensing fees of $48,000. The Company did not have any transactions related to these agreements for the period ended March 31, 2000.

         In January 2000, the Company signed an agreement with iTravel Marketing and YouTicket.com which will enable the Company to fulfill worldwide web site room reservations, golf tee times and show tickets. iTravel Marketing also provides e-commerce internet solutions and software and is the Company's internet site programmer.

         In March 2000, the Company signed a video production agreement with a major casino hotel chain for approximately $50,000 to be completed in the second quarter of 2000.

         With existing subscription and video production agreements in hand, the Company should experience nearly 100% revenue growth for the year 2000.

Results of Operations - Three Months Ended March 31, 2000 and 1999
------------------------------------------------------------------

         Revenues increased 330% from $100,517 for the three months ended March 31,1999 to $431,711 for the three months ended March 31, 2000. For the three months ended March 31, 2000, the Company had $94,460 in Network Revenue, $48,745 in Advertising Revenue and $288,506 in Production and Other Revenue compared to $73,543 in Network Revenue, $9,104 in Advertising Revenue and $17,870 in Production and Other Revenue for the three months ended March 31, 1999. The Company recorded approximately $251,000 in revenues from bartering production services and advertising spots in exchange for magazine advertising.

         Operating Expenses increased 115% from $150,457 for the three months ended March 31,1999 to $323,731 for the three months ended March 31, 2000. The increase in operating expenses was due to increases in consulting expenses from $42,000 to $80,665; advertising expense from $1,008 to $52,638; payroll expenses from $43,537 to $75,220; and legal and accounting expenses from $4,253 to $52,497 for the three months ended March 31, 1999 compared to the three months ended March 31, 2000, respectively. Certain expenses, primarily consulting and production costs, were paid with common stock of $10,007 and $35,225 for the three months ended March 31, 1999 and March 31, 2000, respectively.

         Stock-based compensation charged to operations was $47,802 for the three months ended March 31, 2000 compared to $48,750 for the three months ended March 31, 1999. Stock-based compensation consists of warrants and options issued to outside service providers in lieu of cash. For the three months ended March 31, 2000, the Company capitalized $35,240 in video production costs.

         Depreciation and amortization increased 35% from $56,448 for the three months ended March 31, 1999 to $76,471 for the three months ended March 31, 2000. This was due to a change in the estimated useful life of the capitalized video production costs from 10 years to 5.

         Interest expense decreased 75% from $13,278 for the three months ended March 31, 1999 to $3,299 for the three months ended March 31, 2000 due to the conversion of $473,090 of shareholder loans to common stock at various times from May 1999 to March 31, 2000.

New Accounting Pronouncement
----------------------------

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Adoption of these pronouncements is required for the period beginning on July 1, 2000. The Company does not expect these pronouncements to have a material impact on the results of its operations.

Inflation
---------

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements
--------------------------------------

         Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.   OTHER INFORMATION

         Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

Exhibit Number    Title of Exhibit                                      Page No.
--------------    ----------------                                      --------

(2)(A)(1)         Articles of Incorporation of The Players Network(1)        N/A
(2)(A)(2)         Bylaws of The Players Network(1)                           N/A
(6)(A)(1)         Sublease Agreement between Players Network and Colella     N/A
                  Productions, Inc.(1)
(6)(B)(1)         Agreement (1)                                              N/!
16                Letter of James Scheifley (1)                              N/A

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-29363

         (b)  REPORTS ON FORM 8-K

                  None.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    THE PLAYERS NETWORK


                                                    By:    /s/    Mark Bradley
                                                      --------------------------
                                                    Its: Chief Executive Officer