Form 10QSB/A
period 2000-03-31
PLAYERS NETWORK
filed 2000-05-16
CIK 1037131

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS
                                 AMENDMENT NO. 1
                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended     March 31, 2000
                                                ------------------

[   ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT

For the transition period from                           to
                               -------------------------   ---------------------
Commission file number     0-29363
                      ------------

                               The Players Network
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Nevada                                   880343702
--------------------------------------------------------------------------------
         (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)                   Identification No.)

(Issuer's telephone number)                 (702) 895-8884
                             ---------------------------------------------------

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
                                            Yes      X           No
                                                --------------     -------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                            Yes                  No
                                                --------------     -------------


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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

Exhibit Number    Title of Exhibit                                      Page No.
--------------    ----------------                                      --------

(2)(A)(1)         Articles of Incorporation of The Players Network(1)       N/A
(2)(A)(2)         Bylaws of The Players Network(1)                          N/A
(6)(A)(1)         Sublease Agreement between Players Network and Colella    N/A
                  Productions, Inc.(1)
(6)(B)(1)         Agreement (1)                                             N/A
16                Letter of James Scheifley (1)                             N/A
27                Financial Data Schedule                                   N/A

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