Form 10QSB
period 2000-06-30
PLAYERS NETWORK
filed 2000-08-11
CIK 1037131

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended     June 30, 2000
                                                          -----------------

[   ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

For the transition period from                         to
                               -----------------------   -----------------------
Commission file number     0-29363
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes   No
                                                                ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,456,981 shares of common stock, par value $.001 per share as of June 30, 2000

         Transitional Small Business Disclosure Format (check one): Yes [] No[X]

                                TABLE OF CONTENTS

                                                                            PAGE


Item 1.   Financial Statements................................................

Item 2.   Management's Discussion and Analysis or Plan of Operation...........

PART II - OTHER INFORMATION...................................................

Item 2.   Changes in Securities and Use of Proceeds...........................

Item 6.   Exhibits and Reports on Form 8-K....................................

PART I -FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS




                               THE PLAYERS NETWORK
                        CONDENSED STATEMENT OF OPERATIONS





                                                         For the Six Months Ended June 30,    For the Three Months Ended June 30,
                                                            2000               1999                2000                 1999
                                                       ----------------   ----------------    ----------------    ------------------

     Revenues
         Network                                             $ 153,270          $ 117,588           $  58,810            $   44,045
         Advertising
                                                                75,775             22,349              27,030                13,245
         Production and other                                  317,071             45,229              28,565                27,359
                                                       ----------------   ----------------    ----------------    ------------------
            Total revenues                                     546,116            185,166             114,405                84,649
                                                       ----------------   ----------------    ----------------    ------------------

     Operating expenses
         Selling, general and administrative                   868,168            263,423             544,437               163,108
         Depreciation and amortization                         172,018            166,770              95,547                60,180
                                                       ----------------   ----------------    ----------------    ------------------
            Total operating expenses                         1,040,186            430,193             639,984               223,288
                                                       ----------------   ----------------    ----------------    ------------------

     Other expenses
         Interest expense                                       11,713             26,352               8,414                13,073
                                                       ----------------   ----------------    ----------------    ------------------

     Net loss                                              $ (505,783)        $ (271,379)         $ (533,993)          $  (151,712)
                                                       ================   ================    ================    ==================


     Basic loss per share                                   $  (0.063)         $  (0.066)          $  (0.065)           $   (0.038)


     Weighted average shares outstanding - Basic             8,021,918          4,111,329           8,245,312             4,031,975


                               THE PLAYERS NETWORK
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2000




ASSETS

     Current assets
         Accounts receivable                                                               $ 281,276
         Prepaid expenses
                                                                                              33,087
                                                                                    -----------------
            Total current assets                                                             314,363

     Property and equipment - net                                                            459,685

     Capitalized video production costs - net                                              1,075,727

     Capitalized web site development costs - net                                            229,765

     Intangible and other assets                                                               8,724
                                                                                    -----------------

         Total assets                                                                    $ 2,088,264
                                                                                    =================


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
         Cash overdraft                                                                    $   9,115
         Accounts payable                                                                    249,929
         Accrued expenses                                                                    194,800
         Current portion of long-term liabilities                                             44,793
         Installment purchase agreement                                                      125,000
                                                                                    -----------------
              Total current liabilities                                                      623,637


     Long-term liabilities, less current portion                                              99,173
                                                                                    -----------------

            Total liabilities                                                                722,810
                                                                                    -----------------

    Stockholders' Equity

         Common stock, $.001 par value;
            25,000,000 shares authorized,
            8,328,307 shares issued and
            outstanding
                                                                                               8,328
         Additional paid-in capital                                                        5,944,865
         Accumulated deficit                                                             (4,587,739)
                                                                                    -----------------
            Stockholders' equity                                                           1,365,454

                                                                                    -----------------
         Total liabilities and stockholders' equity                                      $ 2,088,264
                                                                                    =================


              THE PLAYERS NETWORK
     CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                       Common Stock               Additional
                                                       ------------                Paid-in       Accumulated
                                                  Shares           Amount          Capital         Deficit                  Total


Balance at January 1, 1999                       4,666,821        $ 4,667       $ 3,376,459      $ (2,853,502)            $ 527,624

Stock issued for cash                               55,000             55            39,945                                  40,000
                                                                                                            -

Stock issued for services                          221,333            221           132,517                                132,738
                                                                                                            -

Stock-based compensation from options and                                            26,990                                 26,990
warrants                                                 -              -                                   -

Stock issued at fair value to stockholders in       57,399             57            40,627                                 40,684
exchange for notes                                                                                          -

Net loss                                                 -              -                 -          (271,379)            (271,379)

Balance at June 30, 1999                         5,000,553        $ 5,000       $ 3,616,538      $ (3,124,881)            $ 496,657
                                             =======================================================================================

Balance at January 1, 2000                       6,741,251        $ 6,741       $ 4,960,913      $ (4,081,956)            $ 885,698

Stock issued for cash                              911,975            912           334,541                                 335,453
                                                                                                            -

Stock issued for services                          132,447            132           123,020                                 123,152
                                                                                                            -

Stock-based compensation from options                                               358,717                                 358,717
                                                         -              -                                   -

Stock issued at fair value to stockholders in      542,634            543           167,674                                 168,217
exchange for notes                                                                                          -

Net loss                                                 -              -                 -          (505,783)            (505,783)

Balance at June 30, 2000                         8,328,307        $ 8,328       $ 5,944,865      $ (4,587,739)          $ 1,365,454
                                             =======================================================================================

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

The unaudited condensed financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year ending December 31, 2000.


2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Players Network (the "Company") was organized under the laws of the State of Nevada on March 16, 1993. The Company is engaged in the development and marketing of a customized, interactive, full-service gaming television network. In addition, the Company has developed a web site for the purpose of selling primarily gaming supplies and travel-related services over the Internet. This web site became operational during January 2000 and generated advertising revenues of approximately $76,000 during the six months ended June 30, 2000.

The Company filed a 15c2-11 with the National Association of Securities Dealers, which became effective on March 30, 1998 and received the stock-trading symbol PNTV. The Company's common stock is listed on the Over the Counter Bulletin Board.

Capitalized video production costs:
Capitalized video production costs which are expected to benefit future periods are capitalized as incurred. The individual film forecast method is used to amortize these costs. Under this method, costs accumulated in the production of a video are amortized in the proportion that gross realized revenues bear to management's estimate of total gross revenues. Amortization expense of approximately $115,000 and $97,000 was charged to operations for the six months ended June 30, 2000 and 1999, respectively. Accumulated amortization was approximately $420,000 and $182,000 at June 30, 2000 and 1999, respectively.

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS



Capitalized web site development costs:
The Company has capitalized certain costs associated with the development of its e-commerce web site, PLAYERSNETWORK.COM. The Company follows the guidance promulgated by Statement of Position 98-1, "Accounting for Software Developed for Internal Use," which requires that all costs incurred to establish technological feasibility should be expensed as incurred. After technological feasibility was established, development costs are capitalized and amortized over the estimated useful life. Total costs capitalized through June 30, 2000 were $260,615. These costs will be amortized on a straight-line basis over a period of three years. Amortization expense for the six months ended June 30, 2000 was $30,850.

Long-lived assets:
The Company makes reviews for the potential impairment of long-lived assets and certain identifiable intangibles, such as capitalized video production costs and capitalized web site development costs, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. There were no impairment losses recorded for the six months ended June 30, 2000.

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

Basic and diluted loss per share:
The basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is the same as basic loss per share because the assumed exercise of potential common stock would have an anti-dilutive effect.

Barter transactions:
The Company accounts for barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions", which requires the recognition of revenue and expense only if the fair value of the advertising or services provided is determinable based on the Company's experience in receiving cash or other consideration readily convertible to cash. The Company also accounts for barter transactions in accordance with EITF 93-11, "Accounting for Barter Transaction Involving Barter Credits", and APB No. 29, "Accounting for Nonmonetary Transactions", which require that the fair value of the nonmonetary asset exchanged be used in recording the nonmonetary transactions.

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

Advertising costs:
The Company's policy is to expense advertising costs as a period expense. Advertising costs of $130,700 and $15,600 were charged to operations during the six months ended June 30, 2000 and 1999, respectively.

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

Segment reporting:
During the six months ended June 30, 2000, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in Note 11.

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

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

               Studio equipment                        $       85,595
               Furniture and equipment                         74,185
               Video equipment                                405,578
               Work in process                                 21,359
               Leasehold improvements                           1,900
                                                       --------------

                  Total cost

               Accumulated depreciation                      (128,932)
                                                       --------------

               Net book value                          $      459,685
                                                       ==============

Work in process consists of the construction cost of a video production booth, which will be completed in the year 2000.

The cost of equipment held under capital leases totaled $143,645 at June 30, 2000. The related accumulated depreciation was $22,731 at June 30, 2000.

Depreciation expense charged to operations was $25,760 and $9,346 for the six months ended June 30, 2000 and 1999, respectively.


4. NOTES PAYABLE, STOCKHOLDERS

Notes payable to the president of $160,397 at December 31, 1999 were converted to 542,634 common shares in January 2000 based on the fair market value of the stock.

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




5. LONG-TERM LIABILITIES

The Company has the following long-term liabilities:

         Capital lease obligation payable to Advanta Business Services, collateralized by specified video equipment, payable in monthly
         installments of $228 including interest at 24.84%.                                      $      4,293

         Capital lease obligation payable to Granite Financial Services, collateralized by specified video equipment, payable in monthly
         installments of $661 including interest at 18.39%.                                            11,784

         Equipment loan payable to Granite Financial Services, collateralized by specified video equipment, payable in monthly installments of
         $1,022 including interest at 16.4%.                                                           30,139

         Capital lease obligation payable to GE Capital Colonial Pacific
         Leasing, collateralized by specified video equipment, payable in
         monthly installments of $1,340 including interest at 17.32%.                                  41,986

         Capital lease obligation payable to FlexLease, Inc. collateralized by specified studio equipment, payable in monthly installments
         of $1,209 including interest at 33.37%.                                                       24,817

         Capital lease obligation payable to Pacific Leasing Corporation, collateralized by specified studio equipment, payable in monthly
         installments of $1,356 including interest at 23.82%.                                          30,947
                                                                                                 ------------

                                                                                                 $    143,966

Future minimum payments at June 30, 2000 are as follows:

        YEAR ENDING

            2001                                                                                 $     69,801
            2002                                                                                       69,801
            2003                                                                                       50,730
            2004                                                                                       12,252
                                                                                                 ------------



            Less: amount representing interest                                                         58,618
                                                                                                 ------------

                                                                                                      143,966

            Less: current portion                                                                      44,793
                                                                                                 ------------

                                                                                                 $     99,173

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




6. STOCKHOLDERS' EQUITY

The Company issued 1,587,056 shares of common stock during the six months ended June 30, 2000, of which 911,975 shares were for $335,453 in cash, 132,447 shares for services with an estimated value of $123,153, and 542,634 shares for debt totaling $160,397 (see Note 4).


7. INCOME TAXES AND DEFERRED INCOME TAXES

Income taxes and components of deferred tax assets are as follows:

                                                                                   2000                  1999
                                                                            ----------------      ----------------
         Deferred tax assets
            Net operating loss carryforwards                                $      1,065,896      $        921,166
            Stock-based compensation                                                 163,836                58,963
                                                                            ----------------      ----------------

                                                                                   1,229,732               980,129
            Less - Valuation allowance                                            (1,229,732)             (980,129)
                                                                            ----------------      ----------------

              Net deferred tax asset                                        $        -0-          $        -0-
                                                                            ================      ================

The Company has available net operating loss carryforwards of approximately $3,462,000, which expire as follows: 2011, $1,741,000; 2012, $531,000; 2018,
$339,000 and 2019, $851,000.

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




8. STOCK OPTIONS AND WARRANTS

The Company has issued stock options and warrants to purchase the Company's common stock to officers, key employees, directors and outsiders as compensation and for services rendered. The stock options and warrants are summarized as follows:

                                                                      Weighted                             Weighted
                                                      Number           Average            Number            Average
                                                        of            Exercise              of             Exercise
                                                      Options           Price            Warrants            Price
                                                      -------           -----            --------            -----

Outstanding at December 31, 1999                      1,240,500        $ 1.43              590,000         $ 1.75
Issued                                                  677,500           .75                -                -
Exercised                                                 -              -                   -                -
Expired                                                (301,500)         2.50              (90,000)          2.50
Cancelled                                                 -              -                   -                -
                                                    -----------                        -----------

Outstanding at March 31, 2000                         1,616,500           .94              500,000           1.28
                                                    ===========                        ===========

Stock options exercisable at:
   March 31, 2000                                     1,616,500           .94

Warrants exercisable at:
   March 31, 2000                                                                          500,000           1.28

Issued                                                1,200,000           .90                -               -
Exercised                                                 -              -                   -               -
Expired                                                   -              -                   -               -
Cancelled                                                 -              -                   -               -
                                                    -----------                        -----------

Outstanding at June 30, 2000                          2,816,500           .92              500,000           1.28
                                                    ===========                        ===========

Stock options exercisable at
   June 30, 2000                                      2,816,500           .92

Warrants exercisable at June 30, 2000                                                      500,000           1.28


                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




Summary information about the Company's stock options and warrants outstanding at June 30, 2000 is as follows:

                                                              Outstanding and                 Weighted Average
                              Weighted Average                 Exercisable at                Contractual Periods
                               Exercise Price                  June 30, 2000                      in Years
                               --------------                  -------------                      --------

OPTIONS
-------
                                   $   .60                            12,000                        1.83
                                       .75                         2,011,500                        2.05
                                      1.10                           500,000                        3.00
                                      1.75                           263,000                        2.00
                                      2.50                            30,000                        2.00
                                                               -------------

                                   $   .92                         2,816,500                        2.06
                                   =======                     =============                       =====

WARRANTS
--------
                                   $  1.25                           150,000                        2.00
                                      1.50                           350,000                        2.87
                                                               -------------

                                   $  1.43                           500,000                        2.44
                                   =======                     =============                       =====

The Company accounts for stock options and warrants issued to nonemployees under the fair value method, pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation". The fair value of these stock options and warrants was calculated at the date of issuance using a Black-Scholes Option Valuation Model assuming risk-free interest rates of 6.44% and 6.37% and a volatility factor of expected market price of the Company's common stock of 251.06%. During the six months ended June 30, 2000, the Company issued 1,200,000 stock options for services that expire through June 30, 2003 and carry exercise prices ranging from $.75 to $1.10. Under the provisions of SFAS No. 123, compensation expense arising from the issuance of stock options for the quarters ended June 30, 2000 and 1999 was $275,675 and $40,627, respectively, which was included in selling, general and administrative expenses.

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




9. BARTER TRANSACTIONS

On January 17, 2000, the Company entered into an agreement to render video production services, in exchange for advertising services for $234,000. For the six months ended June 30, 2000, the Company rendered video production services of $234,000, which has been reflected in the June 30, 2000 financial statements. In connection with this transaction, the Company recognized advertising expense of $100,300 for the six months ended June 30, 2000. The remaining balance of advertising services to be received is included in accounts receivable.

In connection with two subscription agreements with hotels, the Company receives up to $5,000 per month in complimentary room and food services. During the six months ended June 30, 2000, the Company utilized approximately $17,200 in room and food services. These transactions are reflected in the June 30, 2000 financial statements.

The Company entered into an agreement to render advertising services, in exchange for various services. For the six months ended June 30, 2000, advertising revenues of $16,800 have been recognized and reflected in the June 30, 2000 financial statements.


10. MAJOR CUSTOMERS

Sales to three customers were approximately 65% of total revenues for each of the six months ended June 30, 2000 and 1999, respectively.


11. REPORTABLE SEGMENTS

The Company has two reportable segments, development and marketing of a customized, interactive, full-service gaming television network for hotel-casinos ("PN") and website e-commerce ("website") business in connection with selling primarily gaming supplies and travel-related services over the Internet. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies, as presented in Note 2. All revenues generated in the segments are external. The Company had only one reportable segment in 1999. The website e-commerce began in 2000 and has been operational since January 2000. For the six months ended June 30, 2000, the total reportable segment information is as follows:


                                                              PN                 Website               Total
                                                              --                 -------               -----
         Reportable segments
           External revenues                          $       470,341      $        75,775      $        546,116
           Depreciation and amortization                      152,493               19,525               172,018
           Operating income (loss)                           (550,320)              56,250              (494,070)
           Assets                                           1,858,499              229,765             2,088,264
           Capital expenditures                               370,317              124,715               495,032


                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




Products and services revenues:
The table below presents external revenues for groups of similar products and services for the six months ended June 30, 2000:

         Network                                    $      153,270
         Advertising                                        75,775
         Production and other                              317,071
                                                    --------------

                                                    $      546,116

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

         In June 1999, the Company decided to pursue opportunities available on the internet. Through June 30, 2000, the Company capitalized web site development costs of approximately $229,765 which is net of amortization.

         The web site "PlayersNetwork.com", which is operational and is continually being expanded and upgraded, provides consumers with gaming "How to Play" information in print form and video from the Company's existing library of instructional gaming videos. Through "PlayersNetwork.com" the Company provides visitors with gaming supplies at The Players General Store, a 900 item catalogue of gaming items including "How to Play" books and tapes, playing cards, casino quality gaming chips, casino game table tops, and actual casino tables and slot machines purchased off the floor of Las Vegas' casinos.

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

         The Company had accumulated operating deficits of $4,587,739 and $3,124,881 as of June 30, 2000 and 1999, respectively. However, the Company had stockholders' equity of $1,365,454 and $496,657 as of June 30, 2000 and 1999, respectively.

         The Company expects operating losses and negative operating cash flows to continue for at least the next twelve months. It anticipates losses to continue because it expects to incur additional costs and expenses related to brand development; marketing and other promotional activities; hiring of management, sales and other personnel; the expansion of infrastructure and customer support services; strategic relationship development; and potential acquisitions of related complementary businesses.

         The Company saves a significant amount of cash by offering a combination of cash and common stock and/or stock options to vendors and outside consultants for services and asset acquisitions. The Company issued $481,870 and $159,728 in stock and options for this purpose for the six months ended June 30, 2000 and 1999, respectively.

         As part of the Company's internet e-commerce, the Company expects to enter into many barter arrangements. For the six months ended June 30, 2000, the Company recorded certain barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions", which consisted of approximately $271,000 in barter revenue, $100,400 in advertising expenses, and $17,000 in travel expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of operating capital has been provided by private sales of the Company's common stock, stockholders loans and equipment financing arrangements, as well as revenues from the operations. At June 30, 2000, the Company had working capital deficiency of $309,274. However, $194,120 of current liabilities are to be paid in common stock and $80,700 are future obligations on the Company's website and in room television network. During the six months ended June 30, 2000, the Company supplemented its working capital by receiving cash of $335,453 from the private sale of 911,975 shares of its common stock.

         The Company anticipates capital expenditures in excess of $1,000,000 for its operations of PlayersNetwork.com, web broadcasting activities and video production during the next twelve months. The Company believes that the current cash flows generated from its revenues will not be sufficient to fund its anticipated operations. The Company will require additional funding to finance its operations through private sales and public debt or equity offerings. However, there is no assurance that such financing can be obtained by the Company.

         As the Company pursues its internet e-commerce strategy, it expects to increase the number of full time employees. In the fourth quarter of 1999, the Company added three employees raising the total to six. In the first quarter of 2000, two employees were hired raising the total to eight. Thereafter, in July 2000, Players Network reduced its staff to seven full-time employees.

         During the six months ended June 30, 2000, an officer converted $160,397 of loans into 542,634 restricted common shares compared to the six months ended June 30, 1999 where there was no conversion of loans.

RECENT EVENTS

         In March 2000, the Company signed a video production agreement with a major casino hotel chain for approximately $50,000, which was completed in the second quarter of 2000.

         With existing subscription and video production agreements in hand, the company should experience nearly 100% revenue growth for the year 2000.

         In June 2000, the Company named Michael Berk to the Board of Directors. Michael Berk is the co-creator and executive producer of the syndicated television show "Baywatch".

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Revenues increased 195% from $185,166 for the six months ended June 30,1999 to $546,116 for the six months ended June 30, 2000. For the six months ended June 30, 2000, the Company had $153,270 in Network Revenue, $75,775 in Advertising Revenue and $317,071 in Production and Other Revenue compared to $117,588 in Network Revenue, $22,349 in Advertising Revenue and $45,229 in Production and Other Revenue for the six months ended June 30, 1999. The Company recorded approximately $277,000 in revenues from bartering production services and advertising spots in exchange for magazine advertising.

         Operating Expenses increased 230% from $263,423 for the six months ended June 30,1999 to $868,168 for the six months ended June 30, 2000. The increase in operating expenses was mainly due to increases in consulting expenses from $53,245 to $302,903; advertising expense from $1,008 to $100,356; payroll expenses from $80,258 to $158,804; and legal and accounting expenses from $9,783 to $158,804 for the six months ended June 30, 1999 compared to the six months ended June 30, 2000, respectively. Certain expenses, primarily consulting and production costs, were paid with common stock of $132,738 and $123,153 for the six months ended June 30, 1999 and June 30, 2000, respectively.

         Stock-based compensation charged to operations was $471,169 for the six months ended June 30, 2000 compared to $88,035 for the six months ended June 30, 1999. Stock-based compensation consists of warrants and options issued to outside service providers in lieu of cash. For the six months ended June 30, 2000, the Company capitalized $145,671 in video production costs. There was none capitalized for six months ended June 30, 1999.

         Depreciation and amortization increased 4% from $166,770 for the six months ended June 30, 1999 to $172,018 for the six months ended June 30, 2000. This was due to a change in the estimated useful life of the capitalized video production costs from 10 years to 5.

         Interest expense decreased 56% from $26,352 for the six months ended June 30, 1999 to $11,713 for the six months ended June 30, 2000 due to the conversion of $473,090 of shareholder loans to common stock at various times from May 1999 to June 30, 2000.

NEW ACCOUNTING PRONOUNCEMENT

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

PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 2000 the issuer sold shares of its Common Stock without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of that Act and without the use of underwriters, as follows:

o    April  4, 2000     3,000 shares for $1,500, less a sales commission of 10%
o    April 10, 2000     8,000 shares for $4,000 of video production services
o    April 10, 2000    16,129 shares for $5,000 upon exercise of a stock option
o    May 16, 2000      19,200 shares for $6,000, less a sales commission of 10%
o    May 16, 2000      23,950 shares for $24,189.50 of consulting services
o    May 16, 2000      16,000 shares for $16,160 of consulting services
o    May 16, 2000       3,295 shares for $3,327.95 of consulting services
o    May 16, 2000       4,400 shares for $4,444 of consulting services
o    May 16, 2000       2,292 shares for $2,314.92 of consulting services
o    May 16, 2000       7,000 shares for $7,070 of consulting
o    May 16, 2000      14,160 shares for $14,301.60 of public relations work
o    May 16, 2000      10,000 shares for $10,100 of equipment rental
o    May 16, 2000       2,000 shares for $2,020 of equipment rental
o    June  6, 2000     40,000 shares for $20,000, less a sales commission of 10%

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS


Exhibit Number               Title of Exhibit                                                   Page No.
--------------               ----------------                                                   --------

(3)(i)                       Articles of Incorporation of The Players Network (1)               N/A
(3)(ii)                      Bylaws of The Players Network (1)                                  N/A
(10)(i)                      Sublease Agreement between Players Network and Colella             N/A
                             Productions, Inc. (1)
(10)(ii)                     Agreement (1)                                                      N/A

(27)                         Financial Data Schedule                                            N/A

(1) Incorporated by reference to the exhibits filed with the Registration
Statement on Form 10-SB, File No. 0-29363


(B)  REPORTS ON FORM 8-K

         None.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 11, 2000                   THE PLAYERS NETWORK


                                          By:      /s/      Mark Bradley
                                             -----------------------------------
                                          Its: Chief Executive Officer