Form 10QSB/A
period 2000-03-31
PLAYERS NETWORK
filed 2000-09-05
CIK 1037131

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                 AMENDMENT NO. 2
                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended      March 31, 2000
                                                    ------------------

[   ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

For the transition period from                    to
                               ------------------    ---------------------------
Commission file number     0-29363
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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.   Yes     No
                                                                   -----  ------
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

                                TABLE OF CONTENTS

                                                                            PAGE





PART I -FINANCIAL INFORMATION..................................................

Item 1.  Financial Statements..................................................

Item 2.   Management's Discussion and Analysis or Plan of Operation............

In this amendment we have revised our revenue recognition policy as disclosed in the financial statements and in the Overview section of the Management's
Discussion and Analysis. We have also discussed how the company accounts for barter transactions in Note 2 and Note 9 of the financial statements. Finally, we have recorded unused magazine advertising rights as a separate "prepaid advertising" line item, rather than including them in "accounts receivable."

PART I -FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS










                                    THE PLAYERS NETWORK


                                    FINANCIAL STATEMENTS


                         THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                               THE PLAYERS NETWORK

                     INDEX TO CONDENSED FINANCIAL STATEMENTS





            Condensed Balance Sheet as of March 31, 2000                     1

            Condensed Statement of Operations
                Three Months Ended March 31, 2000 and 1999                   2

            Condensed Statement of Cash Flows
                Three Months Ended March 31, 2000 and 1999                   3


            Notes to Condensed Financial Statements                       4 - 12

                               THE PLAYERS NETWORK
                             CONDENSED BALANCE SHEET
                                 March 31, 2000




ASSETS                                                        estated)

     Current assets
         Cash                                                    $ 147,848
         Accounts receivable                                        81,021
         Prepaid advertising                                       182,000
         Prepaid expenses                                           77,262
                                                              -------------
            Total current assets                                   488,131

     Property and equipment - net                                  436,716

     Capitalized video production costs - net                      926,097

     Capitalized web site development costs - net                  222,975

     Intangible and other assets                                    10,392
                                                              -------------

         Total assets                                           $2,084,311
                                                              =============


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
         Accounts payable                                         $ 88,654
         Accrued expenses                                          207,317
         Current portion of long-term liabilities                   39,976
         Installment purchase agreement                            125,000
         Deferred revenue                                           18,000
                                                              -------------
              Total current liabilities                            478,947


     Deferred revenue                                               26,500
     Long-term liabilities, less current portion                   113,120
                                                              -------------

            Total liabilities                                      618,567
                                                              -------------

Stockholders' Equity

         Common stock, $.001 par value;
            25,000,000 shares authorized,
            8,178,081 shares issued and
            outstanding                                              8,178
         Additional paid-in capital                              5,555,812
         Accumulated deficit                                    (4,098,246)
                                                              -------------
            Stockholders' equity                                 1,465,744

                                                              -------------
         Total liabilities and stockholders' equity             $2,084,311
                                                              =============

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

The Company filed a 15c2-11 with the National Association of Securities Dealers, which became effective on March 30, 1998 and received the stock-trading symbol PNTV. The Company's common stock was formerly listed on the Over the Counter Bulletin Board, but is not currently listed.

Restatement of March 31, 2000 financial statements:
The financial statements as of March 31, 2000 and for the three months then ended have been restated from those previously included in our Form 10QSB/A dated May 16, 2000. The restated amounts have been prepared to recognize network revenue on a straight line basis over the term of the related contract. The unaudited financial statements previously issued have been restated with revenue being reduced by $44,500 and deferred revenue being recorded in the same amount.

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS



The effect of the restatement on the previously reported amounts is as follows:

                                              THREE MONTHS ENDED MARCH 31, 2000
                                                   As           As Previously
                                                 Restated         Reported
                                                 --------         --------

      Net income (loss)                       $     (16,290)   $   28,210
      Basic and diluted net income
           (loss) per share                          (0.002)       (0.003)

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

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS



Basic and diluted loss per share:
The basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is the same as basic loss per share because the assumed exercise of potential common stock would have an anti-dilutive effect.

Barter transactions:
The Company accounts for barter transactions, where advertising is both rendered and received, in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions", which requires the recognition of revenue and expense only if the fair value of the advertising or services provided is determinable based on the Company's experience in receiving cash or other consideration readily convertible to cash. The Company accounts for other barter transactions in accordance with eitf 93-11, "Accounting for Barter Transaction Involving Barter Credits", and APB No. 29, "Accounting for Nonmonetary Transactions", which require that the fair value of the nonmonetary asset exchanged be used in recording the nonmonetary transactions.

Revenue recognition:
Network revenue consists of initial, subscription and renewal revenues. The Company adopted the revenue recognition policy to comply fully with the guidance in SAB 101, by recognizing network revenue on a straight-line basis over the contractual term. Deferred initial and subscription fees were $44,500 at March 31, 2000, of which $18,000 was current. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rental and other production-related revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.

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

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS



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
                                                                    ============

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS



Future minimum payments at March 31, 2000 are as follows:

        YEAR ENDING

            2001                                         $     69,801
            2002                                               69,801
            2003                                               59,243
            2004                                               17,338
                                                         ------------



            Less: amount representing interest                 63,087
                                                         ------------

                                                              153,096

            Less: current portion                              39,976
                                                         ------------

                                                         $    113,120
                                                         ============


6. STOCKHOLDERS' EQUITY

The Company issued 1,436,830 shares of common stock during the three months ended March 31, 2000, of which 852,846 shares were for $308,953 in cash, 41,350 shares for services with an estimated value of $35,225, and 542,634 shares for debt totaling $160,397 (see Note 4).


7. INCOME TAXES AND DEFERRED INCOME TAXES

Income taxes and components of deferred tax assets are as follows:

                                                       2000           1999
                                                  -------------   -------------
         Deferred tax assets
            Net operating loss carryforwards      $     882,152   $     904,171
            Stock-based compensation                     40,216          24,376
                                                  -------------   -------------

                                                        922,368         928,547
            Less - Valuation allowance                 (922,368)       (928,547)
                                                  -------------   -------------

              Net deferred tax asset              $     -0-       $     -0-
                                                  =============   ==============

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
                        =======           =============            =====

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS



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


9. BARTER TRANSACTIONS

On January 17, 2000, the Company entered into an agreement to render video production services in exchange for advertising services for $234,000. During the three months ended March 31, 2000, the Company rendered video production services of $234,000, of which $52,000 was recognized as advertising expense and the remaining balance as prepaid advertising. The value of the video production services is based on the prevailing rate the Company would charge to its customers in the ordinary course of business.

In connection with two subscription agreements with hotels, the Company receives up to $5,000 per month in complimentary room and food services. During the three months ended March 31, 2000, the Company utilized approximately $4,000 in room and food services, which is reflected in the financial statements.

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



                                                            PN                Website               Total
                                                    ---------------     ---------------      ----------------
         Reportable segments
           External revenues                        $       338,466     $        48,745      $        387,211
           Depreciation and amortization                     65,146              11,325                76,471
           Operating income                                  26,060              37,420                63,480
           Assets                                         1,861,336             222,975             2,084,311
           Capital expenditures                             245,913              99,010               344,923


Products and services revenues:
The table below presents external revenues for groups of similar products and services for the three months ended March 31, 2000:

         Network                                              $       49,960
         Advertising                                                  48,745
         Production and other                                        288,506
                                                              --------------

                                                              $      387,211
                                                              ==============

Both segments of the Company are operating in and have derived their revenues in the United States.

                       THE PLAYERS NETWORK
                CONDENSED STATEMENT OF OPERATIONS
            Three Months Ended March 31, 2000 and 1999




                                                 (Restated)
                                                    2000                1999
                                                -----------         ------------

      Revenues
         Network                                  $ 49,960             $ 73,543
         Advertising                                48,745                9,104
         Production and other                      288,506               17,870
                                                -----------         ------------
             Total revenues                        387,211              100,517
                                                -----------         ------------

      Operating expenses
         Selling, general and administrative       323,731              150,457
         Depreciation and amortization              76,471               56,448
                                                -----------         ------------
             Total operating expenses              400,202              206,905
                                                -----------         ------------

      Other expenses
         Interest expense                            3,299               13,278
                                                -----------         ------------

      Net Loss                                   $ (16,290)          $ (119,666)
                                                ===========         ============

      Basic and diluted loss per share            $ (0.002)            $ (0.026)

      Weighted average shares outstanding        7,793,671            4,683,579

                       THE PLAYERS NETWORK
                CONDENSED STATEMENT OF CASH FLOWS
            Three Months Ended March 31, 2000 and 1999



                                                          2000            1999
                                                       -----------      --------

Cash flows from operating activities                   $ (105,555)      $29,933

Cash flows from investing activities                      (90,518)      (35,885)

Cash flows from financing activities                      279,626         5,339
                                                       ----------       --------

Net increase (decrease) in cash                            83,553          (613)

Cash at beginning of period                                64,295         1,823

                                                       ----------       --------
Cash at end of period                                   $ 147,848       $ 1,210
                                                       ==========       ========


Supplemental cash flow information

Non-cash investing and financing activities
          Common stock issued in exchange for
            notes payable, stockholder                  $ 160,397

           Equipment acquisitions financed by
            capital leases                                103,298

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION


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

         The Company has three types of revenues. Network revenue consists of initial, subscription and renewal revenues. The Company adopted the revenue recognition policy to comply fully with the guidance in SAB 101, by recognizing network revenue on a straight-line basis over the contractual term. Deferred initial and subscription fees were $44,500 for the three months ended March 31, 2000, of which $18,000 was current. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rentals and other production-related revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.

         In June 1999, the Company decided to pursue opportunities available on the Internet. Through March 31, 2000, the Company capitalized web site development costs of approximately $222,975, which is net of amortization.

         The web site "PLAYERSNETWORK.COM", which is operational and is continually being expanded and upgraded, provides consumers with gaming "How to Play" information in print form and video from the Company's existing library of instructional gaming videos. Through "PLAYERSNETWORK.COM", the Company provides visitors with gaming supplies at The Players General Store, a 900 item catalogue of gaming items including "How to Play" books and tapes, playing cards, casino quality gaming chips, casino game table tops, and actual casino tables and slot machines purchased off the floor of Las Vegas' casinos.

         The web site also provides information on almost every casino/gaming site worldwide and "City Guides" to virtually every location where casinos are located. In addition, the site provides financial reports on casino and gaming company stocks. Through "PLAYERSNETWORK.COM", the Company provides travel, tour, show ticket, and golf time reservation services.

         The Company is establishing itself as a 24-hour digital web broadcaster featuring live and previously recorded content.

         The Company had accumulated operating deficits of $4,098,246 and $2,973,168 as of March 31, 2000 and 1999, respectively. However, the Company had stockholders' equity of $1,465,744 and $504,651 as of March 31, 2000 and 1999, respectively.

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

         As part of the Company's Internet e-commerce, the Company expects to enter into many barter arrangements. For the three months ended March 31, 2000, the Company recorded certain barter transactions, where advertising was both rendered and received, in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions". The Company accounts for other barter transactions in accordance with EITF 93-11, "Accounting for Barter Transactions Involving Barter Credits", and APB No. 29, "Accounting for Nonmonetary Transactions," which require the fair value of the asset exchanged be used in recognizing the nonmonetary transaction. As a result of these transactions, the Company recognized approximately $251,000 in barter revenue, $52,000 in advertising expenses, and $4,000 in travel expenses.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of operating capital has been provided by private sales of the Company's common stock, stockholders loans and equipment financing arrangements, as well as revenues from the operations. At March 31, 2000, the Company had positive working capital of $9,184. During the three months ended March 31, 2000, the Company supplemented its working capital by receiving cash of $308,953 from the private sale of 852,846 shares of its common stock.

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

         During the three months ended March 31, 2000, an officer converted $160,397 of loans into 542,634 restricted common shares. No such loans were converted during the three months ended March 31, 1999.


RECENT EVENTS

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

         In December 1999, the Company signed an agreement with Play Streaming Media Group, which agreed to deliver six "GlobeCasters" at no cost to the Company in exchange for syndication of PLAYERS NETWORK online video content. The Company does not have title to these "GlobeCasters", and this transaction, which is structured as an operating lease, will be accounted for as bartering in accordance with EITF 93-11, "Accounting for Barter Transaction Involving Credits", and APB No. 29, "Accounting for Nonmonetary Transactions", which require that the fair value of the nonmonetary assets exchanged be used in recording the nonmonetary transaction. The syndication of online video content is referred to as "V-Commerce", which is an area of high interest among media companies. This equipment enables PLAYERS NETWORK to become a 24-hour a day web network broadcaster. The Company will be the first digital network focused on gaming and entertainment content. The Company anticipates completing the transaction during the third quarter of year 2000.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Revenues increased 285% from $100,517 for the three months ended March 31, 1999 to $387,211 for the three months ended March 31, 2000. For the three months ended March 31, 2000, the Company had $49,960 in Network Revenue, $48,745 in Advertising Revenue and $288,506 in Production and Other Revenue compared to $73,543 in Network Revenue, $9,104 in Advertising Revenue and $17,870 in Production and Other Revenue for the three months ended March 31, 1999. The Company recorded approximately $251,000 in revenues from bartering production services and advertising spots in exchange for magazine advertising during the three months ended March 31, 2000.

         Selling, general and administrative expenses increased 115% from $150,457 for the three months ended March 31,1999 to $323,731 for the three months ended March 31, 2000. The increase in selling, general and administrative expenses was due to increases in consulting expenses from $42,000 to $80,665; advertising expense from $1,008 to $52,638; payroll expenses from $43,537 to $75,220; and legal and accounting expenses from $4,253 to $52,497 for the three months ended March 31, 1999 compared to the three months ended March 31, 2000, respectively. Certain expenses, primarily consulting and production costs, were paid with common stock of $10,007 and $35,225 for the three months ended March 31, 1999 and March 31, 2000, respectively.

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


                                                THE PLAYERS NETWORK


                                                By:      /s/      Mark Bradley
                                                --------------------------------
                                                Its: Chief Executive Officer