Form 10QSB/A
period 2000-06-30
PLAYERS NETWORK
filed 2000-09-05
CIK 1037131

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                  FORM 10-QSB/A

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                               -----------------

[   ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

For the transition period from                    to
                               -------------------  --------------------
Commission file number     0-29363
                      ----------------------------------------------------------

                               The Players Network
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                 880343702
--------------------------------------------------------------------------
         (State or other jurisdiction of               (IRS Employer
         incorporation or organization)                Identification No.)

(Issuer's telephone number)                 (702) 895-8884
                             ----------------------------------------------

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes    No
                                                                 ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,456,981 shares of common stock, par value $.001 per share as of June 30, 2000

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE




PART I -FINANCIAL INFORMATION.................................................

Item 1.  Financial Statements.................................................

Item 2.   Management's Discussion and Analysis or Plan of Operation...........

Explanatory Note:

In this amendment we have discussed how the company accounts for barter transactions in Note 2 and Note 9 of the financial statements. We have also revised our revenue recognition policy, as disclosed in the financial statements and the "Overview" section of the Management's Discussion and Analysis.


PART I -FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS










                                    THE PLAYERS NETWORK


                               CONDENSED FINANCIAL STATEMENTS


                          SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                               THE PLAYERS NETWORK

                     INDEX TO CONDENSED FINANCIAL STATEMENTS





         Condensed Balance Sheet as of June 30, 2000

         Condensed Statement of Operations
             For the six and three months ended June 30, 2000 and 1999

         Condensed Statement of Cash Flows
             For the six and three months ended June 30, 2000 and 1999

         Notes to Condensed Financial Statements

                               THE PLAYERS NETWORK
                             CONDENSED BALANCE SHEET
                                  June 30, 2000




ASSETS                                                                                     (Restated)

     Current assets
         Accounts receivable                                                               $ 141,276
         Prepaid  advertising                                                                140,000
         Prepaid expenses                                                                     33,087
                                                                                   ------------------
            Total current assets                                                             314,363

     Property and equipment - net                                                            459,685

     Capitalized video production costs - net                                              1,075,727

     Capitalized web site development costs - net                                            229,765

     Intangible and other assets                                                               8,724
                                                                                   ------------------

         Total assets                                                                     $2,088,264
                                                                                   ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
         Cash overdraft                                                                      $ 9,115
         Accounts payable                                                                    249,929
         Accrued expenses                                                                    194,800
         Current portion of long-term liabilities                                             44,793
         Installment purchase agreement                                                      125,000
         Deferred revenue                                                                     18,000
                                                                                   ------------------
              Total current liabilities                                                      641,637


     Deferred revenue                                                                         22,000
     Long-term liabilities, less current portion                                              99,173
                                                                                   ------------------

            Total liabilities                                                                762,810
                                                                                   ------------------

    Stockholders' Equity

         Common stock, $.001 par value;
            25,000,000 shares authorized,
            8,328,307 shares issued and
            outstanding                                                                        8,328
         Additional paid-in capital                                                        5,944,865
         Accumulated deficit                                                              (4,627,739)
                                                                                   ------------------
            Stockholders' equity                                                           1,325,454

                                                                                   ------------------
         Total liabilities and stockholders' equity                                       $2,088,264
                                                                                   ==================

                               THE PLAYERS NETWORK
                        CONDENSED STATEMENT OF OPERATIONS





                                                        For the Six Months Ended June 30,      For the Three Months Ended June 30,
                                                        ---------------------------------      -----------------------------------
                                                            2000               1999                2000                 1999
                                                       ---------------    ----------------    ----------------   -------------------
                                                         (Restated)                             (Restated)
     Revenues
         Network                                            $ 113,270           $ 117,588            $ 63,310              $ 44,045
         Advertising                                           75,775              22,349              27,030                13,245
         Production and other                                 317,071              45,229              28,565                27,359
                                                       ---------------    ----------------    ----------------   -------------------
            Total revenues                                    506,116             185,166             118,905                84,649
                                                       ---------------    ----------------    ----------------   -------------------

     Operating expenses
         Selling, general and administrative                  868,168             263,423             544,437               163,108
         Depreciation and amortization                        172,018             166,770              95,547                60,180
                                                       ---------------    ----------------    ----------------   -------------------
            Total operating expenses                        1,040,186             430,193             639,984               223,288
                                                       ---------------    ----------------    ----------------   -------------------

     Other expenses
         Interest expense                                      11,713              26,352               8,414                13,073
                                                       ---------------    ----------------    ----------------   -------------------

     Net loss                                              $ (545,783)         $ (271,379)         $ (529,493)           $ (151,712)
                                                       ===============    ================    ================   ===================


     Basic and diluted loss per share                        $ (0.068)           $ (0.066)           $ (0.064)             $ (0.038)


     Weighted average shares outstanding                    8,021,918           4,111,329           8,245,312             4,031,975


                               THE PLAYERS NETWORK
                        CONDENSED STATEMENT OF CASH FLOWS


                                             For the Six Months Ended June 30,    For the Three Months Ended June 30,
                                             ---------------------------------    -----------------------------------
                                                     2000           1999                    2000           1999
                                                  ----------     ----------               ---------     ----------

Cash flows from operating activities              $ 111,562      $(125,163)               $ 98,800      $(102,325)

Cash flows from investing activities               (609,873)             -                (563,570)        22,949

Cash flows from financing activities                434,016        126,026                 316,922         80,852
                                                  ----------     ----------               ---------     ----------

Net increase (decrease) in cash                     (64,295)           863                (147,848)         1,476

Cash at beginning of period                          64,295          1,823                 147,848          1,210
                                                  ----------     ----------               ---------     ----------

Cash at end of period                                   $ -        $ 2,686                     $ -        $ 2,686
                                                  ==========     ==========               =========     ==========


Supplemental cash flow information

Non-cash investing and financing activities
          Common stock issued in exchange for
            notes payable, stockholder            $ 168,217       $ 40,627                     $ -       $ 40,627

           Equipment acquisitions financed by
            capital leases                           97,750              -                       -              -


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

Restatement of June 30, 2000 financial statements:
The financial statements as of June 30, 2000 and for the six and three months then ended have been restated from those previously included in our Form 10QSB dated August 11, 2000. The restated amounts have been prepared to recognize network revenue on a straight line basis over the term of the related contract. The unaudited financial statements previously issued have been restated with revenue being reduced by $40,000 and deferred revenue being recorded in the same amount as of June 30, 2000 and for the six months then ended and with revenue being increased by $4,500 for the three months ended June 30, 2000.

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




The effect of the restatement on the previously reported amounts is as follows:

                                         Six Months Ended June 30, 2000               Three Months Ended June 30, 2000
                                         ------------------------------               --------------------------------
                                            As                As Previously              As               As Previously
                                         Restated               Reported              Restated              Reported
                                         --------               --------              --------              --------

Net loss                               $    (545,783)         $    (505,783)     $    (529,493)        $    (533,993)
Basic and diluted net loss
   per share                                 (0.068)                (0.063)            (0.064)               (0.065)


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

Revenue recognition:
Network revenue consists of initial, subscription and renewal revenues. The Company adopted the revenue recognition policy to comply fully with the guidance in SAB 101, by recognizing network revenue on a straight-line basis over the contractual term. Deferred initial and subscription fees were $40,000 at June 30, 2000, of which $18,000 was current. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rental and other production-related revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.

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


3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

               Studio equipment                                                         $       85,595
               Furniture and equipment                                                          74,185
               Video equipment                                                                 405,578
               Work in process                                                                  21,359
               Leasehold improvements                                                            1,900
                                                                                        --------------

                  Total cost                                                                   588,617

               Accumulated depreciation                                                       (128,932)
                                                                                        --------------

               Net book value                                                           $      459,685
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

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




Future minimum payments at June 30, 2000 are as follows:

        YEAR ENDING

            2001                                                                                 $     69,801
            2002                                                                                       69,801
            2003                                                                                       50,730
            2004                                                                                       12,252
                                                                                                 ------------

                                                                                                      202,584

            Less: amount representing interest                                                         58,618
                                                                                                 ------------

                                                                                                      143,966

            Less: current portion                                                                      44,793
                                                                                                 ------------

                                                                                                 $     99,173
                                                                                                 ============

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

OPTIONS
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

WARRANTS
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

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




9. BARTER TRANSACTIONS

On January 17, 2000, the Company entered into an agreement to render video production services, in exchange for advertising services for $234,000. During the six months ended June 30, 2000, the Company rendered video production services of $234,000, of which $94,000 was recognized as advertising expense and the remaining balance as prepaid advertising. The value of the video production services is based on the prevailing rate the Company would charge its customers in the ordinary course of business.

In connection with two subscription agreements with hotels, the Company receives up to $5,000 per month in complimentary room and food services. During the six months ended June 30, 2000, the Company utilized approximately $17,200 in room and food services, which is reflected in the financial statements.

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

                                                              PN                 Website               Total
                                                              --                 -------               -----
         Reportable segments
           External revenues                          $       430,341      $        75,775      $        506,116
           Depreciation and amortization                      152,493               19,525               172,018
           Operating income (loss)                           (590,320)              56,250              (534,070)
           Assets                                           1,858,499              229,765             2,088,264
           Capital expenditures                               370,317              124,715               495,032

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS




Products and services revenues:
The table below presents external revenues for groups of similar products and services for the six months ended June 30, 2000:

         Network                                                             $      113,270
         Advertising                                                                 75,775
         Production and other                                                       317,071
                                                                             --------------

                                                                             $      506,116
                                                                             ==============

Both segments of the Company are operating in and have derived their revenues in the United States.





ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



            MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION


OVERVIEW

         The Company provides television programming and produces videos related to gaming instruction and information to hotel casinos in Nevada, Iowa, Louisiana and Mississippi on a private cable channel known as "PLAYERS NETWORK". The Company also has an independent working sound stage in Las Vegas which it uses for videos and also rents to various production companies.

         The Company has three types of revenues. Network revenue consists of initial, subscription and renewal revenues. The Company adopted the revenue recognition policy to comply fully with the guidance in SAB 101, by recognizing network revenue on a straight-line basis over the contractual term. Deferred initial and subscription fees were $40,000 at June 30, 2000, of which $18,000 was current. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rentals and other production-related revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.

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

         The Company had accumulated operating deficits of $4,627,739 and $3,124,881 as of June 30, 2000 and 1999, respectively. However, the Company had stockholders' equity of $1,325,454 and $496,657 as of June 30, 2000 and 1999, respectively.

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

         As part of the Company's internet e-commerce, the Company expects to enter into many barter arrangements. For the six months ended June 30, 2000, the Company recorded certain barter transactions, where advertising was both rendered and received, in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions". The Company accounts for other barter transactions in accordance with EITF 93-11, "Accounting for Barter Transactions Involving Barter Credits", and APB No. 29, "Accounting for Nonmonetary Transactions", which require the fair value of the asset exchanged be used in recognizing the nonmonetary transaction. As a result of these transactions, the Company recognized approximately $271,000 in barter revenue, $100,400 in advertising expenses, and $17,000 in travel expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of operating capital has been provided by private sales of the Company's common stock, stockholders loans and equipment financing arrangements, as well as revenues from the operations. At June 30, 2000, the Company had working capital deficiency of $327,274. However, $194,120 of current liabilities are to be paid in common stock and $80,700 are future obligations on the Company's website and in room television network. During the six months ended June 30, 2000, the Company supplemented its working capital by receiving cash of $335,453 from the private sale of 911,975 shares of its common stock.

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

         During the six months ended June 30, 2000, an officer converted $160,397 of loans into 542,634 restricted common shares. No such loans were converted during the six months ended June 30, 1999.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Revenues increased 326% from $118,905 for the six months ended June 30,1999 to $506,116 for the six months ended June 30, 2000. For the six months ended June 30, 2000, the Company had $113,270 in Network Revenue, $75,775 in Advertising Revenue and $317,071 in Production and Other Revenue compared to $117,588 in Network Revenue, $22,349 in Advertising Revenue and $45,229 in Production and Other Revenue for the six months ended June 30, 1999. The Company recorded approximately $277,000 in revenues from bartering production services and advertising spots in exchange for magazine advertising during the six months ended June 30, 2000.

         Selling, general, and administrative expenses increased 230% from $263,423 for the six months ended June 30, 1999 to $868,168 for the six months ended June 30, 2000. The increase in selling, general, and administrative expenses was mainly due to increases in consulting expenses from $53,245 to $302,903; advertising expense from $1,008 to $100,356; payroll expenses from $80,258 to $158,804; and legal and accounting expenses from $9,783 to $158,804 for the six months ended June 30, 1999 compared to the six months ended June 30, 2000, respectively. Certain expenses, primarily consulting and production costs, were paid with common stock of $132,738 and $123,153 for the six months ended June 30, 1999 and June 30, 2000, respectively.

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


                                            THE PLAYERS NETWORK


                                            By:      /s/      Mark Bradley
                                               ---------------------------------
                                            Its: Chief Executive Officer