Form 10QSB
period 2000-09-30
PLAYERS NETWORK
filed 2000-11-14
CIK 1037131

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS
                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended     September 30,2000
                                                  ------------------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

For the transition period from                         to
                               -----------------------    ----------------------
Commission file number     0-29363
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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes    No
                                                                 ---   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,456,981 shares of common stock, par value $.001 per share as of September 15, 2000

         Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                TABLE OF CONTENTS

                                                                            PAGE


PART I - FINANCIAL INFORMATION.................................................

Item 1.  Financial Statements..................................................

Item 2.  Management's Discussion and Analysis or Plan of Operation............

PART II - OTHER INFORMATION...................................................

Item 1.  Legal Proceedings....................................................

Item 2.  Changes in Securities and Use of Proceeds............................

Item 3.  Defaults Upon Senior Securities......................................

Item 4.  Submission of Matters to a Vote of Securities Holders................

Item 5.  Other Information....................................................

Item 6.  Exhibits and Reports on Form 8-K.....................................

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                               THE PLAYERS NETWORK


                         CONDENSED FINANCIAL STATEMENTS


                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                               THE PLAYERS NETWORK



                     INDEX TO CONDENSED FINANCIAL STATEMENTS




Condensed Balance Sheet as of September 30, 2000


Condensed Statement of Operations
   Nine Months and Three Months Ended September 30, 2000 and 1999


Condensed Statement of Cash Flows
   Nine Months and Three Months Ended September 30, 2000 and 1999


Notes to Condensed Financial Statements

                               THE PLAYERS NETWORK
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000


ASSETS

Current assets
   Cash                                                             $    11,072
   Accounts receivable                                                   62,270
   Prepaid advertising                                                  108,600
   Prepaid expenses                                                      16,295
                                                                    -----------

           Total current assets                                         198,237

Property and equipment - net                                            464,678

Capitalized video production costs - net                              1,076,973

Capitalized web site development costs - net                            205,854

Intangible and other assets                                               8,670
                                                                    -----------

           Total assets                                             $ 1,954,412
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                 $   195,080
   Accrued expenses                                                     107,014
   Current portion of long-term liabilities                              45,100
   Installment purchase agreement                                       125,000
   Deferred revenue                                                      18,000
   Loans payable, stockholders                                           45,153
                                                                    -----------

           Total current liabilities                                    535,347

Deferred revenue                                                         17,500
Long-term liabilities, less current portion                              89,346
                                                                    -----------

           Total liabilities                                            642,193
                                                                    -----------

Stockholders' equity
   Common stock, $.001 par value;
     25,000,000 shares authorized,
     8,539,994 shares issued and outstanding                              8,540
   Additional paid-in capital                                         6,212,379
   Accumulated deficit                                               (4,908,700)
                                                                    -----------

           Stockholders' equity                                       1,312,219
                                                                    -----------

           Total liabilities and stockholders' equity               $ 1,954,412
                                                                    ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              THE PLAYERS NETWORK
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   For the Nine Months Ended             For the Three Months Ended
                                                           September 30,                        September 30,
                                                 -------------------------------        ------------------------------
                                                      2000               1999               2000               1999
                                                  -----------        -----------        -----------        -----------
Revenues
   Network                                        $   196,365        $   160,968        $    83,095        $    43,380
   Advertising                                         92,964             27,948             17,188              5,599
   Production and other                               400,316             53,942             83,246              8,713
                                                  -----------        -----------        -----------        -----------

           Total revenues                             689,645            242,858            183,529             57,692
                                                  -----------        -----------        -----------        -----------

Operating expenses
   Selling, general and administrative              1,211,820            789,353            343,650            425,930
   Depreciation and amortization                      283,936            180,619            111,919             37,532
                                                  -----------        -----------        -----------        -----------

           Total operating expenses                 1,495,756            969,972            455,569            463,462
                                                  -----------        -----------        -----------        -----------

Other expenses
   Interest expense                                    20,633             38,999              8,920             12,647
                                                  -----------        -----------        -----------        -----------

           Net loss                               $  (826,744)       $  (766,113)       $  (280,960)       $  (418,417)
                                                  ===========        ===========        ===========        ===========

Basic and diluted loss per share                  $    (0.101)       $    (0.154)       $    (0.033)       $    (0.079)
                                                  ===========        ===========        ===========        ===========

Weighted average shares outstanding                 8,177,395          4,985,120          8,448,270          5,321,474
                                                  ===========        ===========        ===========        ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                               THE PLAYERS NETWORK
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                   For the Nine Months Ended             For the Three Months Ended
                                                           September 30,                        September 30,
                                                 -------------------------------        ------------------------------
                                                      2000               1999               2000               1999
                                                  -----------        -----------        -----------        -----------

Cash flows from operating activities              $   176,192        $   247,388        $    87,001        $   259,660

Cash flows from investing activities                 (612,089)          (319,453)          (266,210)         ( 206,563)

Cash flows from financing activities                  382,674             75,363            190,281          (  50,662)
                                                  -----------        -----------        -----------        -----------

Net increase (decrease) in cash                     (  53,223)             3,298             11,072              2,435

Cash at beginning of period                            64,295              1,823               -                 2,686
                                                  -----------        -----------        -----------        -----------

Cash at end of period                             $    11,072        $     5,121        $    11,072        $     5,121
                                                  ===========        ===========        ===========        ===========

Supplemental cash flow information

Noncash investing and financing activities
   Common stock issued in exchange for
     notes payable, stockholder                   $   160,397        $      -           $      -           $      -

   Common stock issued in exchange for
     accounts payable and services                    272,843             40,627            149,690             40,627

   Equipment acquisitions financed by
     capital leases                                    91,976               -                  -                  -



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                               THE PLAYERS NETWORK
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


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

The unaudited condensed financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year ending December 31, 2000.


2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Players Network (the "Company") was organized under the laws of the State of Nevada on March 16, 1993. The Company is engaged in the development and marketing of a customized, interactive, full-service gaming television network. In addition, the Company has developed a web site for the purpose of selling primarily gaming supplies and travel-related services over the Internet. This web site became operational during January 2000 and generated advertising revenues of approximately $93,000 during the nine months ended September 30, 2000.

The Company filed a 15c2-11 with the National Association of Securities Dealers, which became effective on March 30, 1998 and received the stock-trading symbol PNTV. The Company's common stock was delisted from the Over the Counter Bulletin Board on March 7, 2000 and subsequently listed on October 20, 2000.

Capitalized video production costs:
Capitalized video production costs which are expected to benefit future periods are capitalized as incurred. The individual film forecast method is used to amortize these costs. Under this method, costs accumulated in the production of a video are amortized in the proportion that gross realized revenues bear to management's estimate of total gross revenues. Amortization expense of approximately $186,000 and $150,000 was charged to operations for the nine months ended September 30, 2000 and 1999, respectively. Accumulated amortization was approximately $490,000 and $306,000 at September 30, 2000 and 1999, respectively.

                               THE PLAYERS NETWORK
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Capitalized web site development costs:
The Company has capitalized certain costs associated with the development of its e-commerce web site, PLAYERSNETWORK.COM. The Company follows the guidance promulgated by Statement of Position 98-1, "Accounting for Software Developed for Internal Use," which requires that all costs incurred to establish technological feasibility should be expensed as incurred. After technological feasibility was established, development costs are capitalized and amortized over the estimated useful life. Total costs capitalized through September 30, 2000 were $260,615. These costs will be amortized on a straight-line basis over a period of three years. Amortization expense for the nine months ended September 30, 2000 was $54,761.

Long-lived assets:
The Company makes reviews for the potential impairment of long-lived assets and certain identifiable intangibles, such as capitalized video production costs and capitalized web site development costs, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. There were no impairment losses recorded for the nine months ended September 30, 2000.

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

                               THE PLAYERS NETWORK
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Revenue recognition:
Network revenue consists of initial, subscription and renewal revenues. The Company adopted the revenue recognition policy to comply fully with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", by recognizing network revenue on a straight-line basis over the contractual term. Deferred initial and subscription fees were $35,500 at September 30, 2000, of which $18,000 was current. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rental and other production-related revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.

Advertising costs:
The Company's policy is to expense advertising costs as a period expense. Advertising costs of $170,500 and $3,200 were charged to operations during the nine months ended September 30, 2000 and 1999, respectively.

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

Segment reporting:
During the nine months ended September 30, 2000, the Company first applied Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in Note 11.

                               THE PLAYERS NETWORK
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


New accounting pronouncements:
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Adoption of these pronouncements is required for the period beginning on July 1, 2000. The Company does not invest in derivative instruments, as defined, and, accordingly, does not expect these pronouncements to have a material impact on the results of its operations.

In March 2000, the Emerging Issues Task Force (EITF) issued EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted this consensus on July 1, 2000. During the three months ended September 30, 2000, the Company did not capitalize any Web site development costs.

In June 2000, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films". SOP 00-2 provides guidance on capitalizing film costs and recognizing related revenues and expenses. The Company currently applies accounting policies which are in conformity with SOP 00-2 and, accordingly, does not expect SOP 00-2 to have an effect on the financial statements.


3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

               Studio equipment                     $      107,802
               Furniture and equipment                      74,185
               Video equipment                             405,578
               Work in process                              21,359
               Leasehold improvements                        1,900
                                                    --------------

                  Total cost

               Accumulated depreciation                   (146,146)
                                                    --------------

               Net book value                       $      464,678
                                                    ==============

Work in process consists of the construction cost of a video production booth, which will be completed in the year 2000.

The cost of equipment held under capital leases totaled $143,645 at September 30, 2000. The related accumulated depreciation was $34,109 at September 30, 2000.

Depreciation expense charged to operations was $42,974 and $28,037 for the nine months ended September 30, 2000 and 1999, respectively.

                               THE PLAYERS NETWORK
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


4. NOTES AND LOANS PAYABLE, STOCKHOLDERS

Notes payable to the president of $160,397 at December 31, 1999 were converted to 542,634 common shares in January 2000 based on the fair market value of the stock.

Loans payable, stockholders at September 30, 2000 were due on demand with interest rates ranging from 10% to 13% per year. Interest expense for the nine months ended September 30, 2000 was $576.



5. LONG-TERM LIABILITIES

The Company has the following long-term liabilities:

         Capital lease obligation payable to Advanta Business Services, collateralized by specified video equipment, payable in monthly
         installments of $228 including interest at 24.84%.                                      $      3,864

         Capital lease obligation payable to Granite Financial Services, collateralized by specified video equipment, payable in monthly
         installments of $661 including interest at 18.39%.                                            10,322

         Equipment loan payable to Granite Financial Services, collateralized by specified video equipment, payable in monthly installments of
         $1,022 including interest at 16.4%.                                                           28,283

         Capital lease obligation payable to GE Capital Colonial Pacific
         Leasing, collateralized by specified video equipment, payable in
         monthly installments of $1,340 including interest at 17.32%.                                  39,752

         Capital lease obligation payable to FlexLease, Inc. collateralized by specified studio equipment, payable in monthly installments
         of $1,209 including interest at 33.37%.                                                       23,306

         Capital lease obligation payable to Pacific Leasing Corporation, collateralized by specified studio equipment, payable in monthly
         installments of $1,356 including interest at 23.82%.                                          28,919
                                                                                                 ------------

                                                                                                 $    134,446
                                                                                                 ============

                               THE PLAYERS NETWORK
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Future minimum payments at September 30, 2000 are as follows:

        Year Ending
        -----------

            2001                                            $     69,802
            2002                                                  67,628
            2003                                                  42,440
            2004                                                   5,494
                                                            ------------

                                                                 185,364

            Less: amount representing interest                    50,918
                                                            ------------

                                                                 134,446

            Less: current portion                                 45,100
                                                            ------------

                                                            $     89,346
                                                            ============

6. STOCKHOLDERS' EQUITY

The Company issued 1,798,743 shares of common stock during the nine months ended September 30, 2000, of which 921,975 shares were for $340,453 in cash, 221,014 shares for services with an estimated value of $149,723, and 655,754 shares for debts totaling $291,337, of which 542,634 shares were for stockholders' debt (see Note 4) and 113,120 shares were for accounts payable to an unrelated party.


7. INCOME TAXES AND DEFERRED INCOME TAXES

Income taxes and components of deferred tax assets are as follows:

                                                     2000             1999
                                                --------------  --------------
         Deferred tax assets
            Net operating loss carryforwards    $    1,019,426  $   1,007,777
            Stock-based compensation                   211,302        114,614
                                                --------------  --------------

                                                     1,230,728      1,122,391
            Less - Valuation allowance              (1,230,728)    (1,122,391)
                                                --------------  --------------

              Net deferred tax asset            $      -0-      $     -0-
                                                ==============  ==============

The Company has available net operating loss carryforwards of approximately $3,409,000, which expire as follows: 2011, $1,741,000; 2012, $531,000; 2018,
$339,000 and 2019, $798,000.

                               THE PLAYERS NETWORK
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


8. STOCK OPTIONS AND WARRANTS

The Company has issued stock options and warrants to purchase the Company's common stock to officers, key employees, directors and outsiders as compensation and for services rendered. The stock options and warrants are summarized as follows:

                                                                         Weighted                          Weighted
                                                         Number           Average           Number          Average
                                                           of            Exercise             of           Exercise
                                                         Options           Price           Warrants          Price
                                                         -------           -----           --------          -----

Outstanding at December 31, 1999                         1,240,500        $ 1.43             590,000       $ 1.75
Issued                                                     677,500           .75               -              -
Exercised                                                    -              -                  -              -
Expired                                                   (301,500)         2.50             (90,000)        2.50
Cancelled                                                    -              -                  -              -
                                                       -----------                       -----------

Outstanding at March 31, 2000                            1,616,500           .94             500,000         1.28
                                                       ===========                       ===========

Stock options exercisable at
   March 31, 2000                                        1,616,500           .94

Warrants exercisable at
   March 31, 2000                                                                            500,000         1.28

Issued                                                   1,200,000           .90               -             -
Exercised                                                    -              -                  -             -
Expired                                                      -              -                  -             -
Cancelled                                                    -              -                  -             -
                                                       -----------                       -----------

Outstanding at June 30, 2000                             2,816,500           .92             500,000         1.28
                                                       ===========                       ===========

Stock options exercisable at
   June 30, 2000                                         2,816,500           .92

Warrants exercisable at June 30, 2000                                                        500,000         1.28

Issued                                                     520,000           .75               -             -
Exercised                                                    -              -                  -             -
Expired                                                   (292,000)         1.53               -             -
Cancelled                                                    -              -                  -             -
                                                       -----------                       -----------

Outstanding at September 30, 2000                        3,044,500           .84             500,000         1.28
                                                       ===========                       ===========

Stock options exercisable at
   September 30, 2000                                    3,044,500           .84

Warrants exercisable at September 30, 2000                                                   500,000         1.28


                               THE PLAYERS NETWORK
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Summary information about the Company's stock options and warrants outstanding at September 30, 2000 is as follows:

                                                              Outstanding and                 Weighted Average
                              Weighted Average                 Exercisable at                Contractual Periods
                               Exercise Price                September 30, 2000                   in Years
                               --------------                ------------------                   --------

OPTIONS
-------
                                   $   .75                         2,481,500                        2.05
                                      1.10                           500,000                        3.00
                                      1.75                            33,000                        2.00
                                      2.50                            30,000                        2.00
                                                               -------------

                                   $   .84                         3,044,500                        1.94
                                   =======                     =============                       =====


WARRANTS
--------
                                   $  1.25                           150,000                        2.00
                                      1.50                           350,000                        2.87
                                                               -------------

                                   $  1.43                           500,000                        2.44
                                   =======                     =============                       =====

The Company accounts for stock options and warrants issued to nonemployees under the fair value method, pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation". The fair value of these stock options and warrants was calculated at the date of issuance using a Black-Scholes Option Valuation Model assuming risk-free interest rates of 6.57%, 6.59% and 6.61% and a volatility factor of expected market price of the Company's common stock of 321.05%. During the nine months ended September 30, 2000, the Company issued 2,397,500 stock options for services that expire through June 30, 2004 and carry exercise prices ranging from $.75 to $2.50. Under the provisions of SFAS No. 123, compensation expense arising from the issuance of stock options for the quarters ended September 30, 2000 and 1999 was $113,035 and $40,627, respectively, which was included in selling, general and administrative expenses.

No stock options were issued to employees during the nine months ended September 30, 2000.

                               THE PLAYERS NETWORK
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


9. BARTER TRANSACTIONS

On January 17, 2000, the Company entered into an agreement to render video production services, in exchange for advertising services for $234,000. During the nine months ended September 30, 2000, the Company rendered video production services of $234,000, of which $138,000 was recognized as advertising expense and the remaining balance as prepaid advertising. The value of the video production services is based on the prevailing rate the Company would charge its customers in the ordinary course of business.

In connection with two subscription agreements with hotels, the Company receives up to $5,000 per month in complimentary room and food services. During the nine months ended September 30, 2000, the Company utilized approximately $27,000 in room and food services, which is reflected in the financial statements.

The Company entered into an agreement to render advertising services, in exchange for various services. Advertising revenues of $16,800 have been recognized and reflected in the September 30, 2000 financial statements.

The Company received video equipment with a fair market value of approximately $15,000 in exchange for production services rendered during the three months ended September 30, 2000. In connection with this transaction, the Company recognized production revenue of $15,137 and recorded an asset for the same value for the three months ended September 30, 2000.


10. MAJOR CUSTOMERS

Sales to six and three customers were approximately 65% of total revenues for each of the nine months ended September 30, 2000 and 1999, respectively.

                               THE PLAYERS NETWORK
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


11. REPORTABLE SEGMENTS

The Company has two reportable segments, development and marketing of a customized, interactive, full-service gaming television network for hotel-casinos ("PN") and website e-commerce ("website") business in connection with selling primarily gaming supplies and travel-related services over the Internet. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies, as presented in Note 2. All revenues generated in the segments are external. The Company had only one reportable segment in 1999. The website e-commerce began in 2000 and has been operational since January 2000. For the nine months ended September 30, 2000, the total reportable segment information is as follows:

                                                              PN                 Website               Total
                                                      ----------------     ---------------      -----------------
         Reportable segments
           External revenues                          $       596,681      $        92,964      $        689,645
           Depreciation and amortization                      229,175               54,761               283,936
           Operating income (loss)                           (844,314)              38,203              (806,111)
           Assets                                           1,748,558              205,854             1,954,412
           Capital expenditures                               487,458              124,715               612,173


Products and services revenues:
The table below presents external revenues for groups of similar products and services for the nine months ended September 30, 2000:

         Network                              $      196,365
         Advertising                                  92,964
         Production and other                        400,316
                                              --------------

                                              $      689,645
                                              ==============

Both segments of the Company are operating in and have derived their revenues in the United States.


12. SUBSEQUENT EVENT

On October 14, 2000, the Company's Board of Directors approved the sales of stock and stock options to an unrelated party totaling $2,375,000. The stock and stock option sales will occur over an eighteen-month period.

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

         The Company has three types of revenues. Network revenue consists of initial, subscription and renewal revenues. The Company adopted the revenue recognition policy to comply fully with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", by recognizing network revenue on a straight-line basis over the contractual term. Deferred initial and subscription fees were $35,500 at September 30, 2000, of which $18,000 was current. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rentals and other production-related revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.

         In June 1999, the Company decided to pursue opportunities available on the Internet. Through September 30, 2000, the Company capitalized web site development costs of $205,854, which is net of amortization.

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

         The Company had accumulated operating deficits of $4,908,700 and $3,619,615 as of September 30, 2000 and 1999, respectively. However, the Company had stockholders' equity of $1,312,219 and $686,020 as of September 30, 2000 and 1999, respectively.

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

         The Company saves a significant amount of cash by offering a combination of cash and common stock and/or stock options to vendors and outside consultants for services and asset acquisitions. The Company issued $621,475 and $580,143 in stock and options for this purpose for the nine months ended September 30, 2000 and 1999, respectively.

         As part of the Company's internet e-commerce, the Company expects to enter into many barter arrangements. For the nine months ended September 30, 2000, the Company recorded certain barter transactions, where advertising was both rendered and received, in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions". The Company accounts for other barter transactions in accordance with EITF 93-11, "Accounting for Barter Transactions Involving Barter Credits", and APB No. 29, "Accounting for Nonmonetary Transactions", which require the fair value of the asset exchanged be used in recognizing the nonmonetary transaction. As a result of these transactions, the Company recognized approximately $296,000 in barter revenue, $124,000 in advertising expenses, and $27,000 in travel expenses.

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

Liquidity and Capital Resources
-------------------------------

         The Company's principal source of operating capital has been provided by private sales of the Company's common stock, stockholders loans and equipment financing arrangements, as well as revenues from the operations. At September 30, 2000, the Company had working capital deficiency of $337,110. However, $67,000 of current liabilities are to be paid in common stock and $80,000 are future obligations on the Company's website and in room television network. During the nine months ended September 30, 2000, the Company supplemented its working capital by receiving cash of $340,453 from the private sale of 921,975 shares of its common stock.

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

         As the Company pursues its Internet e-commerce strategy, it expects to increase the number of full-time employees. In the fourth quarter of 1999, the Company added three employees, raising the total to six. In the first quarter of 2000, two employees were hired, raising the total to eight. Thereafter, in July 2000, Players Network reduced its staff to seven full-time employees.

         During the nine months ended September 30, 2000, an officer converted $160,397 of loans into 542,634 restricted common shares. No such loans were converted during the nine months ended September 30, 1999. Accounts payable to an unrelated party of $123,120 were converted to 113,120 common shares in August 2000 based on the fair market value of the stock.

Recent Events
-------------

         In October 2000, the Company signed an agreement with a strategic investor, who agreed to purchase the Company's stock and stock options totaling $2,375,000 over an eighteen-month period.

         On October 20, 2000, the Company's stock began trading on the Over-the-Counter Bulletin Board.

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

Results of Operations - Nine Months Ended September 30, 2000 and 1999
---------------------------------------------------------------------

         Revenues increased 184% from $242,858 for the nine months ended September 30, 1999 to $689,645 for the nine months ended September 30, 2000. For the nine months ended September 30, 2000, the Company had $196,365 in Network Revenue, $92,964 in Advertising Revenue and $400,316 in Production and Other Revenue compared to $160,968 in Network Revenue, $27,948 in Advertising Revenue and $53,942 in Production and Other Revenue for the nine months ended September 30, 1999. The Company recorded approximately $296,000 in revenues from bartering production services and advertising spots in exchange for magazine advertising during the nine months ended September 30, 2000.

         Selling, general, and administrative expenses increased 54% from $789,353 for the nine months ended September 30, 1999 to $1,211,820 for the nine months ended September 30, 2000. The increase in selling, general, and administrative expenses was mainly due to increases in advertising expense from $1,870 to $140,108; payroll expenses from $114,473 to $231,830; and legal and accounting expenses from $14,174 to $180,459 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000, respectively. Certain expenses, primarily consulting and production costs, were paid with common stock of $337,100 and $149,723 for the nine months ended September 30, 1999 and September 30, 2000, respectively.

         Stock-based compensation charged to operations was $471,752 for the nine months ended September 30, 2000 compared to $243,043 for the nine months ended September 30, 1999. Stock-based compensation consists of warrants and options issued to outside service providers in lieu of cash. For the nine months ended September 30, 2000, the Company capitalized $167,884 in video production costs. There were none capitalized for the nine months ended September 30, 1999.

         Depreciation and amortization increased 57% from $180,619 for the nine months ended September 30, 1999 to $283,936 for the nine months ended September 30, 2000. This was due to a change in the estimated useful life of the capitalized video production costs from 10 years to 5.

         Interest expense decreased 47% from $38,999 for the nine months ended September 30, 1999 to $20,633 for the nine months ended September 30, 2000 due to the conversion of $473,090 of shareholder loans to common stock at various times from May 1999 to September 30, 2000.

New Accounting Pronouncements
-----------------------------

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Adoption of these pronouncements is required for the period beginning on July 1, 2000. The Company does not invest in derivative instruments, as defined, and, accordingly, does not expect these pronouncements to have a material impact on the results of its operations.

         In March 2000, the Emerging Issues Task Force (EITF) issued EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted this consensus on July 1, 2000. During the three months ended September 30, 2000, the Company did not capitalize any Web site development costs.

         In June 2000, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films". SOP 00-2 provides guidance on capitalizing film costs and recognizing related revenues and expenses. The Company currently applies accounting policies which are in conformity with SOP 00-2 and, accordingly, does not expect SOP 00-2 to have an effect on the financial statements.

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

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 2000 the issuer sold shares of its Common Stock without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of that Act and without the use of underwriters, as follows:

         o On August 10, 2000, the Company issued 10,000 shares of its Common Stock for $5,000
         o On August 10, 2000, the Company issued 900 shares of its Common Stock for production services in the amount of $270
         o On August 10, 2000, the Company issued 26,662 shares of its Common Stock for services as a member of the Board of Directors of the Company in the amount of $7,999
         o On August 10, 2000, the Company issued 2,000 shares of its Common Stock for services as a member of the Board of Directors of the Company in the amount of $600
         o On August 10, 2000, the Company issued 2,000 shares of its Common Stock for services as a member of the Board of Directors of the Company in the amount of $600
         o On August 10, 2000, the Company issued 2,000 shares of its Common Stock for services as a member of the Board of Directors of the Company in the amount of $600
         o On August 10, 2000, the Company issued 2,000 shares of its Common Stock for services as a member of the Board of Directors of the Company in the amount of $600
         o On August 10, 2000, the Company issued 2,000 shares of its Common Stock for services as a member of the Board of Directors of the Company in the amount of $600
         o On August 10, 2000, the Company issued 17,000 shares of its Common Stock for consulting services in the amount of $5,100
         o On August 10, 2000, the Company issued 10,000 shares of its Common Stock for consulting services in the amount of $3,000
         o On August 10, 2000, the Company issued 24,000 shares of its Common Stock for consulting services in the amount of $7,200
         o On August 10, 2000, the Company issued 113,120 shares of its Common Stock in connection with accrued liability for web site services


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS


Exhibit Number
Page No.                 Title of Exhibit
--------                 ----------------

(3)(i)                   Articles of Incorporation of The Players Network (1)
N/A
(3)(ii)                  Bylaws of The Players Network (1)
N/A
(10)(i)                  Sublease Agreement between Players Network and Colella
N/A                      Productions, Inc. (1)
(10)(ii)                 Agreement (1)
N/A
27                       Financial Data Schedule
N/A

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-29363,


(B)      REPORTS ON FORM 8-K

         None.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2000

                                      THE PLAYERS NETWORK


                                      By:      /s/      Mark Bradley
                                         ---------------------------------------
                                      Its:  Chief Executive Officer