Form 10KSB40
period 2000-12-31
PLAYERS NETWORK
filed 2001-03-30
CIK 1037131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED       December 31, 2000
                                            ----------------------

                                       OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM __________ TO __________


Commission file number     000-29363
                        ------------


                               The Players Network
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Nevada                                                     88-0343702
--------------------------------------------                  ------------------
(STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)       IDENTIFICATION NUMBER)


     4620 Polaris Avenue, Las Vegas, Nevada                         89103
--------------------------------------------                  ------------------
(ADDRESS OF PRINCIPAL EXECUTIVE                                  (ZIP CODE)
OFFICES)

Registrant's telephone number, including area code:       (702) 895-8884
                                                     ---------------------------

Securities to be registered pursuant to Section 12(b) of the Act:

         Title of each class                          Name of each exchange
         to be registered                             on which registered

     None                                                  None
----------------------------------                ------------------------------

Securities to be registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.001 Per Share
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X]Yes [ ]No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's Revenue for its most recent fiscal year:  $835,403

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $2,795,303 (5,264,225 shares at $0.531 per share) as of March 1, 2001. The number of shares of Common Stock outstanding as of that date was 9,352,776.

         The number of shares of Common Stock outstanding as of March 1, 2001 was 9,352,776.

         Transitional Small Business Disclosure Format:  [  ] Yes  [X]No

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----



PART I   .....................................................................1

Item 1.  Description of Business..............................................1

Item 2.  Description of Property..............................................3

Item 3.  Legal Proceedings....................................................3

PART II ......................................................................3

Item 4.  Submission of Matters to a Vote of Security Holders..................3

Item 5.  Market Price of and Dividends on the Registrant's Common
         Equity and Other Shareholder Matters.................................3

Item 6.  Management's Discussion and Analysis of Plan of Operation............5

Item 7.  Financial Statements.................................................9

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................10

PART III ....................................................................10

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................10

Item 10. Executive Compensation..............................................12

Item 11. Security Ownership of Certain Beneficial Owners and Management......13

Item 12. Certain Relationships and Related Transactions......................16

Item 13. Exhibits and Reports on Form 8-K....................................16


SIGNATURES

PART I

Item 1.           Description of Business

         The Players Network (the "Company") was incorporated under the laws of the State of Nevada, on March 16, 1993. The Company owns and operates a digital 24-hour gaming and entertainment network called "PLAYERS NETWORK" which specializes in producing television programming to serve the gaming industry. The Company currently broadcasts its programming directly into the guestrooms of casino hotels through a customized private cable channel. The Company's format is designed to educate new players and promote casino games and activities. The Company's programming includes shows on basic gaming instruction, news, sports and racing, entertainment and tournaments. Prior to June of 1999 the Company had operated as a television and video production company and programming distributor. In June of 1999, the Company expanded its programming to the world wide web and, in 2000, expanded its programming to broadband distribution.

Products and Services
---------------------

         The Company has produced a series of gaming instructional videos, including videos entitled "Game Watch" for a number of slot machine manufacturers including International Game Technology ("IGT"), Mihkon Gaming, Williams Gaming and Action Gaming. These companies distribute these videos to their casino customers to educate them on the latest slot machines and technology.

         The Company also operates a video production sound stage in Las Vegas, Nevada. In 2000, the Company started Webcasting events for a fee. The Company has embarked into live webcasting Las Vegas based conventions; offering for sale finished video content to the exhibitors; and web hosting the video for a virtual convention for the year following the live event.

         In September 1999, the Company launched PlayersNetwork.com, the Company's gaming portal and e-commerce web site. PlayersNetwork.com is a full service gaming information, e-commerce and interactive web site. PlayersNetwork.com offers instructional videos on a streaming full motion video basis. In addition to teaching visitors how to play casino games, PlayersNetwork.com allows visitors to preview casinos worldwide, to make reservations and to receive discounts on such items as airfare, hotels and gaming merchandise. The Company is in the process of repurposing its content for distribution on Broadband Networks and Interactive Television.

Distribution and Marketing
--------------------------

         The Company markets its closed-circuit Players Network television programs to hotel casinos nationwide. The Company's web site targets the millions of people who visit casinos worldwide. PlayersNetwork.com currently attracts individuals seeking gaming instruction, gaming merchandise, travel packages and city directories.

         The Company focuses its marketing efforts primarily on other web sites that are co-branded with the Company's web site and which will enable users of the other sites to link up to the Company's web site. The use of search engines will also enable PlayersNetwork.com to be listed as a match if users type in key words such as "gaming," "poker," "racing" or "Las Vegas hotels and casinos."

Competition
-----------

         The Company is not aware of any other companies that currently offer specialized services similar to the ones it provides within hotels and casinos. The Company believes that the hotels and casinos that currently provide guests with instructional video gaming and entertainment services either produce such products in-house or engage the services of video producers who do not specialize in producing videos for the gaming industry. Unlike these other video producers, the Company has already built a significant gaming video library, developed and acquired market research studies to validate audience demand, owns digital broadcast equipment and software and has aligned itself with a reserve of writers, producers and directors who understand the casino industry.

         Additionally, the Company believes that PlayersNetwork.com is the only web site that focuses on the gaming industry by offering gaming entertainment, education and information, gaming city directories, and thousands of gaming products but does not contain gambling. Although other internet sites provide travel reservation services, offer show tickets and educate their audiences about various gaming destinations, PlayersNetwork.com offers these services in addition to its original programming content.

Principal Suppliers
-------------------

         The Company's two principal suppliers are: (i) the Gamblers General Store ("General Store") and (ii) iTravel Marketing, Inc. ("Travel"). The General Store, which is the largest gambling supply store in the world, has given the Company the right to market and sell the General Store's products on the Company's web site. Currently the Company offers 900 products from the General Store's catalogue, including, playing cards, gaming chips, casino tables and slot and video poker machines. Travel provides individuals who are visiting the Company's web site access to, among other things, airline, rental car and hotel room reservations and golf tee-times.

Trademark
---------

         The slogans "Everybody wants to be a player" and "The only game in town" are registered trademarks of the Company with the United States Patent and Trademark Office. The Company has received the trademark for "Players Network" and for the service mark "Players Network."

Need for Governmental Approval
------------------------------

         The Company does not believe that any governmental approvals are required to sell its products or services.

Cost of Research and Development
--------------------------------

         In the last two years the Company has expended approximately $30,000 in research and development activities related to developing the new services and internet site, including market research and the purchase of certain computer hardware and software.

Employees
---------

         The Company currently has eight full-time employees. Management will hire additional employees on an as needed basis. The Company is not a party to any collective bargaining agreement or labor union contract, nor has it been subjected to any strikes or employment disruptions in its history.

Item 2.           Description of Property

         The principal executive office of the Company is located at 4620 Polaris Avenue, Las Vegas, Nevada, 89103 and also rents warehouse space in the adjacent building. The Company rents approximately 8,500 square feet of combined office space, soundstage, technical and administrative operations, and warehouse space at these premises pursuant to a month to month agreement. The monthly rent is $6,085. The Company is currently negotiating a new lease arrangement for these premises with the lessor.

         The Company believes that these properties are in good condition, are well maintained and are adequate for the Company's current and immediately foreseeable operating needs. The Company does not have any policies regarding investments in real estate, securities or other forms of property.

Item 3.           Legal Proceedings

         The Company is not a party to any litigation that is described in Item 103 of Regulation S-B.


PART II

Item 4.           Submission of Matters to a Vote of Security Holders

         None.


Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters

Market Price and Dividends
--------------------------

         The Company's Common Stock is currently traded on the over the counter bulletin board market (OTCBB) under the symbol PNTV. The following table sets forth the high and low sales prices for each quarter within the last two fiscal years.

Fiscal Year Ended December 31, 1999
-----------------------------------
Quarter Ended                        High Sales Price            Low Sales Price
-------------                        ----------------            ---------------

March 31, 1999                       1 1/2                       51/86
June 30, 1999                        11/16                       5/16
September 30, 1999                   51/86                       5/16
December 31, 1999                    3/4                         10/37


Fiscal Year Ended December 31, 2000
-----------------------------------
Quarter Ended                        High Sales Price            Low Sales Price
-------------                        ----------------            ---------------

March 31, 2000                       1 1/19                      1/8
June 30, 2000                        1 1/99                      10/27
September 30, 2000                   9/10                        13/50
December 31, 2000                    51/64                       1/8

         As of December 31, 2000, there were approximately 1,000 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock during the past two fiscal years. The Company's board of directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's board of directors.

Recent Sales of Unregistered Securities
---------------------------------------

         During the quarter ended December 31, 2000 the issuer sold shares of its Common Stock without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of that Act and without the use of underwriters, as follows:

         o On October 26, 2000, the Company issued 8,000 shares of its Common Stock valued at $5,200 to various members of the Board of Directors for services.
         o On October 26, 2000, the Company issued 11,000 shares of its Common Stock valued at $7,150 to various employees of the Company as bonuses.
         o On October 26, 2000, the Company issued 52,500 shares of its Common Stock valued at $34,125 to various individuals for consulting and production services.
         o On October 26, 2000, the Company sold 133,333 shares of its Common Stock for $50,000.
         o On November 8, 2000, the Company issued 3,000 shares of its Common Stock valued at $2,370 for consulting services.
         o On November 28, 2000, the Company issued 10,000 shares of its Common Stock valued at $2,500 to various members of the Board of Directors for services.
         o On November 28, 2000, the Company sold 384,615 shares of its Common Stock for $200,000.
         o On December 28, 2000, the Company issued 88,334 shares of its Common Stock valued at $88,334 to settle a debt for website services.

Item 6.        Management's Discussion and Analysis of Plan of Operation

Overview
--------

         The Company produces television programming and videos related to gaming instruction and information for hotel casinos in Nevada, Iowa, Louisiana and Mississippi on a private cable channel known as "PLAYERS NETWORK." The Company also has an independent working sound stage in Las Vegas which it uses for videos and also rents to various production companies.

         The Company adopted revenue recognition policies to comply fully with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Network revenue consists of initial, subscription and renewal revenues. Network revenue includes nonrefundable fees paid in advance, which is recognized on a straight-line basis over the contractual term. There was no deferred revenue at December 31, 2000 and 1999. Nonrefundable fees, which had been deferred over the contractual term, were recognized during the fourth quarter of 2000 upon the termination of a hotel service agreement. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rentals and other production-related revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.

         Since June 1999, the Company has pursued opportunities available on the Internet. The web site "PLAYERSNETWORK.COM," which is operational and is continually being expanded and upgraded, provides consumers with gaming "How to Play" information in print form and video from the Company's existing library of instructional gaming videos. Through "PLAYERSNETWORK.COM," the Company provides visitors with gaming supplies at The Players General Store, a 900 item catalogue of gaming items including "How to Play" books and tapes, playing cards, casino quality gaming chips, casino game table tops, and actual casino tables and slot machines purchased off the floor of Las Vegas' casinos.

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

         The Company had accumulated operating deficits of $5,283,868 and $4,081,956 as of December 31, 2000 and 1999, respectively. However, the Company had stockholders' equity of $1,368,794 and $885,698 as of December 31, 2000 and 1999, respectively.

         The Company expects operating losses and negative operating cash flows to continue for at least the next twelve months. It anticipates losses to continue because of expected additional costs and expenses related to brand development; marketing and other promotional activities; hiring of management, sales and other personnel; the expansion of infrastructure and customer support services; strategic relationship development; and potential acquisitions of related complementary businesses.

Liquidity and Capital Resources
-------------------------------

         The Company's principal source of operating capital has been provided by private sales of the Company's Common Stock, stockholder loans and equipment financing arrangements, as well as revenues from the operations. At December 31, 2000, the Company had working capital deficiency of $299,000. However, $45,000 are future barter obligations on the Company's web site and in room television network and $45,782 are convertible shareholder notes. During the year ended December 31, 2000, the Company supplemented its working capital by receiving cash of $590,453 from the private sale of 1,436,923 shares of its Common Stock.

         The Company saves a significant amount of cash by offering a combination of cash and Common Stock and/or stock options to vendors, outside consultants for services, asset acquisitions and payment of debts. The Company issued $1,094,555 and $1,364,404 in stock and options for this purpose for the years ended December 31, 2000 and 1999, respectively.

         During the year ended December 31, 2000, an officer converted $160,397 of loans into 542,634 restricted common shares. In 1999, $312,693 of loans were converted to 979,597 restricted common shares. Accounts payable to an unrelated party of $211,454 were converted to 201,454 common shares during the twelve months ended December 31, 2000, based on the fair market value of the stock.

         As part of the Company's internet e-commerce, the Company expects to continue to enter into many barter arrangements. As a result of these transactions, the Company recognized approximately $307,000 in 2000 and $102,000 in 1999 in barter revenue, $260,000 in 2000 in advertising expenses, and $31,000 in 2000 and $14,000 in 1999, in travel expenses. In addition, the Company recorded approximately $66,000 in prepaid production costs in 2000 and $22,000 in capitalized video production costs and $67,000 in web site development costs in 1999.

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

         The Company anticipates capital expenditures in excess of $1,000,000 for its operation of PLAYERSNETWORK.COM, web broadcasting activities and video production during the next twelve months. The Company believes that the current cash flows generated from its revenues will not be sufficient to fund its anticipated operations. The Company will require additional funding to finance its operations through private sales and public debt or equity offerings. However, there is no assurance that such financing can be obtained by the Company.

         As the Company pursues its Internet e-commerce strategy, it expects to increase its number of full-time employees. In the fourth quarter of 1999, the Company added three employees, raising the total to six. In the first quarter of 2000, two employees were hired, raising the total to eight. At December 31, 2000 the Company had eight employees.

Recent Events
-------------

         In October 2000, the Company signed an agreement with a strategic investor, who agreed to purchase the Company's stock totaling $2,225,000 over an eighteen-month period. In October 2000, the investor completed the first tranche of financing for a total of $250,000. In February 2001, the Company sold stock to the same investor for $50,000.

         On October 20, 2000, the Company's stock began trading on the Over-the-Counter Bulletin Board.

         In June 2000, the Company named Michael Berk to the Board of Directors. Michael Berk is the co-creator and executive producer of the syndicated television show "Baywatch."

         In January 2001, the Company organized itself along five line of revenue: Paid Production Service; In-Room Television Network and Video Syndication; Broadband and Interactive Television; Webcasting; and Stage Rental.

         With existing business and new subscription and video production agreements in hand, the Company should experience nearly 50% revenue growth for the year 2001.

         In February 2001, the Company signed an agreement with British Telecommunications PLC ("BT"), located in the United Kingdom ("UK"), to provide gaming-centric and gaming-rich media content to BT for use with its Internet access product and services such as narrowband, broadband and wireless services. Under the terms of the agreement, the Company will develop and produce a UK version of PLAYERSNETWORK.COM, offering BT "openworld" subscribers high-speed, broadband access to the Company's gaming-related content. BT "openworld" and BT "Internet" combined currently serve over 1.2 million subscribers in the UK.

Results of Operations- Twelve Months Ended December 31, 2000 and 1999
---------------------------------------------------------------------

         Revenues increased 89% from $441,297 for the year ended December 31, 1999 to $835,403 for the year ended December 31, 2000. For the year ended December 31, 2000, the Company had $305,275 in Network Revenue, $96,726 in Advertising Revenue and $433,402 in Production and Other Revenue; compared to $227,925 in Network Revenue, $42,731 in Advertising Revenue and $170,641 in Production and Other Revenue for the twelve months ended December 31, 1999. The Company recorded approximately $307,000 in revenues from bartering production services and advertising spots in exchange for magazine advertising in 2000 compared to $102,000 in 1999.

         Selling, general, and administrative expenses increased 17% from $1,363,306 for the year ended December 31, 1999 to $1,591,900 for the year ended December 31, 2000. The increase in selling, general, and administrative expenses was mainly due to increases in advertising expense from $1,871 to $192,573; payroll expenses from $144,313 to $264,723; and legal and accounting expenses from $43,833 to $254,858 for the year ended December 31, 1999 compared to the year ended December 31, 2000, respectively. Certain expenses, primarily consulting and production costs, were paid with Common Stock of $288,805 and $201,068 for the years ended December 31, 1999 and 2000, respectively.

         Stock-based compensation charged to operations was $481,740 for the year ended December 31, 2000 compared to $953,306 for the year ended December 31, 1999. Stock-based compensation consists of Common Stock, warrants and options issued to outside service providers in lieu of cash. For the year ended December 31, 2000, the Company capitalized $340,689 in video production costs and web site development compared to $98,405 for the year ended December 31, 1999.

         Depreciation and amortization increased 53% from $260,408 for the year ended December 31, 1999 to $397,864 for the year ended December 31, 2000.

         Interest expense decreased 37% from $46,037 for the year ended December 31, 1999 to $28,963 for the year ended December 31, 2000 due to the conversion of $473,090 of shareholder loans to Common Stock at various times from May 1999 to December 31, 2000.

Results of Operations- Years Ended December 31, 1999 and 1998
-------------------------------------------------------------

         Revenues increased 43% from $308,872 for the year ended December 31, 1998 to $441,297 for the year ended December 31, 1999. The Company recorded approximately $102,000 in revenues from bartering advertising spots in exchange for post-production and web site development services. For the year ended December 31, 1999, the Company had $227,925 in Network Revenue, $42,731 in Advertising Revenue and $170,641 in Production and Other Revenue, compared to $232,604 in Network Revenue, $11,806 in Advertising Revenue and $64,462 in Production and Other Revenue for the year ended December 31, 1998.

         The increase in operating expenses was primarily due to increases in consulting and marketing expenses from $255,871 to $630,587 and legal and accounting expenses from $76,368 to $99,808 for the year ended December 31, 1998 compared to the year ended December 31, 1999. Some of the increase was paid in Common Stock with a fair value of $250,186 compared to $116,400 for the years ended December 31, 1999 and December 31, 1998, respectively. The majority of the expenses paid in stock were for consulting and advertising.

         Stock-based compensation charged to operations was $953,306 for the year ended December 31, 1999 compared to $324,537 for the period ended December 31, 1998. Stock-based compensation consists of warrants and options issued to outside service providers in lieu of cash. In addition, the Company capitalized $237,913 of stock-based compensation for the year ended December 31, 1998 and $98,405 for the year ended December 31, 1999 as capitalized video production and web site development costs.

         Depreciation and amortization increased 114% from $121,969 for the year ended December 31, 1998 to $260,408 for the year ended December 31, 1999. This was due to a change in the estimated useful life of the capitalized video production costs from 10 years to 5.

         Interest expense decrease 32% from $67,859 for the year ended December 31, 1998 to $46,037 for the year ended December 31, 1999 due to the conversion of $312,693 of shareholder loans to Common Stock at various times during the year ended December 31, 1999.

New Accounting Pronouncements
-----------------------------

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Adoption of these pronouncements is required for the period beginning on July 1, 2000. The Company does not invest in derivative instruments, as defined, and, accordingly, does not expect these pronouncements to have a material impact on the results of its operations.

         In March 2000, the Emerging Issues Task Force (EITF) issued EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop web sites should be capitalized or expensed. The Company adopted this consensus on July 1, 2000.

         In June 2000, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films." SOP 00-2 provides guidance on capitalizing film costs and recognizing related revenues and expenses. The Company currently applies accounting policies which are in conformity with SOP 00-2 and, accordingly, does not expect SOP 00-2 to have an effect on the financial statements.

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


Item 7.           Financial Statements

         The financial statements required by this item follow the index of financial statements appearing at the end of this form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons
---------------------------------------------------------------

         The Company's directors and executive officers, and their ages as of December 31, 2000 are as follows:

Name                            Age         Position
----                            ---         --------
Mark Bradley                    38          Chief Executive Officer and Director
Michael Berk                    51          Director
Stephen Grogan                  53          Director
Seth A. Horn                    46          Chief Financial Officer
Darius Irani                    68          Director
Peter Rona                      54          Chairman and Director
Dr. Joost Van Adelsberg         76          Director

         a.  Terms of Directors
             ------------------

         Mark Bradley has served as a director of the Company since its inception in 1993. Peter Rona has served as a director of the Company for one year and Dr. Joost Van Adelsberg and Darius Irani have served as directors of the Company for the past two years. Michael Berk and Steven Grogan were appointed to the board of directors in the year 2000. The directors of the Company serve as such until the next annual meeting of the stockholders and until their successors are elected and qualified.

         b.  Business Experience of the Directors and Executive Officers
             -----------------------------------------------------------

         Mark Bradley is the Company's founder and chief executive officer. Mr. Bradley was a staff producer/director at United Artists where he produced original programming and television commercials. In 1985 he created the Real Estate Broadcast Network which was the first 24-hour real estate channel. In 1993 he founded Players Network. Mr. Bradley is a graduate of the Producers Program at the University of California Los Angeles.

         Michael Berk was the creator and producer of the television show "Baywatch." Mr. Berk has over 25 years of television and motion picture development, writing and production experience.

         Stephen Grogan is President of Grogan Financial Services, Inc. which provides consulting services to the casino gaming industry since 1991. He is a consultant for Action Gaming and is their appointed representative on the board of directors.

         Seth Horn is the Company's chief financial officer. He has 20 years experience in financial markets and corporate management, and is a certified public accountant. From 1991 to 1997 Mr. Horn was a managing director at General Capital, an Investment Banking and Management Consulting firm located in Newport Beach, California. From 1997 to 1998 he was the Chief Financial Officer and Controller at International Vinyl Products and from 1998 to 1999 Mr. Horn was a financial consultant to Powerine Oil Company. Mr. Horn has a BA in accounting from Pennsylvania State University.

         Darius Irani is a member of the Board of the Directors of the Company. Mr. Irani is the managing partner of DHIJ Management Company, a company that owns and manages real estate income properties. From 1964 to 1992 Mr. Irani worked at Allied Signal Aerospace Company ("Allied") in technical and management capacities. Mr. Irani holds a Masters Degree in Electrical Engineering from the University of Toronto.

         Peter Rona is the Chairman of the Board of Directors for the Company. Mr. Rona was Chairman, President and Chief Executive Officer Networks North from 1985 to 2000. Networks North is a producer and programmer of interactive television and internet entertainment. Mr. Rona has been President of Anor Management Services, Ltd., a personal consulting and management company since 1973. He was also a director of NorBee Financial Services, Inc. Mr. Rona has a BA from Sir Williams University in Montreal and Quebec.

         Dr. Joost Van Adelsberg is a member of the Board of Directors of the Company. Dr. Van Adelsberg is a medical doctor and currently has an active family practice in California. Dr. Van Adelsberg is a clinical instructor at the Department of Family Practice, School of Medicine at the University of California at Los Angeles.

         c.  Family Relationships
             --------------------

         There are no family relationships among directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

         d.  Involvement in Certain Legal Proceedings
             ----------------------------------------

         The Company is not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, promoter or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations. Moreover, no bankruptcy petition has been filed by or against any business of which a director, director nominee, promoter or control person was a general partner or executive officer either at the time of such bankruptcy or within two years prior to that time.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         The Company is not aware of any violation of Section 16(a) of the Exchange Act.

Item 10.          Executive Compensation


                                                                       Long Term Compensation
                                                                       ----------------------
                           Annual Compensation                         Awards
                           -------------------                         ------
(a)                (b)      (c)            (d)        (e)             (f)          (g)           (h)
Name and           Year     Salary         Bonus      Other Annual    Restricted   Securities    Options/SARs
Principal                                             Compensation    Stock        Underlying    value
Position                                                              Award(s)     Options/
                                                                                   SARs (#)
--------------------------------------------------------------------------------------------------------------
Mark Bradley-      2000     $83,562        None       None            $5,650       1,009,000     $982,591
CEO (1)
--------------------------------------------------------------------------------------------------------------
Seth               2000     $60,361        None       None            $8,500       35,000        $46,391
Horn-
CFO (2)
--------------------------------------------------------------------------------------------------------------
Michael Berk-      2000     None           None       $22,500         $2,400       429,000       $656,295
Director (3)
--------------------------------------------------------------------------------------------------------------
Stephan Grogan-    2000     None           None       None            $13,000      None          None
Director (4)
--------------------------------------------------------------------------------------------------------------
Darious Irani-     2000     None           None       None            $5,650       15,000        $8,367
Director (5)
--------------------------------------------------------------------------------------------------------------
Peter Rona-        2000     None           None       None            $4,350       12,000        $5,551
Chairman (6)
--------------------------------------------------------------------------------------------------------------
Joost Van          2000     None           None       None            $5,650       65,000        $55,302
Adelsberg-
Director (7)
--------------------------------------------------------------------------------------------------------------

(1) Mark Bradley received cash salary in the amount of $83,562; his other compensation includes 10,000 shares of the Corporation's Common Stock valued at $.25 to .875 per share; and 509,000 options at $.75 and 500,000 options at $1.10. Share prices were based on the market closing price on the date of issuance. Option value is based on the Black Scholes calculation.
(2) Seth Horn's cash salary in the amount of $60,361; his other compensation includes 26,000 shares of the Corporation's Common Stock valued at $.25 to .875 per share; and 35,000 options at $.75. Share prices were based on the market-closing price on the date of issuance. Option value is based on the Black
Scholes calculation.
(3) Michael Berk received consulting fees in cash of $22,500; his other compensation includes 6,000 shares of the Corporation's Common Stock valued at $.25 to .65 per share; and 429,000 options at $.75. Share price was based on the market-closing price on the date of issuance. Option value is based on the Black
Scholes calculation.
(4) Stephen Grogan received 20,000 shares of stock for consulting services.
Share price was based on the market closing price on the date of issuance.



(5) Darious Irani received 10,000 shares of the Corporation's Common Stock valued at $.25 to .875 per share; and 15,000 options at $.75. Share prices were based on the market-closing price on the date of issuance. Option value is based on the Black Scholes calculation.
(6) Peter Rona received 8,000 shares of the Corporation's Common Stock valued at
$.25 to .875 per share; and 12,000 options at $.75. Share prices were based on the market-closing price on the date of issuance. Option value is based on the Black Scholes calculation.
(7) Joost Van Adelsberg received 10,000 shares of the Corporation's Common Stock valued at $.25 to .875 per share; and 65,000 options at $.75 Share prices were based on the market closing price on the date of issuance. Option value is based on the Black Scholes calculation.


Standard Arrangements
---------------------

         Directors of the Corporation do not receive cash compensation for their services as directors or members of committees of the Board of Directors, but are given 2,000 shares and 3,000 options of the Corporation's Common Stock for each meeting of the Board of the Directors that such director attends.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

         The following table sets forth information, to the best of the Company's knowledge, as of December 31, 2000, regarding the beneficial ownership of the Company's Common Stock by each person who is known by the Company to beneficially own more than 5 percent of the Company's Common Stock.


Title of Class               Name and Address of           Amount and Nature of          Percent of
--------------               --------------------          ---------------------         ----------
                             Beneficial Owner              Beneficial Ownership          Class(1)
                             ----------------              --------------------          --------

Common Stock                 Mark Bradley                  4,636,911(2)                  50.2%
                             4620 Polaris Avenue
                             Las Vegas, NV 89103

Common Stock                 Cede & Company                1,163,155                     12.6%
                             P.O. Box 222
                             Bowling Green Station
                             New York, NY 10274

Common Stock                 Action Gaming                 875,029(3)                    9.5%
                             2116 Redbird Drive
                             Las Vegas, NV 89134

Common Stock                 Joost Van Adelsberg           583,258(4)                    6.3%
                             1809 Via Visalia
                             Palos Verdes, CA 90274

                             Total                         7,258,353                     78.6%




(1) This table is based on 9,227,776 shares of Common Stock outstanding on December 31, 2000. If a person listed on this table has the right to obtain additional shares of Common Stock within 60 days from December 31, 2000, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(2) This figure includes: (a) 1,024,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options, 524,000 of which are exercisable at a price of $.75 per share and 500,000 of which are exercisable at a price of $1.10 per share and (b) 500,000 shares of Common Stock issuable upon the exercise of a currently exercisable warrant, 150,000 of which are exercisable at a price of $1.25 per share, and 350,000 of which are exercisable at a price of $1.75 per share.
(3) This figure includes 357,143 shares of Common Stock issuable upon the exercise of currently exercisable stock options at a price of $.70 per share.
(4) This figure includes 92,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options, 71,000 of which are exercisable at a price of $.75 per share and 21,000 of which are exercisable at a price of $2.50 per share.


Security Ownership of Management
--------------------------------

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2000 by: (i) each of the Company's directors, (ii) each of the executive officers named in the summary compensation table set forth in Item 6 -- "Executive Compensation," and
(iii) all directors and executive officers of the Company as a group.


Title of Class               Name and Address of           Amount and Nature of          Percent of
--------------               --------------------          ---------------------         ----------
                             Beneficial Owner              Beneficial Ownership          Class(1)
                             ----------------              --------------------          --------

Common Stock                 Mark Bradley                  4,636,911(2)                  50.2%
                             4620 Polaris Avenue
                             Las Vegas, NV 89103


Common Stock                 Michael Berk                  435,000 (3)                   4.7%
                             4620 Polaris Ave.
                             Las Vegas, NV 89103

Common Stock                 Seth A. Horn                  131,000(4)                    1.4%
                             4652 Charnock Dr.
                             Irvine, CA 92604

Common Stock                 Stephen Grogan                20,000                        0.2%
                             2620 S. Maryland
                             Las Vegas, NV 89109




Common Stock                 Darius Irani                  269,586(5)                    2.9%
                             1809 Via Visalia
                             Palos Verdes, CA 90274

Common Stock                 Peter Rona                    211,796(6)                    2.3%
                             14 Meteor Dr.
                             Etobicoke, ON
                             MOW 1A4
                             Canada

Common Stock                 Joost Van Adelsberg           583,258(7)                    6.3%
                             1809 Via Visalia
                             Palos Verdes, CA 90274

Common Stock                 Directors and Executive       6,287,551(8)                  68.1% (9)
                             Officers as a Group

(1) This table is based on 9,227,776 shares of Common Stock outstanding on December 31, 2000. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from December 31, 2000, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(2) This figure includes: (a) 1,024,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options, 524,000 of which are exercisable at a price of $.75 per share and 500,000 of which are exercisable at a price of $1.10 per share and (b) 500,000 shares of Common Stock issuable upon the exercise of a currently exercisable warrant, 150,000 of which are exercisable at a price of $1.25 per share, and 350,000 of which are exercisable at a price of $1.75 per share.
(3) This figure includes: 429,000 shares issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.
(4) This figure includes 55,000 shares issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.
(5) This figure includes 21,000 shares issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.
(6) This figure includes 74,000 shares issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.
(7) This figure includes 92,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options, 71,000 of which are exercisable at a price of $.75 per share and 21,000 of which are exercisable at a price of $2.50 per share.
(8) This figure is based on the current number of shares of Common Stock that each director and executive officer of the Company owns plus the number of shares of Common Stock that each director and executive officer has the right to obtain within 60 days from December 31, 2000.
(9) This percentage was derived by dividing the number of shares determined by footnote 8 by the sum of the number of shares of Common Stock outstanding as of December 31, 2000 and the number of shares of Common Stock that each executive officer and director had the right to obtain within 60 days from December 31, 2000.


Item 12.          Certain Relationships and Related Transactions

         There have not been any transactions or proposed transactions during the past two years to which the Company was or is to be a party in which any director, executive officer, any nominee for election as a director, any person holding more than 5% of the Company's voting securities or any member of the immediate family of any of these persons had or is to have a direct or indirect material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits
-----------------

Exhibit Number     Title of Exhibit                                   Page No.
--------------     ----------------                                   --------

3.1                Articles of Incorporation*                         N/A
3.2                Bylaws*                                            N/A
10.1               Sublease Agreement between Players Network         N/A
                   and Colella Productions*
10.2               Agreement with IGT, Inc.*                          N/A

* Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-29363.

Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on behalf by the undersigned, thereunto duly authorized.



Dated: March 30, 2001

                                    The Players Network


                                    By:     /s/ Mark Bradley
                                       ---------------------
                                    Its: Chief Executive Officer

                               THE PLAYERS NETWORK



                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report                                             1

Balance Sheet as of December 31, 2000 and 1999                           2

Statement of Operations
   Years Ended December 31, 2000 and 1999                                3

Statement of Cash Flows
   Years Ended December 31, 2000 and 1999                                4

Statement of Changes in Stockholders' Equity
   Years Ended December 31, 2000 and 1999                                5

Notes to Financial Statements                                          6-19

FRIEDMAN
ALPREN &                                                    1700 BROADWAY
GREEN LLP                                                   NEW YORK, NY 10019
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS                212-582-1600
                                                            FAX 212-265-4761
                                                            www.nyccpas.com







INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   THE PLAYERS NETWORK


         We have audited the accompanying balance sheet of THE PLAYERS NETWORK as of December 31, 2000 and 1999, and the related statements of operations, cash flows and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE PLAYERS NETWORK as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.







                                                   Friedman Alpren & Green LLP



February 14, 2001


                               THE PLAYERS NETWORK

                                  BALANCE SHEET

                           DECEMBER 31, 2000 AND 1999


                                                                     2000                1999
                                                               ---------------     ---------------
ASSETS

Current assets
   Cash                                                        $        71,885     $        64,295
   Accounts receivable                                                  25,385               -
   Prepaid expenses                                                     13,683              66,718
   Prepaid barter credits                                               77,821               -
                                                               ---------------     ---------------

           Total current assets                                        188,774             131,013

Property and equipment - net                                           430,502             299,143

Capitalized video production costs - net                             1,121,378             882,226

Capitalized web site development costs - net                           184,137             135,900

Intangible and other assets                                              8,444               8,677
                                                               ---------------     ---------------

           Total assets                                        $     1,933,235     $     1,456,959
                                                               ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                            $       224,147     $        96,033
   Accrued expenses                                                     45,440             115,109
   Current portion of long-term liabilities                             47,624              14,671
   Installment purchase agreement                                      125,000             146,500
   Notes payable, stockholders                                          45,782             160,397
                                                               ---------------     ---------------
                                                                       487,993             532,710
           Total current liabilities

Long-term liabilities, less current portion                             76,448              38,551
                                                               ---------------     ---------------

           Total liabilities                                           564,441             571,261
                                                               ---------------     ---------------

Stockholders' equity
   Common stock, $.001 par value;
     25,000,000 shares authorized, 9,227,776 and
     6,741,251 shares issued and outstanding                             9,228               6,741
   Additional paid-in capital                                        6,643,434           4,960,913
   Accumulated deficit                                              (5,283,868)         (4,081,956)
                                                               ---------------     ---------------

           Stockholders' equity                                      1,368,794             885,698
                                                               ---------------     ---------------

           Total liabilities and stockholders' equity          $     1,933,235     $     1,456,959
                                                               ===============     ===============


The accompanying notes are an integral part of these financial statements.

                                                                               2

                               THE PLAYERS NETWORK

                             STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                   2000              1999
                                              ---------------   ---------------
Revenues
   Network                                    $       305,275   $       227,925
   Advertising                                         96,726            42,731
   Production and other                               433,402           170,641
                                              ---------------   ---------------

           Total revenues                             835,403           441,297
                                              ---------------   ---------------

Operating expenses
   Selling, general and administrative              1,591,900         1,363,306
   Loss on asset impairment                            18,588             -
   Depreciation and amortization                      397,864           260,408
                                              ---------------   ---------------

           Total operating expenses

Interest expense                                       28,963            46,037
                                              ---------------   ---------------

           Net loss                           $    (1,201,912)  $    (1,228,454)
                                              ===============   ===============

Basic and diluted loss per share              $         (.14)   $         (.23)
                                              ==============    ==============

Weighted average shares outstanding                 8,328,406         5,258,891
                                              ===============   ===============

The accompanying notes are an integral part of these financial statements.


                               THE PLAYERS NETWORK

                             STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                         2000                1999
                                                                                     --------------      ---------------
Operating activities
   Net loss                                                                          $   (1,201,912)     $   (1,228,454)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                                        397,864             260,408
       Loss on asset impairment                                                              18,588               -
       Barter credits                                                                (       77,821)      (      88,000)
       Notes payable, stockholders                                                            -                  61,786
       Common stock issued for services                                                      38,850             250,186
       Stock-based compensation, non-employees                                              442,890             703,120
       Changes in assets and liabilities
         Accounts receivable                                                         (       25,385)              -
         Prepaid expenses                                                                     1,888               1,753
         Accounts and other payables                                                        116,368       (       6,924)
         Accrued expenses                                                            (        2,668)             16,413
                                                                                     --------------      --------------

            Net cash used in operating activities                                    (      291,338)      (      29,712)
                                                                                     --------------      --------------

 Investing activities
   Increase in capitalized video production costs                                    (      222,018)      (     110,319)
   Acquisition of equipment                                                          (       83,044)      (       7,125)
   Increase in intangible assets                                                     (          390)      (         240)
                                                                                     --------------      --------------

            Net cash used in investing activities                                    (      305,452)      (     117,684)
                                                                                     --------------      --------------

Financing activities
  Proceeds from stockholder notes payable                                                    53,602               -
  Proceeds from the issuance of common stock                                                590,453             222,125
  Payments on long-term liabilities                                                  (       39,675)      (      12,257)
                                                                                     --------------      --------------

            Net cash provided by financing activities                                       604,380             209,868
                                                                                     --------------      --------------

Net increase in cash                                                                          7,590              62,472

Cash, beginning of year                                                                      64,295               1,823
                                                                                     --------------      --------------

Cash, end of year                                                                    $       71,885      $       64,295
                                                                                     ==============      ==============

Supplemental cash flow information
   Interest paid                                                                     $       28,484      $        8,983

Noncash investing and financing activities
  Capitalized web site costs paid with common stock and stock options                       124,715              68,900
  Capitalized web site costs resulting from barter transactions                              -                   67,000
  Capitalized video production costs paid with common stock and
     stock options                                                                          215,974              29,505
  Capitalized video production costs resulting from barter transactions                      66,000              21,865
  Equipment acquisitions paid with common stock                                              17,170                -
  Common stock issued in exchange for notes payable, stockholders                           160,397             312,693
  Equipment acquisitions financed by capital leases                                         110,525                -

The accompanying notes are an integral part of these financial statements.



                               THE PLAYERS NETWORK

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999





                                                       Common Stock          Additional
                                               --------------------------      Paid-In       Accumulated
                                                  Shares        Amount         Capital         Deficit          Total
                                               -----------   -----------    -------------  -------------    -------------

Balance at January 1, 1999                       4,666,821   $     4,666     $3,376,459     $  (2,853,502)  $     527,623

Stock issued for cash                              595,800           596          221,529          -              222,125

Stock issued for services                          499,033           499          288,306          -              288,805

Stock-based compensation from
  options and warrants                                -             -             762,906          -              762,906

Stock issued at fair value to
  stockholders in exchange for notes               979,597           980          311,713          -              312,693

Net loss                                              -             -               -          (1,228,454)     (1,228,454)
                                               -----------   -----------     -----------    -------------   -------------

Balance at December 31, 1999                     6,741,251         6,741       4,960,913       (4,081,956)        885,698

Stock issued for cash                            1,436,923         1,437          589,016          -              590,453

Stock issued for services and equipment
  and to settle trade payables                     506,968           507          419,835          -              420,342

Stock-based compensation from
  options                                             -             -             513,816          -              513,816

Stock issued at fair value to
  stockholder in exchange for notes                542,634           543          159,854          -              160,397

Net loss                                              -             -               -          (1,201,912)     (1,201,912)
                                               -----------   -----------     -----------    -------------   -------------

Balance at December 31, 2000                     9,227,776   $     9,228     $ 6,643,434    $  (5,283,868)  $   1,368,794
                                               ===========   ===========     ===========    =============   =============



The accompanying notes are an integral part of these financial statements.


                               THE PLAYERS NETWORK

                          NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Players Network (the "Company") was organized under the laws of the State of Nevada on March 16, 1993. The Company is engaged in the development and marketing of a customized, interactive, full-service gaming television network. In addition, the Company has developed a web site for the purpose of selling primarily gaming supplies and travel-related services over the Internet. This web site became operational during January 2000 and generated advertising revenues of approximately $100,000 during the year ended December 31, 2000 and none for the year ended December 31, 1999.

The Company filed a 15c2-11 with the National Association of Securities Dealers, which became effective on March 30, 1998 and received the stock-trading symbol PNTV. The Company's common stock was delisted from the Over the Counter Bulletin Board on March 7, 2000 and subsequently listed on October 20, 2000.

Estimates:
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Capitalized video production costs:

Capitalized video production costs which are expected to benefit future periods are capitalized as incurred. The individual film forecast method is used to amortize these costs. Under this method, costs accumulated in the production of a video are amortized in the proportion that gross realized revenues bear to management's estimate of total gross revenues. Amortization expense of approximately $260,000 and $221,000 was charged to operations for the years ended December 31, 2000 and 1999, respectively. Accumulated amortization was approximately $565,000 and $305,000 at December 31, 2000 and 1999, respectively.

Property and equipment:
Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in that period. The cost of repairs and maintenance is charged to operations as incurred and significant renewals or betterments are capitalized.

Useful lives for property and equipment are as follows:

         Office equipment                                  3-10 years
         Video equipment                                    10 years
         Leasehold improvements                             10 years

                               THE PLAYERS NETWORK

                          NOTES TO FINANCIAL STATEMENTS




Capitalized web site development costs:
The Company has capitalized certain costs associated with the development of its e-commerce web site, PLAYERSNETWORK.COM. The Company follows the guidance promulgated by EITF 00-2, "Accounting for Web Site Development Costs," which requires that all costs incurred to establish technological feasibility be expensed. After technological feasibility was established, development costs are capitalized and amortized over the estimated useful life. Total costs capitalized for the years ended December 31, 2000 and 1999 were $124,715 and $135,900, respectively. These costs will be amortized on a straight-line basis over a period of three years. Amortization expense for the year ended December 31, 2000 was $76,500 and none in 1999.

Intangible assets:
The Company has applied for trademark protection for its videos. Trademark costs of approximately $8,900 are amortized using the straight-line method over a period of ten years.

Long-lived assets:
The Company makes reviews for the potential impairment of long-lived assets and certain identifiable intangibles, such as capitalized video production costs and capitalized web site development costs, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. There were impairment losses of approximately $19,000 for the year ended December 31, 2000. The Company wrote off approximately $2,000 in finance costs in 1999.

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

                               THE PLAYERS NETWORK

                          NOTES TO FINANCIAL STATEMENTS




Barter transactions:
The Company accounts for barter transactions, where advertising is both rendered and received, in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions," which requires the recognition of revenue and expense only if the fair value of the advertising or services provided is determinable based on the Company's experience in receiving cash or other consideration readily convertible to cash. The Company accounts for other barter transactions in accordance with EITF 93-11, "Accounting for Barter Transaction Involving Barter Credits," and APB No. 29, "Accounting for Nonmonetary Transactions," which require that the fair value of the nonmonetary asset exchanged be used in recording the nonmonetary transactions.

Revenue recognition:
The Company adopted revenue recognition policies to comply fully with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Network revenue consists of initial, subscription and renewal revenues. Network revenue includes nonrefundable fees paid in advance, which is recognized on a straight-line basis over the contractual term. There was no deferred revenue at December 31, 2000 and 1999. Nonrefundable fees, which had been deferred over the contractual term, were recognized during the fourth quarter of 2000 upon the termination of a hotel service agreement. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rental and other production-related revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.

Advertising costs:
The Company's policy is to expense advertising costs as a period expense. Advertising costs of approximately $260,000 and $36,000 were charged to operations during the years ended December 31, 2000 and 1999, respectively.

Stock-based compensation:
The Company records stock-based compensation for stock instruments issued to nonemployees in exchange for goods or services based on the fair value of goods and services received or the fair value of stock instruments surrendered. The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees."

                               THE PLAYERS NETWORK

                          NOTES TO FINANCIAL STATEMENTS




Segment reporting:
During the year ended December 31, 2000, the Company first applied Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in
Note 12.

Reclassifications:
Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

New accounting pronouncements:
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Adoption of these pronouncements is required for the period beginning on July 1, 2000. The Company does not invest in derivative instruments, as defined, and, accordingly, does not expect these pronouncements to have a material impact on the results of its operations.


In March 2000, the Emerging Issues Task Force (EITF) issued EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop web sites should be capitalized or expensed. The Company adopted this consensus on July 1, 2000.

In June 2000, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films," which is effective for fiscal years beginning after December 15, 2000. SOP 00-2 provides guidance on capitalizing film costs and recognizing related revenues and expenses. The Company currently applies accounting policies which are in conformity with SOP 00-2 and, accordingly, does not expect SOP 00-2 to have an effect on the financial statements.

                               THE PLAYERS NETWORK

                          NOTES TO FINANCIAL STATEMENTS




2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                    2000              1999
                                               --------------    ---------------

               Studio equipment                $      107,802    $       -
               Furniture and equipment                 74,185            21,334
               Video equipment                        405,578           359,622
               Work in process                          -                21,359
               Leasehold improvements                   6,900            -
                                               --------------    ---------------

                  Total cost                          594,465           402,315

               Accumulated depreciation              (163,963)         (103,172)
                                               --------------    --------------

               Net book value                  $      430,502    $      299,143
                                               ==============    ==============

Work in process consisted of the construction cost of a video production booth. During the year 2000, the Company abandoned the construction and the entire amount, net of balance due to vendor, was written off in the fourth quarter of year 2000.

The cost of equipment held under capital leases totaled $186,446 and $75,921 at December 31, 2000 and 1999, respectively. The related accumulated depreciation was $40,468 and $18,312 at December 31, 2000 and 1999, respectively.


Depreciation expense charged to operations was $60,790 and $37,581 for the years ended December 31, 2000 and 1999, respectively.


3. INSTALLMENT EQUIPMENT PURCHASE

During 1997, the Company entered into an agreement with a vendor to purchase video equipment for $326,500. The purchase has been executed through the exchange of 50,000 shares of common stock valued at $75,000, a cash payment of $176,500, and $75,000 of deferred advertising services to be performed over a three-year period. In addition, the vendor was given options to purchase an additional 20,000 shares of common stock at $2.50 per share and 30,000 shares at $3.00 per share. The options expired and were never exercised. Through the year ended December 31, 2000, the Company made $51,500 in payments of the installment agreement and performed $10,000 of advertising services.

                               THE PLAYERS NETWORK

                          NOTES TO FINANCIAL STATEMENTS


4. NOTES AND LOANS PAYABLE, STOCKHOLDERS

Notes payable to the president of $160,397 at December 31, 1999 were converted to 542,634 common shares in January 2000 based on the fair market value of the stock.

At December 31, 2000, notes payable, stockholders of $45,782 were due on demand with interest rates ranging from 10% to 13% per year. The notes are convertible into the Company's common stock at a conversion price of $.35 per share. Interest expense for the year ended December 31, 2000 was $782.


5. LONG-TERM LIABILITIES

The Company has the following long-term liabilities:


                                                                            2000            1999
                                                                        -----------     --------
   Capital lease obligation payable to Advanta Business
   Services, collateralized by specified video equipment,
   payable in monthly installments of $228 including
   interest at 24.84%.                                                  $     3,865     $     5,075

   Capital lease obligation payable to Granite Financial
   Services, collateralized by specified video equipment,
   payable in monthly installments of $661 including
   interest at 18.39%.                                                        9,909          14,515

   Equipment loan payable to Granite Financial Services,
   collateralized by specified video equipment, payable in
   monthly installments of $1,022 including interest at 16.4%.               31,684          33,632

   Capital lease obligation payable to GE Capital Colonial
   Pacific Leasing, collateralized by specified video equipment, payable in monthly installments of $1,340 including interest
   at 17.32%.                                                                48,243           -

   Capital lease obligation payable to FlexLease, Inc.,
   collateralized by specified studio equipment, payable in
   monthly installments of $1,209 including interest at 33.37%.              29,016           -

   Capital lease obligation payable to Pacific Leasing
   Corporation, collateralized by specified studio equipment, payable in monthly installments of $1,356 including
   interest at 23.82%.                                                       32,550           -
                                                                        -----------     -----------

                                                                        $   155,267     $    53,222
                                                                        ===========     ===========


                               THE PLAYERS NETWORK

                          NOTES TO FINANCIAL STATEMENTS


Future minimum payments at December 31, 2000 are as follows:


        Year Ending

            2001                                                  $     69,632
            2002                                                        62,399
            2003                                                        23,236
                                                                  ------------

                                                                       155,267

            Less: amount representing interest                          31,195
                                                                  ------------

                                                                       124,072

            Less: current portion                                       47,624
                                                                  ------------

                                                                  $     76,448
                                                                  ============


6. STOCKHOLDERS' EQUITY

Common stock:

The Company issued 28,700 shares of common stock during the year ended December 31, 1999 in exchange for capitalized video production costs valued at $18,949 and 470,333 shares in exchange for services valued at $269,856. In addition, stockholders converted $312,692 of notes into 979,597 common shares.



The Company issued 2,486,525 shares of common stock during the year ended December 31, 2000, of which 1,436,923 shares were for $590,453 in cash, 506,968 shares for services and equipment and to settle trade payables, with an estimated value of $420,342, and 542,634 shares for stockholder debts totaling $160,397.


Stock warrants:
On January 15, 1996, the Company issued 90,000 warrants to five specific stockholders of record, with a 30-day call option at $.001 per warrant. The warrants expired on January 14, 2000 and carried an exercise price of $2.50 per share.

On December 4, 1997, the Company's president and principal stockholder received 350,000 warrants with an exercise price of $1.75 per share and a 60-month expiration period.

In 1999, the Company's president and principal stockholder received 150,000 warrants with an exercise price of $1.25 per share expiring December 31, 2001.

                               THE PLAYERS NETWORK

                          NOTES TO FINANCIAL STATEMENTS




Stock Options:
On January 20, 1997, the Company approved the issuance of 50,000 stock options as part of the purchase of video equipment (see Note 3).

On January 1, 1998, the Company issued 452,000 stock options for services that expired in 1999 and 2000 and carried an exercise price of $2.50. In addition, the Company approved 299,500 stock options from February to December 1998 that expired in 12 to 24 months and carry exercise prices that range from $.60 to $2.50.

During 1999, the Company issued 659,000 stock options for services that expire in 24 months and with exercise prices ranging from $.75 to $2.50.

During 2000, the Company issued 2,572,500 stock options to its Board of Directors and unrelated parties for services that expire in 12 to 48 months and carry exercise prices that range from $.75 to $1.10.

As of December 31, 2000, none of the warrants and options had been exercised.


7. INCOME TAXES AND DEFERRED INCOME TAXES

The Company did not provide any current or deferred Federal income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding its realizability.

Income taxes and components of deferred tax assets are as follows:

                                                      2000            1999
                                                 --------------   --------------
         Deferred tax assets
            Net operating loss carry forwards    $    1,115,000   $   1,074,444
            Stock-based compensation                    243,000         588,399
                                                 --------------   -------------

                                                      1,358,000       1,662,843
            Less - Valuation allowance               (1,358,000)     (1,662,843)
                                                 --------------   -------------

              Net deferred tax asset             $      -0-       $     -0-
                                                 ==============   ==============

                               THE PLAYERS NETWORK

                          NOTES TO FINANCIAL STATEMENTS



The Company has available net operating loss carry forwards of approximately $3,280,000, which expire as follows: 2010, $9,000; 2011, $1,732,000; 2012,
$531,000; 2018, $339,000; 2019, $182,000 and 2020, $487,000.


8. COMMITMENTS

Effective January 1, 2000, the Company entered into a five-year employment agreement with its president, who is responsible for the day-to-day operations of the Company's business, the implementation of policies and creative direction of the Company. The agreement provides for a base salary of $100,000, with a $25,000 increase the first two years. As Executive Producer and Creator, the president will also be entitled to a 10% fee on any Company royalties received on the production content developed and produced by him, as specified in the agreement. Unpaid and accrued salaries of approximately $10,000 were included in accrued expenses at December 31, 2000, and $62,000 was included in notes payable to stockholders at December 31, 1999.

The Company entered into numerous "Hotel Affiliate Sales Agreements" with various hotels to provide an in-house gaming channel over a privately operated cable television distribution system. The Company agrees to install digital playback equipment and provide the programming, maintenance and service to this equipment at no additional cost. The term of these agreements ranges from 12 months to 24 months with renewal options.

Effective January 1, 1999, the Company entered into an agreement with a director to act as the Chairman of the Board of Directors in exchange for 50,000 shares of restricted stock and 50,000 options that expire in 24 months and carry an exercise price of $1.50.

On September 22, 2000, the Company entered into an agreement with Action Gaming, Inc. ("Action") whereby the Company agrees to provide services, such as sponsorship at the World Gaming Expo, where Action will service a booth for filming and advertising of the "Action Gaming" and "Videopoker" names. The Company will create a short film to be used in the Skytron at an estimated cost of $12,000. In exchange, Action can purchase common stock of the Company in an aggregate of $2,375,000 at prices specified in the agreement commencing October 15, 2000 over a period of 18 months.

                               THE PLAYERS NETWORK

                          NOTES TO FINANCIAL STATEMENTS




9. STOCK OPTIONS AND WARRANTS

The Company has issued stock options and warrants to purchase the Company's common stock to officers, key employees, directors and outsiders as compensation and for services rendered. The stock options and warrants are summarized as follows:


                                                                         Weighted                          Weighted
                                                         Number           Average           Number          Average
                                                           of            Exercise             of           Exercise
                                                         Options           Price           Warrants          Price
                                                         -------           -----           --------          -----

Outstanding at December 31, 1998                           997,000        $ 2.26             440,000       $ 1.70
Issued                                                     659,000           .81             150,000         1.25
Exercised                                                    -              -                  -              -
Expired                                                   (415,500)         2.45               -              -
Cancelled                                                    -              -                  -              -
                                                       -----------                       -----------

Outstanding at December 31, 1999                         1,240,500          1.43             590,000         1.75
Issued                                                   2,572,500           .82               -              -
Exercised                                                    -              -                  -              -
Expired                                                   (631,500)         2.02             (90,000)        2.50
Cancelled                                                    -              -                  -              -
                                                       -----------                       -----------

Outstanding at December 31, 2000                         3,181,500           .82             500,000         1.60
                                                       ===========                       ===========

Stock options exercisable at
   December 31, 2000                                     3,181,500           .82
   December 31, 1999                                     1,240,500          1.43

Warrants exercisable at
   December 31, 2000                                                                         500,000         1.60
   December 31, 1999                                                                         590,000         1.75



                               THE PLAYERS NETWORK

                          NOTES TO FINANCIAL STATEMENTS




Summary information about the Company's stock options and warrants outstanding at December 31, 2000 is as follows:

                                        Outstanding and       Weighted Average
                  Weighted Average       Exercisable at      Contractual Periods
                   Exercise Price      December 31, 2000          in Years
                   --------------      -----------------          --------

OPTIONS
-------
                       $   .75               2,647,500              2.21
                          1.10                 500,000              3.00
                          1.75                  30,000              2.00
                          2.50                   4,000              2.00
                                         -------------

                       $   .82               3,181,500              2.21
                       =======           =============             =====


WARRANTS
--------
                       $  1.25                 150,000              2.00
                          1.75                 350,000              5.00
                                         -------------

                       $  1.60                 500,000              3.50
                       =======           =============             =====

The Company measures compensation for stock options issued to employees using the intrinsic value method in accordance with the provisions of APB No. 25. Accordingly, compensation cost of $2,884 has been recorded for stock options issued to employees for the year ended December 31, 1999 and none for the year ended December 31, 2000. In addition, the fair value of each stock option and warrant issued has been estimated on the issuance date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating the fair value of options and warrants granted to both employees and nonemployees:

                 Dividend yield                                    0%
                 Risk-free interest rates                    5.42% to 6.61%
                 Expected life                              2, 3 and 4 years
                 Expected volatility                       127.06% to 392.63%

                               THE PLAYERS NETWORK

                          NOTES TO FINANCIAL STATEMENTS




Had compensation cost been determined under SFAS No. 123, net loss per share for the years ended December 31, 2000 and 1999 would have been increased as follows:


                                                               2000                 1999
                                                           --------------     --------------

               Net loss
                  As reported                              $   (1,201,912)    $  (1,228,454)
                  Pro forma                                    (2,744,968)       (1,622,939)

               Basic and diluted loss per share
                  As reported                              $        (.14)     $     (  .23)
                  Pro forma                                         (.33)           (  .31)


The Company accounts for stock options and warrants issued to nonemployees under the fair value method, pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of these stock options and warrants was calculated at the date of issuance using a Black-Scholes Option Valuation Model with the same assumptions as those used for options granted to employees. Under the provisions of SFAS No. 123, compensation expense arising from the issuance of stock options for the years ended December 31, 2000 and 1999 was $513,816 and $703,120, respectively, which was included in selling, general and administrative expenses and deferred production costs.


10. BARTER TRANSACTIONS

In 1999, the Company transferred software acquired from a vendor to a video postproduction company in exchange for $88,000 in postproduction services, of which the Company utilized approximately $22,000 in 1999 and the remaining $66,000 in 2000.

In connection with two subscription agreements with hotels, the Company receives up to $5,000 per month in complimentary room and food services. During the years ended December 31, 2000 and 1999, the Company utilized approximately $31,000 and $13,600, respectively, in room and food services. These transactions are reflected in the 2000 and 1999 financial statements.

The Company entered into an agreement to render advertising services, in exchange for various services for approximately $350,000. For the year ended December 31, 1999, unrendered advertising services of $67,000 have been accrued and reflected in the 1999 financial statements.

                               THE PLAYERS NETWORK

                          NOTES TO FINANCIAL STATEMENTS



On January 17, 2000, the Company entered into an agreement to render video production services, in exchange for advertising services for $234,000. During the year ended December 31, 2000, the Company recognized video production revenue of $234,000 and advertising expense of $180,000. The value of the video production services is based on the prevailing rate the Company would charge its customers in the ordinary course of business.

The Company entered into an agreement to render advertising services, in exchange for various services. Advertising revenues of $16,800 have been recognized and reflected in the December 31, 2000 financial statements.

The Company received video equipment with a fair market value of approximately $15,000 in exchange for production services rendered during the year ended December 31, 2000. In connection with this transaction, the Company recognized production revenue of $15,137 and recorded an asset for the same value for the year ended December 31, 2000.



11. MAJOR CUSTOMERS

Sales to two and three customers were approximately 42% and 60% of total revenues for the years ended December 31, 2000 and 1999, respectively.


12. REPORTABLE SEGMENTS

The Company has two reportable segments, development and marketing of a customized, interactive, full-service gaming television network for hotel-casinos ("PN") and website e-commerce ("website") business in connection with selling primarily gaming supplies and travel-related services over the Internet. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies, as presented in Note 1. All revenues generated in the segments are external. The Company had only one reportable segment in 1999. The website e-commerce began operations in January 2000. For the year ended December 31, 2000, the total reportable segment information is as follows:


                                             PN          Website        Total
                                             --          -------        -----
      Reportable segments
        External revenues               $    735,818   $  99,585   $    835,403
        Depreciation and amortization        321,386      76,478        397,864
        Net loss                          (1,191,468)    (10,444)    (1,201,912)
        Assets                             1,749,099     184,136      1,933,235
        Capital expenditures                 691,665     124,715        816,380

                               THE PLAYERS NETWORK

                          NOTES TO FINANCIAL STATEMENTS




Products and services revenues:
The table below presents external revenues for groups of similar products and services for the year ended December 31, 2000:

         Network                                         $      305,275
         Advertising                                             96,726
         Production and other                                   433,402
                                                         --------------

                                                         $      835,403
                                                         ==============

Both segments of the Company are operating in and have derived their revenues in the United States.


13. SUBSEQUENT EVENTS

In February 2001, the Company issued 125,000 shares of common stock to Action Gaming, Inc. for $50,000.

In February 2001, the Company signed an agreement with British Telecommunications PLC ("BT"), located in the United Kingdom ("UK"), to provide gaming-centric and gaming-rich media content to BT for use with its Internet access product and services such as narrowband, broadband and wireless services. Under the terms of the agreement, the Company will develop and produce a UK version of PLAYERSNETWORK.COM, offering BT "openworld" subscribers high-speed, broadband access to the Company's gaming-related content. BT "openworld" and BT "Internet" combined currently serve over 1.2 million subscribers in the UK.