Form 10QSB
period 2001-03-31
PLAYERS NETWORK
filed 2001-05-15
CIK 1037131

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS
                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended     March 31,2001
                                                  ------------------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    EXCHANGE ACT

For the transition period from                          to
                               ------------------------    ---------------------
Commission file number     0-29363
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
Yes    X          No
    -----------      ------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                        Yes               No
                                            -----------      ------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,656,981 shares of common stock, par value $.001 per share as of March 31, 2000

         Transitional Small Business Disclosure Format (check one):
                                                             Yes [   ]  No [ X ]

                                 TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION.............................................1

Item 1.  Financial Statements..............................................1

Item 2.  Management's Discussion and Analysis or Plan of Operation.........9

PART II - OTHER INFORMATION...............................................17

Item 1.  Legal Proceedings................................................17

Item 2.  Changes in Securities and Use of Proceeds........................17

Item 3.  Defaults Upon Senior Securities..................................17

Item 4.  Submission of Matters to a Vote of Securities Holders............17

Item 5.  Other Information................................................17

Item 6.  Exhibits and Reports on Form 8-K.................................17

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                               THE PLAYERS NETWORK


                              FINANCIAL STATEMENTS


                   Three Months Ended March 31, 2001 and 2000

                               THE PLAYERS NETWORK



                          INDEX TO FINANCIAL STATEMENTS



Condensed Balance Sheet as of March 31, 2001                       1

Condensed Statement of Operations
   Three Months Ended March 31, 2001 and 2000                      2

Condensed Statement of Cash Flows
   Three Months Ended March 31, 2001 and 2000                      3

Notes to Condensed Financial Statements                           4-6

                              THE PLAYERS NETWORK

                             CONDENSED BALANCE SHEET

                                 March 31, 2001


ASSETS

Current assets
   Cash                                                         $        22,961
   Accounts receivable                                                   11,385
   Prepaid expenses                                                     108,329
                                                                ---------------

           Total current assets                                         142,675

Property and equipment - net                                            412,561

Capitalized video production costs - net                              1,074,980

Capitalized web site development costs - net                            163,420

Intangible and other assets                                               8,264
                                                                ---------------

           Total assets                                         $     1,801,900
                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                             $       208,461
   Accrued expenses                                                      64,443
   Current portion of long-term liabilities                              50,300
   Installment purchase agreement                                       125,000
   Notes payable, stockholders                                           46,426
                                                                ---------------

           Total current liabilities                                    494,630

Long-term liabilities, less current portion                              62,820
                                                                ---------------

           Total liabilities                                            557,450
                                                                ---------------

Stockholders' equity
   Common stock, $.001 par value; 25,000,000 shares
     authorized, 9,427,776 shares issued and outstanding                  9,428
   Additional paid-in capital                                         6,749,071
   Accumulated deficit                                               (5,514,049)
                                                                ---------------

           Stockholders' equity                                       1,244,450
                                                                ---------------

           Total liabilities and stockholders' equity           $     1,801,900
                                                                ===============

                               THE PLAYERS NETWORK

                        CONDENSED STATEMENT OF OPERATIONS

                   Three Months Ended March 31, 2001 and 2000




                                                  2001                 2000
                                             ---------------      -------------
Revenues
   Network                                   $       36,010      $       49,960
   Advertising                                       15,921              48,745
   Production and other                              44,078             288,506
                                             --------------      --------------

           Total revenues                            96,009             387,211
                                             --------------      --------------

Operating expenses
   Cost of production revenue                        92,479              64,129
   Selling, general and administrative              197,723             323,731
   Depreciation and amortization                     27,498              12,342
                                             --------------      --------------

           Total operating expenses                 317,700             400,202
                                             --------------      --------------

Interest expense                                      8,490               3,299
                                             --------------      --------------

           Net loss                          $     (230,181)     $      (16,290)
                                             ==============      ==============

Basic and diluted loss per share             $      (.025)       $      (.002)
                                             ============        ==============

Weighted average shares outstanding               9,284,998           7,793,671
                                             ==============      ==============

See accompanying notes to financial statements.


                                                                                                                         3
                               THE PLAYERS NETWORK

                        CONDENSED STATEMENT OF CASH FLOWS

                   Three Months Ended March 31, 2001 and 2000




                                                                2001                 2000
                                                            --------------       --------------

Cash flows from operating activities                        $  (    98,039)      $  (   105,555)

Cash flows from investing activities                           (    34,739)         (    90,518)

Cash flows from financing activities                                83,854              279,626
                                                            --------------       --------------

Net increase (decrease) in cash                                (    48,924)              83,553

Cash at beginning of period                                         71,885               64,295
                                                            --------------       --------------

Cash at end of period                                       $       22,961       $      147,848
                                                            ==============       ==============

Supplemental cash flow information
   Interest paid                                            $          650       $        -

Noncash investing and financing activities
   Common stock issued in exchange for notes payable,                -                  160,397
     stockholder
   Equipment acquisitions financed by capital leases                 -                  103,298



See accompanying notes to financial statements.


                               THE PLAYERS NETWORK

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

The unaudited condensed financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the entire year ending December 31, 2001.


2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Players Network (the "Company") was organized under the laws of the State of Nevada on March 16, 1993. The Company is engaged in the development and marketing of a customized, interactive, full-service gaming television network. In addition, the Company has developed a web site for the purpose of selling primarily gaming supplies and travel-related services over the Internet. This web site became operational and began generating revenues in January 2000.

Capitalized video production costs:
Effective January 1, 2001, the Company has adopted Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films." Production revenue is recognized when video production is complete and the video has been delivered to the customer. Network revenue is recognized over the contractual period during which the customer receives access to programming. Video production costs expected to benefit future periods are capitalized as incurred and amortized using the individual film forecast computation method. This method requires the amortization of costs in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year. Amortization expense of approximately $80,000 and $55,000 was charged to cost of production revenue for the three months ended March 31, 2001 and 2000, respectively. Accumulated amortization was approximately $645,000 and $360,000 at March 31, 2001 and 2000, respectively. The Company makes reviews for the potential impairment of capitalized video production costs if unamortized video production costs exceed the fair value, which is determined by estimating future discounted cash flows related to the video. There were no impairment losses recorded for the three months ended March 31, 2001. The adoption of SOP 00-2 had no effect on the Company's 2001 financial statements.

                               THE PLAYERS NETWORK

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Capitalized web site development costs:
The Company has capitalized certain costs associated with the development of its e-commerce web site, PLAYERSNETWORK.COM. The Company follows the guidance promulgated by Statement of Position 98-1, "Accounting for Software Developed for Internal Use," which requires that all costs incurred to establish technological feasibility should be expensed as incurred. After technological feasibility was established, development costs are capitalized and amortized over the estimated useful life. Total costs capitalized through March 31, 2001 were $261,615. These costs will be amortized on a straight-line basis over a period of three years. Amortization expense for the three months ended March 31, 2001 was $21,718.

Long-lived assets:
The Company makes reviews for the potential impairment of long-lived assets and capitalized web site development costs in accordance with Statement of Financial Accounting Standards (FASB) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets To Be Disposed Of", which requires a review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. There were no impairment losses recorded for the three months ended March 31, 2001.


3. NOTES PAYABLE, STOCKHOLDERS

At March 31, 2001, notes payable, stockholders of $46,426 were due on demand with interest rates ranging from 10% to 13% per year. The notes are convertible into the Company's common stock at a conversion price of $.35 per share. Interest expense for the three months ended March 31, 2001 was $1,295.


4. COMMITMENT

On September 22, 2000, the Company entered into an agreement with Action Gaming, Inc. ("Action") whereby the Company agrees to provide services, such as sponsorship at the World Gaming Expo, where Action will service a booth for filming and advertising of the "Action Gaming" and "Videopoker" names. The Company created a short film used at Skytron at an estimated cost of $12,000. In exchange, Action can purchase common stock of the Company in an aggregate of $2,375,000 at prices specified in the agreement commencing October 15, 2000 over a period of 18 months. Action had purchased 717,948 shares for $350,000 since the inception of the agreement, of which 200,000 were issued for $100,000 in the three months ended March 31, 2001.

                               THE PLAYERS NETWORK

                     NOTES TO CONDENSED FINANCIAL STATEMENTS




5. SUBSEQUENT EVENTS

On May 1, 2001, the Company signed an agreement with a casino hotel chain to supply the Company's in-room cable channel for 7 of its hotels. In addition, the agreement calls for syndicating the Company's video for its corporate web site, creating customized production and content for its in-room cable channel.

Item 2.  Management's Discussion and Analysis or Plan of Operation

            Management's Discussion and Analysis of Plan of Operation


Overview
--------

         The Company provides television programming and produces videos related to gaming instruction and information for hotel casinos on a private cable channel known as "PLAYERS NETWORK." The Company also has a working sound stage in Las Vegas which it uses for video production and also rents to various production companies.

         The Company adopted revenue recognition policies to comply fully with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Network revenue consists of initial, subscription and renewal revenues. Network revenue includes nonrefundable fees paid in advance, which is recognized on a straight-line basis over the contractual term. Deferred initial and subscription fees were $44,500 for the three months ended March 31, 2000, of which $18,000 was current. There was no deferred revenue for the three months ended March 31, 2001. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rentals and other production-related revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.

         Since June 1999, the Company has pursued an Internet and broadband strategy. The web site "PLAYERSNETWORK.COM" provides consumers with gaming "How to Play" information in print form and video from the Company's existing library of instructional gaming videos. Through "PLAYERSNETWORK.COM", the Company provides visitors with gaming supplies at The Players General Store, a catalogue of gaming items including "How to Play" books and tapes, playing cards, casino quality gaming chips, casino game table tops, casino tables and slot machines.

         The web site also provides information on almost every casino/gaming site worldwide. In addition, the site provides financial reports on casino and gaming company stocks. Through "PLAYERSNETWORK.COM", the Company provides travel, tour, show ticket, and golf time reservation services.

         The Company is establishing itself as digital web broadcaster featuring live and previously recorded content.

         The Company had accumulated operating deficits of $5,514,049 and $4,098,246 as of March 31, 2001 and 2000, respectively. However, the Company had stockholders' equity of $1,244,450 and $1,465,744 as of March 31, 2001 and 2000, respectively.

         The Company expects operating losses and negative operating cash flows to continue for at least the next twelve months. It anticipates losses to continue because it expects additional costs and expenses related to brand development; marketing and other promotional activities; hiring of management, sales and other personnel; the expansion of infrastructure and customer support services; strategic relationship development; and potential acquisitions of related complementary businesses.

Liquidity and Capital Resources
-------------------------------

         The Company's principal source of operating capital has been provided by private sales of the Company's common stock, stockholder loan and equipment financing arrangements, as well as revenues from the operations. At March 31, 2001, the Company had working capital deficiency of approximately $352,000. However, $44,500 are future barter obligations on the Company's web site and in-room television network, and $46,000 are convertible shareholder notes. During the three months ended March 31, 2001, the Company supplemented its working capital by receiving cash of $100,000 from the private sale of 200,000 shares of its Common Stock.

         In earlier periods, the Company had issued a combination of cash and common stock and/or stock options in lieu of cash to vendors, outside consultants for services, asset acquisitions and payment of debts. The Board of Directors has asked the Company to reduce its reliance on the issuance of securities for this purpose. The Company issued $5,837 in stock and options for this purpose for the three months ended March 31, 2001 compared to $118,000 in the three months ended March 31, 2000.

         During the three months ended March 31, 2000, an officer converted $160,397 of loans into 542,634 restricted common shares. No such loans were converted during the three months ended March 31, 2001.

         As part of the Company's media business, the Company expects to continue to enter into some barter arrangements. As a result of these transactions, the Company recognized approximately $16,000 and $251,000 in barter revenue, $10,000 and $52,000 in advertising expenses, and $1,500 and $4,000 in travel expenses for the three months ended March 31, 2001 and 2000, respectively.

         Although the Company has experienced a revenue growth, this may not be indicative of future operating results and there can be no assurance that it will achieve or maintain profitability. Due to these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

         The Company anticipates capital expenditures of less than $500,000 for its operation of PLAYERSNETWORK.COM, web broadcasting activities and video production during the next twelve months. The Company believes that the current cash flows generated from its revenues may not be sufficient to fund its anticipated operations. The Company will require additional funding to finance its operations through private sales and public debt or equity offerings. However, there is no assurance that such financing can be obtained by the Company.

         In the first quarter of 2000, two employees were hired, raising the total to eight. At March 31, 2001, the Company had eight full-time employees.

Recent Events
-------------

         In October 2000, the Company signed an agreement with a strategic investor, who agreed to purchase the Company's stock totaling $2,225,000 over an eighteen-month period. In October 2000, the investor completed the first tranche of financing for a total of $250,000. In February and March 2001, the investor purchased an additional 200,000 shares of the Company's common stock for $100,000.

         In January 2001, the Company organized itself along five lines of revenue: Paid Production Service; In-Room Television Network and Video Syndication; Broadband and Interactive Television; Webcasting; and Stage Rental.

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

         On May 1, 2001, the Company signed a two-year agreement with a casino hotel chain. The agreement calls for the Company to install its private cable channel in seven hotels, the production of customized video, syndicating selected videos for the customer's corporate website, the webcasting of live events from the customer's casinos and customizing content for the customer's in-casino plasma screens. The contract is worth over $1.4 million dollars over 24 months, commencing May 1, 2001.

         With existing business and new agreements in hand, the Company should exceed the revenue of the prior year. The significant difference is that the prior year's results included $307,000 of barter revenue, whereas the Company expects barter revenues to be less than $100,000 in 2001. Furthermore, the Company anticipates being near the operating cash flow break-even point upon full implementation of the new casino hotel agreement.


Results of Operations - Three Months Ended March 31, 2001 and 2000
------------------------------------------------------------------

         Revenues decreased 75% from $387,211 for the three months ended March 31, 2000 to $96,009 for the three months ended March 31, 2001. For the three months ended March 31, 2001, the Company had $36,010 in Network Revenue, $15,921 in Advertising Revenue and $44,078 in Production and Other Revenue, compared to $49,960 in Network Revenue, $48,745 in Advertising Revenue and $288,506 in Production and Other Revenue for the three months ended March 31, 2000. Revenues, from bartering production services and advertising spots in exchange for magazine travel expenses, decreased from approximately $251,000 during the three months ended March 31, 2000 to $16,000 during the three months ended March 31, 2001.

         Selling, general and administrative expenses decreased 39% from $323,731 for the three months ended March 31, 2000 to $197,723 for the three months ended March 31, 2001. The decrease in selling, general and administrative expenses, was due to decreases in consulting expenses from $80,665 to $-0-; advertising expense from $61,500 to $13,750; legal and accounting expenses from $52,497 to $13,181; however, payroll expenses increased from $75,220 to $79,110 for the three months ended March 31, 2000, compared to the three months ended March 31, 2001. Certain expenses, primarily consulting, were paid with common stock of $35,225 and $-0- for the three months ended March 31, 2000 and March 31, 2001, respectively.

         Stock-based compensation charged to operations was $5,837 for the three months ended March 31, 2001 compared to $47,802 for the three months ended March 31, 2000. Stock-based compensation consists of warrants and options issued to outside service providers in lieu of cash. For the three months ended March 31, 2000 and 2001, the Company capitalized $35,240 and $-0- in video production costs, respectively.

         Depreciation and amortization increased 57% from $76,471 for the three months ended March 31, 2000 to $119,977 for the three months ended March 31, 2001. This was due to an increase in capitalized video production costs, property and equipment, and web site costs during the year ended December 31, 2000.

         Interest expense increased 157%, from $3,299 for the three months ended March 31, 2000 to $8,490 for the three months ended March 31, 2001, due to an increase in the amount of lease liability incurred in the year ended December 31, 2000.


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

PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         During the quarter ended March 31, 2001 the issuer sold shares of its Common Stock without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of that Act and without the use of underwriters, as follows:

          o On March 31, 2001, the Company issued 200,000 shares of its Common Stock for $100,000

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(A)      EXHIBITS


Exhibit Number
Page No.                    Title of Exhibit
--------                    ----------------

(3)(i)                      Articles of Incorporation of The Players Network (1)
N/A
(3)(ii)                     Bylaws of The Players Network (1)
N/A
(10)(i)                     Sublease  Agreement  between Players   Network   and
N/A                         Colella Productions, Inc. (1)
(10)(ii)                    Agreement (1)
N/A

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-29363,


(B)      REPORTS ON FORM 8-K

         None.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                THE PLAYERS NETWORK


                                                By:      /s/      Mark Bradley
                                                   -----------------------------
                                                Its:  Chief Executive Officer