Form 10QSB
period 2001-06-30
PLAYERS NETWORK
filed 2001-08-14
CIK 1037131

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS
                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     June 30, 2001
                                                 ------------------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

For the transition period from                        to
                               ----------------------    -----------------------
Commission file number     0-29363
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
Yes  X    No
   -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes      No
                                                                 -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,439,776 shares of common stock, par value $.001 per share as of June 30, 2001.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                                TABLE OF CONTENTS
                                                                            PAGE


PART I - FINANCIAL INFORMATION.................................................1

Item 1.  Financial Statements..................................................1

Item 2.  Management's Discussion and Analysis or Plan of Operation.............9

PART II - OTHER INFORMATION...................................................13

Item 1.  Legal Proceedings....................................................13

Item 2.  Changes in Securities and Use of Proceeds............................13

Item 3.  Defaults Upon Senior Securities......................................13

Item 4.  Submission of Matters to a Vote of Securities Holders................13

Item 5.  Other Information....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                               THE PLAYERS NETWORK


                              FINANCIAL STATEMENTS


                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                               THE PLAYERS NETWORK



                     INDEX TO CONDENSED FINANCIAL STATEMENTS



Condensed Balance Sheet as of June 30, 2001                                    3

Condensed Statement of Operations
   Six Months and Three Months Ended June 30, 2001 and 2000                    4

Condensed Statement of Cash Flows
   Six Months and Three Months Ended June 30, 2001 and 2000                    5

Notes to Condensed Financial Statements                                      6-8

                               THE PLAYERS NETWORK

                             CONDENSED BALANCE SHEET

                                  JUNE 30, 2001


ASSETS

Current assets
   Cash                                                    $         5,598
   Accounts receivable                                              35,000
   Prepaid expenses and other current assets                       110,957
                                                           ---------------

           Total current assets                                    151,555

Property and equipment - net                                       407,247

Capitalized video production costs - net                         1,021,846

Capitalized web site development costs - net                       143,617

Intangible and other assets                                          8,042
                                                           ---------------

           Total assets                                    $     1,732,307
                                                           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                        $       229,321
   Accrued expenses                                                 49,223
   Current portion of long-term liabilities                         52,308
   Notes payable, stockholders                                      47,087
   Deferred revenue                                                 40,455
                                                           ---------------

           Total current liabilities                               418,394

Deferred revenue                                                   194,500
Long-term liabilities, less current portion                         49,949
                                                           ---------------

           Total liabilities                                       662,843
                                                           ---------------

Stockholders' equity
   Common stock, $.001 par value; 25,000,000 shares
     authorized, 9,439,776 shares issued and outstanding             9,439
   Additional paid-in capital                                    6,752,419
   Accumulated deficit                                          (5,692,394)
                                                           ---------------

           Stockholders' equity                                  1,069,464
                                                           ---------------

           Total liabilities and stockholders' equity      $     1,732,307
                                                           ===============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               THE PLAYERS NETWORK

                        CONDENSED STATEMENT OF OPERATIONS

            SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000




                                                           For the Six Months Ended       For the Three Months Ended
                                                         -----------------------------    --------------------------
                                                             2001              2000             2001              2000
                                                         ------------      ------------     ------------      --------
                                                                            (Restated)                         (Restated)
Revenues
   Network                                               $    112,060      $    113,270     $     76,050      $     63,310
   Advertising                                                 29,485            75,775           13,565            27,030
   Production and other                                       146,755           317,071          102,677            28,565
                                                         ------------      ------------     ------------      ------------

           Total revenues                                     288,300           506,116          192,292           118,905
                                                         ------------      ------------     ------------      ------------

Operating expenses
   Cost of production                                         191,749           135,898           99,270            71,708
   Selling, general and administrative                        434,670           868,168          236,948           544,437
   Depreciation and amortization                               54,178            36,120           26,680            23,839
                                                         ------------      ------------     ------------      ------------

           Total operating expenses                           680,597         1,040,186          362,898           639,984
                                                         ------------      ------------     ------------      ------------

Interest expense                                               16,229            11,713            7,738             8,414
                                                         ------------      ------------     ------------      ------------

           Net loss                                      $   (408,526)     $   (545,783)    $   (178,344)     $   (529,493)
                                                         ============      ============     ============      ============

Basic and diluted loss per share                         $     (.044)      $     (.068)     $     (.019)      $     (.064)
                                                         ===========       ===========      ===========       ===========

Weighted average shares outstanding                         9,362,320         8,021,918        9,439,643         8,245,312
                                                         ============      ============     ============      ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                               THE PLAYERS NETWORK

                        CONDENSED STATEMENT OF CASH FLOWS

            SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000




                                                           For the Six Months Ended       For the Three Months Ended
                                                         -----------------------------    --------------------------
                                                             2001              2000             2001              2000
                                                         ------------      ------------     ------------      --------

Cash flows from operating activities                     $    (67,119)     $    111,562     $     30,920      $     98,800

Cash flows from investing activities                          (91,656)         (609,873)         (56,917)         (563,570)

Cash flows from financing activities                           92,488           434,016            8,634           316,922
                                                         ------------      ------------     ------------      ------------

Net decrease in cash                                          (66,287)       (   64,295)         (17,363)         (147,848)

Cash at beginning of period                                    71,885            64,295           22,961           147,848
                                                         ------------      ------------     ------------      ------------

Cash at end of period                                    $      5,598      $     -0-        $      5,598      $     -0-
                                                         ============      ============     ============      ============

Supplemental cash flow information
   Interest paid                                         $       -         $    160,397     $      -          $      -

Noncash investing and financing activities
   Common stock issued in exchange for
     notes payable, stockholder                                  -               97,750            -                 -

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

The unaudited condensed financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the six months and three months ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year ending December 31, 2001.


2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Players Network (the "Company") was organized under the laws of the State of Nevada on March 16, 1993. The Company is engaged in the development and marketing of a customized, interactive, full-service gaming television network. In addition, the Company is operating a web site for the purpose of selling primarily gaming supplies and travel-related services over the Internet.

Capitalized video production costs:
Effective January 1, 2001, the Company has adopted Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films." Production revenue is recognized when video production is complete and the video has been delivered to the customer. Network revenue, which includes nonrefundable fees paid in advance, is recognized over the contractual period during which the customer receives access to programming. Video production costs expected to benefit future periods are capitalized as incurred and amortized using the individual film forecast computation method. This method requires the amortization of costs in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year. Amortization expense of approximately $166,000 and $60,000 was charged to cost of production revenue for the six months ended June 30, 2001 and 2000, respectively. Accumulated amortization was approximately $731,000 and $420,000 at June 30, 2001 and 2000, respectively. The Company makes reviews for the potential impairment of capitalized video production costs if unamortized video production costs exceed the fair value, which is determined by estimating future discounted cash flows related to the video. There were no impairment losses recorded for the six months ended June 30, 2001. The adoption of SOP 00-2 had no effect on the Company's 2001 financial statements.

                               THE PLAYERS NETWORK

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Capitalized web site development costs:
The Company has capitalized certain costs associated with the development of its e-commerce web site, PLAYERSNETWORK.COM. The Company follows the guidance promulgated by Statement of Position 98-1, "Accounting for Software Developed for Internal Use," which requires that all costs incurred to establish technological feasibility should be expensed as incurred. After technological feasibility was established, development costs are capitalized and amortized over the estimated useful life. Total costs capitalized through June 30, 2001 were $263,615. These costs will be amortized on a straight-line basis over a period of three years. Amortization expense for the six months ended June 30, 2001 was $43,519.

Long-lived assets:
The Company makes reviews for the potential impairment of long-lived assets and capitalized web site development costs in accordance with Statement of Financial Accounting Standards (FASB) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets To Be Disposed Of", which requires a review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. There were no impairment losses recorded for the six months ended June 30, 2001.


3. NOTES PAYABLE, STOCKHOLDERS

At June 30, 2001, notes payable, stockholders of $47,087 were due on demand with interest rates ranging from 10% to 13% per year. The notes are convertible into the Company's common stock at a conversion price of $.35 per share. Interest expense for the six months ended June 30, 2001 was $2,596.


4. COMMITMENT

On September 22, 2000, the Company entered into an agreement with Action Gaming, Inc. ("Action") whereby the Company agrees to provide services, such as sponsorship at the World Gaming Expo, where Action will service a booth for filming and advertising of the "Action Gaming" and "Videopoker" names. The Company created a short film used at Skytron at an estimated cost of $12,000. Action, at its discretion, can purchase common stock of the Company in an aggregate of $2,225,000 at prices specified in the agreement commencing October 15, 2000 over a period of 18 months. Action had purchased 717,948 shares for $350,000 since the inception of the agreement, of which 200,000 were issued for $100,000 in the six months ended June 30, 2001.

                               THE PLAYERS NETWORK

                     NOTES TO CONDENSED FINANCIAL STATEMENTS




4. COMMITMENT (CONTINUED)

On May 1, 2001, the Company signed an agreement with a casino hotel chain to supply the Company's in-room cable channel for seven of its hotels. In addition, the agreement calls for syndicating the Company's video for its corporate web site, creating customized production and content for its in-room cable channel.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Overview
--------

         The Company provides television programming and produces videos related to gaming instruction and information for hotel casinos on a private cable channel known as "PLAYERS NETWORK." The Company also has a working sound stage in Las Vegas which it uses for video production and which it rents to various production companies.

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

         The web site also provides information on almost every casino/gaming site worldwide. In addition, the site provides financial reports on casino and gaming company stocks. Through "PLAYERSNETWORK.COM," the Company provides travel, tour, show ticket, and golf time reservation services.

         The Company is establishing itself as a digital web broadcaster featuring live and previously recorded content.

         The Company had accumulated operating deficits of $5,692,394 and $4,627,739 as of June 30, 2001 and 2000, respectively. However, the Company had stockholders' equity of $1,069,464 and $1,325,454 as of June 30, 2001 and 2000, respectively.

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


Liquidity and Capital Resources
-------------------------------

         The Company's principal source of operating capital has been provided by private sales of the Company's common stock, stockholder loan and equipment financing arrangements, as well as revenues from operations. At June 30, 2001, the Company had a working capital deficiency of approximately $267,000. However, $40,455 are future barter obligations on the Company's web site and initial fees in connection with the in-room television network, and $47,000 are convertible shareholder notes. During the six months ended June 30, 2001, the Company supplemented its working capital by receiving cash of $100,000 from the private sale of 200,000 shares of its Common Stock.

         In earlier periods, the Company had issued a combination of cash and common stock and/or stock options in lieu of cash to vendors, outside consultants for services, asset acquisitions and payment of debts. The Board of Directors has asked the Company to reduce its reliance on the issuance of securities for this purpose. The Company issued $5,837 in stock and options for this purpose for the six months ended June 30, 2001 compared to $118,135 in the six months ended June 30, 2000.

         During the six months ended June 30, 2000, an officer converted $160,397 of loans into 542,634 restricted common shares. No such loans were converted during the six months ended June 30, 2001.

         As part of the Company's media business, the Company expects to continue to enter into some barter arrangements. As a result of these transactions, the Company recognized approximately $26,000 and $271,000 in barter revenue, $13,000 and $80,000 in advertising expenses, and $2,400 and $17,000 in travel expenses for the six months ended June 30, 2001 and 2000, respectively.

         Although the Company has experienced growth in revenue where cash is to be received, this may not be indicative of future operating results and there can be no assurance that it will achieve or maintain profitability. Due to these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

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

         In the first quarter of 2000, two employees were hired, raising the total to eight. At June 30, 2001, the Company had eight full-time employees.


Recent Events
-------------

         In October 2000, the Company signed an agreement with a strategic investor, Action Gaming, Inc., who, at its discretion, can purchase the Company's stock totaling $2,225,000 over an eighteen-month period. In October 2000, the investor completed the first tranche of financing for a total of $250,000. In February and March 2001, the investor purchased an additional 200,000 shares of the Company's common stock for $100,000.

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

         In May 2001, the Company signed a two-year agreement with a casino hotel chain. The agreement calls for the Company to install its private cable channel in seven hotels, the production of customized video, syndicating selected videos for the customer's corporate website, the webcasting of live events from the customer's casinos and customizing content for the customer's in-casino plasma screens. The contract is worth over $1 million dollars over 24 months, commencing May 1, 2001.

         In July 2001, The Players Network - BT Openworld Channel became operational.

         With existing business and new agreements in hand, the Company should exceed the revenue of the prior year. Furthermore, the Company anticipates being near the operating cash flow break-even point upon full implementation of the new casino hotel agreement.


Results of Operations - Six Months Ended June 30, 2001 and 2000
---------------------------------------------------------------

         Revenues decreased 43% from approximately $506,000 for the six months ended June 30, 2000 to $288,000 for the six months ended June 30, 2001. For the six months ended June 30, 2001, the Company had approximately $112,000 in Network Revenue, $29,000 in Advertising Revenue and $147,000 in Production and Other Revenue, compared to approximately $113,000 in Network Revenue, $76,000 in Advertising Revenue and $317,000 in Production and Other Revenue for the six months ended June 30, 2000. Revenues, from bartering production services and advertising spots in exchange for magazine advertising and travel expenses, decreased from approximately $271,000 during the six months ended June 30, 2000 to $26,000 during the six months ended June 30, 2001.

         Selling, general and administrative expenses decreased 50% from approximately $868,000 for the six months ended June 30, 2000 to $435,000 for the six months ended June 30, 2001. The decrease in selling, general and administrative expenses was due to decreases in consulting expenses from approximately $303,000 to $1,000; advertising expense from $100,000 to $29,000; legal and accounting expenses from $128,000 to $83,000 for the six months ended June 30, 2000, compared to the six months ended June 30, 2001. Certain expenses, primarily consulting, were paid with common stock of $95,000 and $-0- for the six months ended June 30, 2000 and June 30, 2001, respectively.

         Stock-based compensation charged to operations was approximately $6,000 for the six months ended June 30, 2001 compared to $165,000 for the six months ended June 30, 2000. Stock-based compensation consists of warrants and options issued to outside service providers in lieu of cash. For the six months ended June 30, 2000 and 2001, the Company capitalized approximately $110,000 and $-0-in video production costs, respectively.

         Depreciation and amortization increased 50% from approximately $36,000 for the six months ended June 30, 2000 to $54,000 for the six months ended June 30, 2001. This was due to an increase in property and equipment and web site costs during the year ended December 31, 2000.

         Interest expense increased 33% from approximately $12,000 for the six months ended June 30, 2000 to $16,000 for the six months ended June 30, 2001, due to an increase in the amount of lease liability incurred in the year ended December 31, 2000.


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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 2001 the issuer sold shares of its Common Stock without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of that Act and without the use of underwriters, as follows:

         o On April 2, 2001, the Company issued 12,000 shares of its Common Stock for Board of Director Services.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

Exhibit Number
Page No.             Title of Exhibit
--------             ----------------

(3)(i)               Articles of Incorporation of The Players Network (1)
N/A
(3)(ii)              Bylaws of The Players Network (1)
N/A
(10)(i)              Sublease Agreement between Players Network andColella
N/A                  Productions, Inc. (1)
(10)(ii)             Agreement (1)
N/A

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-29363.

(B)      REPORTS ON FORM 8-K

         None.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE PLAYERS NETWORK


                                       By:      /s/      Seth Horn
                                          --------------------------------------
                                       Its:  Chief Financial Officer

Dated:  August 14, 2001