Form 10QSB
period 2001-09-30
PLAYERS NETWORK
filed 2001-11-14
CIK 1037131

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended     September 30, 2001
                                                     ---------------------------

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes    No
                                                                 ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,439,776 shares of common stock, par value $.001 per share as of September 30, 2001.

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

                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................1

Item 1.  Financial Statements..................................................1

Item 2.  Management's Discussion and Analysis or Plan of Operation.............9

PART II - OTHER INFORMATION...................................................12

Item 1.  Legal Proceedings....................................................12

Item 2.  Changes in Securities and Use of Proceeds............................12

Item 3.  Defaults Upon Senior Securities......................................12

Item 4.  Submission of Matters to a Vote of Securities Holders................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................13

PART I - FINANCIAL INFORMATION














                               THE PLAYERS NETWORK


                         CONDENSED FINANCIAL STATEMENTS


                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                               THE PLAYERS NETWORK



                     INDEX TO CONDENSED FINANCIAL STATEMENTS




Condensed Balance Sheet as of September 30, 2001                             1


Condensed Statement of Operations
   Nine Months and Three Months Ended September 30, 2001 and 2000            2


Condensed Statement of Cash Flows
   Nine Months and Three Months Ended September 30, 2001 and 2000            3


Notes to Condensed Financial Statements                                     4-6

                               THE PLAYERS NETWORK
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001


ASSETS

Current assets
   Cash                                                                                             $         6,970
   Accounts receivable                                                                                       50,512
   Prepaid expenses and other current assets                                                                109,622
                                                                                                    ---------------

           Total current assets                                                                             167,104

Property and equipment - net                                                                                388,989

Capitalized video production costs - net                                                                    988,880

Capitalized web site development costs - net                                                                124,600

Intangible and other assets                                                                                   7,818
                                                                                                    ---------------

           Total assets                                                                             $     1,677,391
                                                                                                    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                                                 $       205,877
   Accrued expenses                                                                                          70,461
   Current portion of long-term liabilities                                                                  52,584
   Notes payable, stockholders                                                                               88,539
   Deferred revenue                                                                                          63,870
                                                                                                    ---------------

           Total current liabilities                                                                        481,331

Deferred revenue                                                                                             50,000
Long-term liabilities, less current portion                                                                  36,762
                                                                                                    ---------------

           Total liabilities                                                                                568,093
                                                                                                    ---------------

Stockholders' equity
   Common stock, $.001 par value;
     25,000,000 shares authorized,
     9,439,776 shares issued and outstanding                                                                  9,440
   Additional paid-in capital                                                                             6,772,388
   Accumulated deficit                                                                                   (5,672,530)
                                                                                                    ---------------

           Stockholders' equity                                                                           1,109,298
                                                                                                    ---------------

           Total liabilities and stockholders' equity                                               $     1,677,391
                                                                                                    ===============



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                               THE PLAYERS NETWORK
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   For the Nine Months Ended             For the Three Months Ended
                                                           September 30,                        September 30,
                                                 -------------------------------        ------------------------------
                                                      2001               2000               2001               2000
                                                  -----------        -----------        -----------        -----------
Revenues
   Network                                        $   197,570        $   196,365        $    85,510        $    83,095
   Advertising                                         35,471             92,964              5,985             17,188
   Production and other                               390,706            400,316            243,952             83,246
                                                  -----------        -----------        -----------        -----------

           Total revenues                             623,747            689,645            335,447            183,529
                                                  -----------        -----------        -----------        -----------

Operating expenses
   Selling, general and administrative                615,407          1,211,820            180,737            343,650
   Depreciation and amortization                      374,004            283,936            128,077            111,919
                                                  -----------        -----------        -----------        -----------

           Total operating expenses                   989,411          1,495,756            308,814            455,569
                                                  -----------        -----------        -----------        -----------

Other expenses
   Interest expense                                    22,998             20,633              6,769              8,920
                                                  -----------        -----------        -----------        -----------

           Net income (loss)                      $ ( 388,662)       $ ( 826,744)       $    19,864        $ ( 280,960)
                                                  ===========        ===========        ===========        ===========

Basic and diluted earnings (loss) per
   share                                          $ (   0.041)       $ (   0.101)       $     0.002        $ (   0.033)
                                                  ===========        ===========        ===========        ===========

Weighted average shares outstanding                 9,389,709          8,177,395          9,439,776          8,448,270
                                                  ===========        ===========        ===========        ===========






















SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                               THE PLAYERS NETWORK
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                   For the Nine Months Ended             For the Three Months Ended
                                                           September 30,                        September 30,
                                                 -------------------------------        ------------------------------
                                                      2001               2000               2001               2000
                                                  -----------        -----------        -----------        -----------

Cash flows from operating activities              $ (  33,115)       $   176,192        $    30,443        $    87,001

Cash flows from investing activities                ( 139,831)          (612,089)           (57,611)          (266,210)

Cash flows from financing activities                  108,031            382,674             28,540            190,281
                                                  -----------        -----------        -----------        -----------

Net increase (decrease) in cash                     (  64,915)         (  53,223)             1,372             11,072

Cash at beginning of period                            71,885             64,295              5,598               -
                                                  -----------        -----------        -----------        -----------

Cash at end of period                             $     6,970        $    11,072        $     6,970        $    11,072
                                                  ===========        ===========        ===========        ===========

Supplemental cash flow information

Noncash investing and financing activities
   Common stock issued in exchange for
     notes payable, stockholder                   $      -           $   160,397        $      -           $      -

   Common stock and stock options
     issued in exchange for
     accounts payable and services                     29,166            272,843             19,969            149,690

   Equipment acquisitions financed by
     capital leases                                      -                91,976               -                  -




















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

The unaudited condensed financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the nine months and three months ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year ending December 31, 2001.


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

Capitalized video production costs:
Effective January 1, 2001, the Company has adopted Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films." Production revenue is recognized when video production is complete and the video has been delivered to the customer. Network revenue, which includes nonrefundable fees paid in advance, is recognized over the contractual period during which the customer receives access to programming. Video production costs expected to benefit future periods are capitalized as incurred and amortized using the individual film forecast computation method. This method requires the amortization of costs in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year. Amortization expense of approximately $254,000 and $186,000 was charged to cost of production revenue for the nine months ended September 30, 2001 and 2000, respectively. Accumulated amortization was approximately $818,000 and $490,000 at September 30, 2001 and 2000, respectively. The Company makes reviews for the potential impairment of capitalized video production costs if unamortized video production costs exceed the fair value, which is determined by estimating future discounted cash flows related to the video. There were no impairment losses recorded for the nine months ended September 30, 2001. The adoption of SOP 00-2 had no effect on the Company's 2001 financial statements.

                               THE PLAYERS NETWORK

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Capitalized web site development costs:
The Company has capitalized certain costs associated with the development of its e-commerce web site, PLAYERSNETWORK.COM. The Company follows the guidance promulgated by EITF - 002, "Accounting for Web Site Development Costs", which requires that all costs incurred to establish technological feasibility should be expensed as incurred. After technological feasibility was established, development costs are capitalized and amortized over the estimated useful life. Total costs capitalized through September 30, 2001 were $266,565. These costs will be amortized on a straight-line basis over a period of three years. Amortization expense for the nine months ended September 30, 2001 was $65,488.

Long-lived assets:
The Company makes reviews for the potential impairment of long-lived assets and capitalized web site development costs in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets To Be Disposed Of", which requires a review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. There were no impairment losses recorded for the nine months ended September 30, 2001.

Basic and diluted earnings (loss) per share:
Basic and diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Stock warrants and options have been excluded from the diluted loss per share and have not been presented for the nine months ended September 30, 2001 and 2000 and three months ended September 30, 2000 because their effect would have been antidilutive. The effect of stock options and warrants on earnings per share for the three months ended September 30, 2001 is not material.


3. NOTES PAYABLE, STOCKHOLDERS

At September 30, 2001, notes payable, stockholders of $88,539 were due on demand with interest rates ranging from 10% to 13% per year. The notes are convertible into the Company's common stock at a conversion price of $.25 per share. Shareholder notes interest expense for the nine months ended September 30, 2001 was $5,256.

                               THE PLAYERS NETWORK

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



4. COMMITMENT

On September 22, 2000, the Company entered into an agreement with Action Gaming, Inc. ("Action") whereby the Company agrees to provide services, such as sponsorship at the World Gaming Expo, where Action will service a booth for filming and advertising of the "Action Gaming" and "Videopoker" names. The Company created a short film used at Skytron at an estimated cost of $12,000. Action, at its discretion, can purchase common stock of the Company in an aggregate of $2,225,000 at prices specified in the agreement commencing October 15, 2000 over a period of 18 months. Action had purchased 717,948 shares for $350,000 since the inception of the agreement, of which 200,000 were issued for $100,000 in the nine months ended September 30, 2001.

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

         Since September 1999, the Company has pursued an Internet and broadband strategy. The web site "PLAYERSNETWORK.COM" provides consumers with gaming "How to Play" information in print form and video from the Company's existing library of instructional gaming videos. Through "PLAYERSNETWORK.COM", the Company provides visitors with gaming supplies at The Players General Store, a catalogue of gaming items including "How to Play" books and tapes, playing cards, casino quality gaming chips, casino game table tops, casino tables and slot machines.

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

         The Company had accumulated operating deficits of $5,672,530 and $4,908,700 as of September 30, 2001 and 2000, respectively. However, the Company had stockholders' equity of $1,109,298 and $1,312,219 as of September 30, 2001 and 2000, respectively.

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


Liquidity and Capital Resources
-------------------------------

         The Company's principal source of operating capital has been provided by private sales of the Company's common stock, stockholder loan and equipment financing arrangements, as well as revenues from operations. At September 30, 2001, the Company had a working capital deficiency of approximately $314,000. However, current liabilities include $50,000 of future barter obligations on the Company's web site and initial fees in connection with the in-room television network, $67,500 of monies due officers and directors, and $88,500 of convertible shareholder notes. During the nine months ended September 30, 2001, the Company supplemented its working capital by receiving cash of $100,000 from the private sale of 200,000 shares of its Common Stock.

         In earlier periods, the Company had issued a combination of cash and common stock and/or stock options in lieu of cash to vendors, outside consultants for services, asset acquisitions and payment of debts. The Board of Directors has asked the Company to reduce its reliance on the issuance of securities for this purpose. The Company issued $29,000 in stock and options for this purpose for the nine months ended September 30, 2001 compared to $621,000 in the nine months ended September 30, 2000.

         During the nine months ended September 30, 2000, an officer converted $160,397 of loans into 542,634 restricted common shares. No such loans were converted during the nine months ended September 30, 2001.

         As part of the Company's media business, the Company expects to continue to enter into some barter arrangements. As a result of these transactions, the Company recognized approximately $43,000 and $296,000 in barter revenue, $22,000 and $124,000 in advertising expenses, and $4,900 and $27,000 in travel expenses for the nine months ended September 30, 2001 and 2000, respectively.

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

         The Company anticipates capital expenditures of less than $200,000 for its operation of PLAYERSNETWORK.COM, web broadcasting activities and video production during the next twelve months. The Company believes that the current cash flows generated from its revenues may not be sufficient to fund its anticipated operations. The Company will require additional funding to finance its operations through private sales and public debt or equity offerings. However, there is no assurance that such financing can be obtained by the Company.

         In the first quarter of 2000, two employees were hired, raising the total to eight. At September 30, 2001, the Company had five full-time employees.


Recent Events
-------------

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

         In May 2001, the Company signed a two-year agreement with a casino hotel chain. The agreement calls for the Company to install its private cable channel in seven hotels, the production of customized video, syndicating selected videos for the customer's corporate website, the webcasting of live events from the customer's casinos and customizing content for the customer's in-casino plasma screens. The contract is worth approximately $750,000 over 24 months, commencing May 1, 2001.

         In July 2001, The Players Network - BT Openworld Channel became operational.

         With existing business and new agreements in hand, the Company should exceed the revenue of the prior year. Furthermore, the Company anticipates being near the operating cash flow break-even point upon full implementation of the new casino hotel agreement.


Results of Operations - Nine Months Ended September 30, 2001 and 2000
---------------------------------------------------------------------

         Revenues decreased 10% from approximately $690,000 for the nine months ended September 30, 2000 to $624,000 for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, the Company had approximately $198,000 in Network Revenue, $36,000 in Advertising Revenue and $390,000 in Production and Other Revenue, compared to approximately $196,000 in Network Revenue, $93,000 in Advertising Revenue and $401,000 in Production and Other Revenue for the nine months ended September 30, 2000. Revenues from bartering production services and advertising spots in exchange for magazine travel expenses decreased from approximately $296,000 during the nine months ended September 30, 2000 to $43,000 during the nine months ended September 30, 2001.

         Selling, general and administrative expenses decreased 49% from approximately $1,212,000 for the nine months ended September 30, 2000 to $615,000 for the nine months ended September 30, 2001. The decrease in selling, general and administrative expenses was due to decreases in consulting expenses from approximately $408,000 to $22,000; advertising expense from $140,000 to $32,000; and legal and accounting expenses from $180,000 to $101,000 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 2001. Certain expenses, primarily consulting, were paid with common stock of $132,000 and $3,000 for the nine months ended September 30, 2000 and 2001, respectively.

         Stock-based compensation charged to operations was approximately $26,000 for the nine months ended September 30, 2001 compared to $472,000 for the nine months ended September 30, 2000. Stock-based compensation consists of warrants and options issued to outside service providers in lieu of cash. For the nine months ended September 30, 2000 and 2001, the Company capitalized approximately $168,000 and $-0- in video production costs, respectively.

         Depreciation and amortization increased 32% from approximately $284,000 for the nine months ended September 30, 2000 to $374,000 for the nine months ended September 30, 2001. This was due to an increase in amortization of capitalized video production during the nine months ended September 30, 2001.

         Interest expense increased 10% from approximately $21,000 for the nine months ended September 30, 2000 to $23,000 for the nine months ended September 30, 2001, due to an increase in the amount of shareholder loans during the nine months ended September 30, 2001.


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

         None.

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


                                             THE PLAYERS NETWORK


                                             By:  /s/ Seth Horn
                                                --------------------------------
                                             Its:  Chief Financial Officer

Dated:  November 14, 2001