Form 10QSB/A
period 2001-06-30
PLAYERS NETWORK
filed 2002-01-23
CIK 1037131

AMENDMENT TO QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
                 SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS
                                  FORM 10-QSB/A
                                (Amendment No. 1)
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ] AMENDMENT TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended     June 30, 2001
                                                          ----------------------

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

         Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

PART I

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

         In May 2001, the Company signed a two-year agreement with a casino hotel chain. The agreement calls for the Company to install its private cable channel in seven hotels, the production of customized video, syndicating selected videos for the customer's corporate website, the webcasting of live events from the customer's casinos and customizing content for the customer's in-casino plasma screens. The contract is will generate approximately $750,000 dollars in revenue over 24 months, commencing May 4, 2001.

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


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

Exhibit Number
Page No.                  Title of Exhibit
--------                  ----------------

(3)(i)                    Articles of Incorporation of The Players Network (1)
N/A
(3)(ii)                   Bylaws of The Players Network (1)
N/A
(10)(i)                   Sublease Agreement between Players Network and Colella
N/A                       Productions, Inc. (1)
(10)(ii)                  Agreement (1)
N/A
10(iii)                   Master Services Agreement

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-29363.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 10, 2002                             THE PLAYERS NETWORK


                                                   By: /s/ Mark Bradley
                                                      --------------------------
                                                           Mark Bradley
                                                   Its:  Chief Executive Officer