Form 10KSB
period 2001-12-31
PLAYERS NETWORK
filed 2002-03-29
CIK 1037131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED       December 31, 2001
                                             --------------------------

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO __________


Commission file number     000-29363
                        --------------------


                               The Players Network
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Nevada                                               88-0343702
--------------------------------------------          --------------------------
(STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)


     4620 Polaris Avenue, Las Vegas, Nevada               89103
--------------------------------------------          --------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE                       (ZIP CODE)
OFFICES)

Registrant's telephone number, including area code:       (702) 895-8884
                                                      --------------------------

Securities to be registered pursuant to Section 12(b) of the Act:

         Title of each class                             Name of each exchange
         to be registered                                 on which registered

     None                                                    None
--------------------------------------------          --------------------------

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

         Issuer's Revenue for its most recent fiscal year:  $716,273

         The aggregate market value of voting s and non-voting stock held by nonaffiliates of the registrant was $874,276 (5,464,225 shares at $0.16 per share) as of March 1, 2002. The number of shares of Common Stock outstanding as of that date was 9,768,445.

         The number of shares of Common Stock outstanding as of March 1, 2002 was 9,768,445.

         Transitional Small Business Disclosure Format:  [  ] Yes  [X]No

                                TABLE OF CONTENTS

                                                                            PAGE


PART I .......................................................................2

Item 1.  Description of Business..............................................2

Item 2.  Description of Property..............................................4

Item 3.  Legal Proceedings....................................................4

PART II  4

Item 4.  Submission of Matters to a Vote of Security Holders..................4

Item 5.  Market Price of and Dividends on the Registrant's Common
         Equity and Other Shareholder Matters.................................4

Item 7.  Financial Statements.................................................8

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................9

PART III 9

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act...........9

Item 10. Executive Compensation..............................................11

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

Products and Services
---------------------

         The Company has produced a series of gaming instructional videos, including videos entitled "Game Watch" for a number of slot machine manufacturers. These companies distribute these videos to their casino customers to educate them on the latest slot machines and technology.

         The Company also operates a video production sound stage in Las Vegas, Nevada. In 2000, the Company started Webcasting events for a fee. The Company has embarked into live webcasting Las Vegas based conventions, offering for sale finished video content to the exhibitors; and web hosting the video for a virtual convention for the year following the live event.

         In September 1999, the Company launched PlayersNetwork.com, the Company's gaming portal and e-commerce web site. PlayersNetwork.com is a full service gaming information, e-commerce and interactive web site.
PlayersNetwork.com offers instructional videos on a streaming full motion video basis.

The Company is in the process of repurposing its content for distribution on Broadband Networks and Interactive Television. The Company's content is now available on Brittish Telecom's "Open-World" Network.

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

Principal Suppliers
-------------------

         The Company is not reliant on any one supplier for products or services and does not consider any of its suppliers to be material.

Principal Customers
-------------------

         During the fiscal year ended December 31, 2001, Stations Casinos was the Company's largest customer, accounting for 46% of the Company's gross revenues.

Trademarks
----------

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

Cost of Research and Development
--------------------------------

         In the last two years the Company has expended approximately $30,000 in research and development activities related to developing the new services and internet site, including the purchase of certain computer hardware and software.

Employees
---------

         The Company currently has six employees. Management will hire additional employees on an as needed basis. The Company is not a party to any collective bargaining agreement or labor union contract, nor has it been subjected to any strikes or employment disruptions in its history.

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

Fiscal Year Ended December 31, 2000
-----------------------------------
Quarter Ended                         High Sales Price           Low Sales Price
-------------                         ----------------           ---------------

March 31, 2000                         $ 1.05                     $ .25
June 30, 2000                            1.01                        37
September 30, 2000                        .90                       .26
December 31, 2000                         .80                       .25

Fiscal Year Ended December 31, 2001
-----------------------------------
Quarter Ended                         High Sales Price           Low Sales Price
-------------                         ----------------           ---------------

March 31, 2001                          $ .81                     $ .13
June 30, 2001                             .40                       .20
September 30, 2001                        .36                       .19
December 31, 2001                         .21                       .16

         As of December 31, 2001, there were approximately 1,000 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock during the past two fiscal years. The Company's board of directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's board of directors.

Recent Sales of Unregistered Securities
---------------------------------------

         There were no issuance of securites during the quarter ended December 31, 2001.

Item 6.  Management's Discussion and Analysis

Overview
--------

         We produce television programming and videos related to gaming instruction and information for hotel casinos on a private cable channel known as "PLAYERS NETWORK."

         We adopted revenue recognition policies to comply fully with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Network revenue consists of initial, subscription and renewal revenues. Network revenue includes nonrefundable fees paid in advance, which is recognized on a straight-line basis over the contractual term. At December 31, 2001, we had $54,000 in deferred revenue. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rentals and other production-related revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.

         Since June 1999, we have pursued opportunities available on the Internet. The web site "PLAYERSNETWORK.COM," which is operational and is continually being expanded and upgraded, provides consumers with gaming "How to Play" information in print form and video from our existing library of instructional gaming videos.

         We are a 24-hour digital web broadcaster featuring live and previously recorded content. We are actively syndicating our network programming to Broadband providers.

         We had an accumulated operating deficit of $5,786,490 and stockholders' equity of $995,337.

         We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected additional costs and expenses related to brand development; marketing and other promotional activities; hiring of management, sales and other personnel; the expansion of infrastructure and customer support services; strategic relationship development; and potential acquisitions of related complementary businesses.

Liquidity and Capital Resources
-------------------------------

         Our principal source of operating capital has been provided by private sales of our common stock, stockholder loans and equipment financing arrangements, as well as revenues from the operations. At December 31, 2001, we had working capital deficiency of $290,000. However, $39,000 is deferred revenue, $88,500 is accrued expenses due officers and directors, and $88,500 is convertible shareholder notes. During the year ended December 31, 2001, we supplemented our working capital by receiving cash of $100,000 from the private sale of 200,000 shares of our common stock.

         We have reduced the amount of common stock and/or stock options issued to vendors, outside consultants for services, asset acquisitions and payment of debts. We issued approximately $29,000 and $1,094,500 in stock and options for these purposes for the years ended December 31, 2001 and 2000, respectively.

         We have reduced the number of barter arrangements. As a result of these transactions, we recognized $56,000 and $307,000 in barter revenue in 2001 and 2000, respectively, $48,000 and $260,000 in 2001 and 2000 in advertising expenses, and $12,000 and $31,000 in 2001 and 2000 in travel expenses. In addition, we recorded approximately $66,000 in prepaid production costs in 2000 and none in 2001.

         Although we did have positive cash flow from operations, we did not have revenue growth this year, and there can be no assurance that we will achieve or maintain profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

         We anticipate capital expenditures in excess of $100,000 to expand our operation during the next twelve months. We believe that the current cash flows generated from its revenues will not be sufficient to fund our anticipated expansion of operations. We may require additional funding to finance our operations through private sales and public debt or equity offerings. However, there is no assurance that we can obtain such financing.

         At December 31, 2001, we had six employees.

Recent Events
-------------

         In 2001, we organized ourselves along five line of revenue: paid production service; in-room television network and video syndication; broadband and interactive television; webcasting; and stage rental.

         In 2001, we signed an agreement with British Telecommunications PLC ("BT"), located in the United Kingdom ("UK"), to produce a UK version of PLAYERSNETWORK.COM, offering BT "openworld" subscribers high-speed, broadband access to our gaming-related content. BT "open world" and BT "Internet" combined currently serve over 1.2 million subscribers in the UK. That site became operational in August 2001. No revenues have been recognized from this activity to date.

Results of Operations- Twelve Months Ended December 31, 2001 and 2000
---------------------------------------------------------------------

Revenues decreased 14% from $835,000 in 2000 to $716,000 in 2001. In 2001 we had $284,000 in network revenue, $46,000 in advertising revenue and $385,000 in production and other revenue; compared to $305,000 in network revenue, $97,000 in advertising revenue and $433,500 in production and other revenue in 2000. We recorded approximately $56,000 in revenues from bartering services and advertising spots in exchange for magazine advertising in 2001 compared to $307,000 in 2000.

         Video production expense was $47,000 in 2001 compared to none for the prior year.

         Selling expense is our advertising and this decreased from $192,573 in 2001 to $48,700 in 2000.

         General and administrative expenses decreased 47% from $1,399,327 in 2000 to $745,424 in 2001. This decrease was mainly due to decreases in consulting expense from $507,000 to $25,000; and legal and accounting expenses from $255,000 to $119,000 for 2001 and 2000, respectively. Consulting expenses were paid with common stock of $201,000 and $3,500 for the years ended December 31, 2000 and 2001, respectively.

         Stock-based compensation charged to operations was $25,800 in 2001 compared to $481,700 in 2000. Stock-based compensation consists of common stock, warrants and options issued to outside service providers in lieu of cash. In 2000, we capitalized

$341,000 in video production costs and web site development compared to $165,000 in 2001.

         Depreciation and amortization increased 27% from $398,000 in 2000 to $504,000 in 2001.

         Interest expense increased 7% from $29,000 in 2000 to $31,000 in 2001 due to the increase in shareholder loans.

New Accounting Pronouncements
-----------------------------

         SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" was issued in June 2001. Adoption of these pronouncements is required for the period beginning after July 1, 2001. We has a significant amount of intangible assets, does not expect these pronouncements to have a material impact on the results of its operations.

         In March 2000, the Emerging Issues Task Force (EITF) issued EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop web sites should be capitalized or expensed. We adopted this consensus on July 1, 2000.

         In June 2000, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films." SOP 00-2 provides guidance on capitalizing film costs and recognizing related revenues and expenses. We currently applies accounting policies which are in conformity with SOP 00-2 and, accordingly, does not expect SOP 00-2 to have an effect on the financial statements.

Inflation
---------

         In our opinion, inflation has not had a material effect on our operations.

Risk Factors and Cautionary Statements
--------------------------------------

         Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. We wish to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: our ability to meet our cash and working capital needs, our ability to successfully market our product, and other risks detailed in our periodic report filings with the Securities and Exchange Commission.

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements required by this item follow the index of financial statements appearing at the end of this form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company dismissed its principal accountant, Friedman, Alpren & Green, in a letter dated January 17, 2002. The dismissal was approved by the Board of Directors of the Corporation for cost reduction reasons.

         The former principal accountant's reports over the past two years have not contained any adverse opinion, disclaimer of opinion or modification as defined under Item 304(a)(1)(ii) of Regulation S-B. Further, there were no disagreements between the Corporation and the former principal accountant as defined in Item 304(a)(1)(iv) of Regulation S-B.

         The Corporation's new principal accountant, Malone & Bailey, PLLC (located at 5444 Westheimer Road, Suite 2080, Houston, Texas, 77056) was retained effective January 16, 2002.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons
---------------------------------------------------------------

         The Company's directors and executive officers, and their ages as of December 31, 2001 are as follows:

Name                             Age      Position
----                             ---      --------
Mark Bradley                     39       Chief Executive Officer and Director
Michael Berk                     52       Director
Stephen Grogan                   54       Director
Seth A. Horn                     47       Chief Financial Officer
Darius Irani                     69       Director
Peter Rona                       55       Chairman and Director
Dr. Joost Van Adelsberg          77       Director

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

         Seth Horn is the Company's chief financial officer. He has 25 years experience in financial markets and corporate management, and is a certified public accountant. Mr. Horn has a BA in accounting from Pennsylvania State University.

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

ITEM 10. EXECUTIVE COMPENSATION


                                                                       Long Term Compensation
                                                                       ----------------------
                           Annual Compensation                         Awards
                           -------------------                         ------
------------------ -------- -------------- ---------- --------------- ------------ -------------
(a)                (b)      (c)            (d)        (e)             (f)          (g)
Name and           Year     Salary         Bonus      Other Annual    Restricted   Securities
Principal                                             Compensation    Stock        Underlying
Position                                                              Award(s)     Options/
                                                                                   SARs (#)
------------------ -------- -------------- ---------- --------------- ------------ -------------
Mark Bradley-      2001     $89,054        None       None            $560           3,000
CEO (1)
------------------ -------- -------------- ---------- --------------- ------------ -------------
Seth               2001     $39,943        None       None            None         None
Horn-
CFO
------------------ -------- -------------- ---------- --------------- ------------ -------------
Michael Berk-      2001     None           None       $2,294          $560         3,000
Director (2)
------------------ -------- -------------- ---------- --------------- ------------ -------------
Stephan Grogan-    2001     None           None       None            $560         3,000
Director (3)
------------------ -------- -------------- ---------- --------------- ------------ -------------
Darious Irani-     2001     None           None       None            $560         3,000
Director (4)
------------------ -------- -------------- ---------- --------------- ------------ -------------
Peter Rona-        2001     None           None       None            $560         3,000
Chairman (5)
------------------ -------- -------------- ---------- --------------- ------------ -------------
Joost Van          2001     None           None       None            $560         3,000
Adelsberg-
Director (6)
------------------ -------- -------------- ---------- --------------- ------------ -------------





(1) Mark Bradley received cash salary in the amount of $89,054; his other compensation includes 2,000 shares of the Corporation's Common Stock valued at $.28 per share; and 3,000 options at $.75. Share prices were based on the market closing price on the date of issuance. Option value is based on the Black
Scholes calculation.
(2) Michael Berk received consulting fees in cash of $2,294; his other compensation includes 2,000 shares of the Corporation's Common Stock valued at $.28 per share; and 3,000 options at $.75. Share price was based on the market-closing price on the date of issuance. Option value is based on the Black
Scholes calculation.
(3) Stephen Grogan received 2,000 shares of the Corporation's Common Stock valued at $.25 per share; and 3,000 options at $.75. Share prices were based on the market-closing price on the date of issuance. Option value is based on the Black Scholes calculation. (4) Darious Irani received 2,000 shares of the
Corporation's Common Stock valued at $.28 per share; and 3,000 options at $.75.
Share prices were based on the market-closing price on the date of issuance.
Option value is based on the Black Scholes calculation. (5) Peter Rona received
2,000 shares of the Corporation's Common Stock valued at $.28 per share; and 3,000 options at $.75. Share prices were based on the market-closing price on the date of issuance. Option value is based on the Black Scholes calculation.
(6) Joost Van Adelsberg received 2,000 shares of the Corporation's Common Stock valued at $.28 per share; and 3,000 options at $.75 Share prices were based on the market closing price on the date of issuance. Option value is based on the Black Scholes calculation.



================= ====================================================================== ========================

                                                                                          Potential Realizable
                                                                                            Value at Assumed
                                                                                          Annual Rates of Stock
                                                                                            Appreciation for
                                            Individual Grants                                Option Term(2)
================= ====================================================================== ========================

                     Number of
                    Securities          % of Total
                    Underlying     Options/SARs Granted    Exercise or
                     Options/         to Employees in       Base Price     Expiration
      Name        SARs Granted(1)       Fiscal Year         ($/Share)         Date         5%          10%
================= ================ ====================== =============== ============== ======= ================
Mark F. Bradley        3,000               16.67              $0.75          3/18/03          $0              $0
================ ================ ====================== =============== ============== ======= ================
Michael Berk           3,000              16.67%               0.75          3/18/03          0                0
================= ================ ====================== =============== ============== ======= ================
Stephen Grogan         3,000              16.67%               0.75          3/18/03          0                0
================= ================ ====================== =============== ============== ======= ================




================= ================ ====================== =============== ============== ======= ================
Darious Irani          3,000              16.67%               0.75          3/18/03          0                0
================= ================ ====================== =============== ============== ======= ================
Peter Rona             3,000              16.67%               0.75          3/18/03          0                0
================= ================ ====================== =============== ============== ======= ================
Joost Van              3,000              16.67%               0.75          3/18/03          0                0
Adelsberg
================= ================ ====================== =============== ============== ======= ================
Seth Horn                0                  0%                  na             na            na               na
================= ================ ====================== =============== ============== ======= ================
         (1)      Consists of non-qualified stock options to purchase shares of
                  Company common stock granted pursuant to the Company's
                  standard practice. Options were granted on March 19, 2001.

         (2) The hypothetical potential appreciation shown for the named executives is required by rules of the Securities and Exchange
                  Commission ("SEC"). The amounts shown do not represent the historical or expected future performance of the Company's common stock. In order for the named executives to realize the potential values set forth in the 5% and 10% columns in the table above, the price per share of the Company's common stock would be $0.4134 and $0.4538 respectively, as of the expiration date of the options.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

         The following table sets forth information, to the best of the Company's knowledge, as of December 31, 2001, regarding the beneficial ownership of the Company's Common Stock by each person who is known by the Company to beneficially own more than 5 percent of the Company's Common Stock.



Title of Class               Name and Address of           Amount and Nature of          Percent of
--------------               --------------------          ---------------------         -----------
                             Beneficial Owner              Beneficial Ownership          Class(1)
                             ----------------              --------------------          --------

Common Stock                 Mark Bradley                  4,131,911(2)                  39.04%
                             4620 Polaris Avenue
                             Las Vegas, NV 89103

Common Stock                 Cede & Company                1,363,155                     14.25%
                             P.O. Box 222
                             Bowling Green Station
                             New York, NY 10274

Common Stock                 Action Gaming                 717,946                       7.5%
                             2116 Redbird Drive
                             Las Vegas, NV 89134

Common Stock                 Joost Van Adelsberg           556,258(3)                    5.77%
                             1809 Via Visalia
                             Palos Verdes, CA 90274

                             Total                         6,769,270                     66.57%

(1) This table is based on 9,568,445 shares of Common Stock outstanding on December 31, 2001. If a person listed on this table has the right to obtain additional shares of Common Stock within 60 days from December 31, 2001, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(2) This figure includes: (a) 1,015,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options, 515,000 of which are exercisable at a price of $.75 per share and 500,000 of which are exercisable at a price of $1.10 per share. (3) This figure includes 65,000 shares of Common
Stock issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.



Security Ownership of Management
--------------------------------

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2001 by: (i) each of the Company's directors, (ii) each of the executive officers named in the summary compensation table set forth in Item 6 -- "Executive Compensation," and
(iii) all directors and executive officers of the Company as a group.



Title of Class               Name and Address of           Amount and Nature of          Percent of
--------------               --------------------          ---------------------         ----------
                             Beneficial Owner              Beneficial Ownership          Class(1)
                             ----------------              --------------------          --------

Common Stock                 Mark Bradley                  4,131,911(2)                  39.04%
                             4620 Polaris Avenue
                             Las Vegas, NV 89103


Common Stock                 Michael Berk                  440,000 (3)                   4.4%
                             4620 Polaris Ave.
                             Las Vegas, NV 89103

Common Stock                 Seth A. Horn                  121,000(4)                    1.26%
                             4652 Charnock Dr.
                             Irvine, CA 92604

Common Stock                 Stephen Grogan                25,000                        0.26%
                             2620 S. Maryland
                             Las Vegas, NV 89109


Common Stock                 Darius Irani                  265,586(5)                    2.77%
                             1809 Via Visalia
                             Palos Verdes, CA 90274

Common Stock                 Peter Rona                    154,796(6)                    1.62 %
                             14 Meteor Dr.
                             Etobicoke, ON
                             MOW 1A4
                             Canada

Common Stock                 Joost Van Adelsberg           556,258(7)                    5.77%
                             1809 Via Visalia
                             Palos Verdes, CA 90274

Common Stock                 Directors and Executive       5,573,551(8)                  53.86% (9)
                             Officers as a Group

(1) This table is based on 9,568,445 shares of Common Stock outstanding on December 31, 2001. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from December 31, 2001, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(2) This figure includes: (a) 1,015,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options, 515,000 of which are exercisable at a price of $.75 per share and 500,000 of which are exercisable at a price of $1.10 per share.
(3) This figure includes: 438,000 shares issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.
(4) This figure includes 45,000 shares issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.
(5) This figure includes 15,000 shares issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.
(6) This figure includes 15,000 shares issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.
(7) This figure includes 65,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.
(8) This figure is based on the current number of shares of Common Stock that each director and executive officer of the Company owns plus the number of shares of Common Stock that each director and executive officer has the right to obtain within 60 days from December 31, 2001.
(9) This percentage was derived by dividing the number of shares determined by footnote 8 by the sum of the number of shares of Common Stock outstanding as of December 31, 2001 and the number of shares of Common Stock that each executive officer and director had the right to obtain within 60 days from December 31, 2001.


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

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits
-----------------

Exhibit Number     Title of Exhibit                                     Page No.
--------------     ----------------                                     --------

3.1                Articles of Incorporation*                           N/A
3.2                Bylaws*                                              N/A
10.1               Sublease Agreement between Players Network
                   and Colella Productions*                             N/A
10.2               Agreement with IGT, Inc.*                            N/A
15                 Letter on change in certifying accountant**          N/A

* Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-29363.
** Incorporated by reference to the exhibit filed with the Report on Form 8-K filed January 20, 2002, File No. 0-29363

Reports on Form 8-K
-------------------

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on behalf by the undersigned, thereunto duly authorized.


Dated: March 29, 2002

                                    The Players Network


                                    By:     /s/ Mark Bradley
                                       -----------------------------------------
                                    Its: Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
  The Players Network
  Las Vegas, Nevada

We have audited the accompanying balance sheet of The Players Network as of December 31, 2001 and the related statements of income, stockholders' equity, and cash flows for each of the two years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Players Network as of December 31, 2001, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.


Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

February 15, 2002

                               THE PLAYERS NETWORK
                                  BALANCE SHEET
                             As of December 31, 2001


                  ASSETS
Current Assets
  Cash                                                               $   29,215
  Accounts receivable                                                     9,725
  Prepaid barter credits                                                 88,756
  Other current assets                                                   15,105
                                                                     ----------
         Total Current Assets                                           142,801
                                                                     ----------
Property and equipment,
  net of $225,737 accumulated depreciation                              371,752
Intangible assets
  Video production costs,
    net of $908,679 accumulated amortization                            905,785
  Web site development costs,
    net of $163,350 accumulated amortization                            104,415
  Trademarks,
    net of $1,828 accumulated amortization                                7,593
                                                                     ----------

         TOTAL ASSETS                                                $1,532,346
                                                                     ==========


         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                                  $   64,218
  Accounts payable                                                      142,117
  Accrued expenses                                                        9,450
  Accrued expenses due to stockholders                                   88,478
  Shareholder notes payable                                              88,503
  Deferred revenue                                                       39,485
                                                                     ----------
         Total Current Liabilities                                      432,251
                                                                     ----------
Deferred revenue                                                         14,917
Long-term debt                                                           89,841
                                                                     ----------
         Total Liabilities                                              537,009
                                                                     ----------
Stockholders' Equity
  Common stock, $.01 par value, 25,000,000 shares
    authorized, 9,439,776 issued and outstanding                          9,440
  Additional paid-in capital                                          6,772,387
  Retained deficit                                                   (5,786,490)
                                                                     ----------
         Total Stockholders' Equity                                     995,337
                                                                     ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $1,532,346
                                                                     ==========




                     See summary of accounting policies and
                         notes to financial statements.

                               THE PLAYERS NETWORK
                             STATEMENT OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000


                                                     2001              2000
                                                -----------        -----------
Revenues
  Network                                       $   284,042        $   305,275
  Advertising                                        46,456             96,726
  Production and other                              385,775            433,402
                                                -----------        -----------
         Total Revenues                             716,273            835,403
                                                -----------        -----------

Operating Expenses
  Video production costs                             47,082
  Selling                                            48,700            192,573
  General and administrative                        745,424          1,399,327
  Loss on asset impairment                           13,213             18,588
  Depreciation and amortization                     504,229            397,864
  Interest                                           30,911             28,963
                                                -----------        -----------
         Total expenses                           1,389,559          2,037,315
                                                -----------        -----------

Loss before extraordinary item                   (  673,286)        (1,201,912)

Extraordinary item on debt forgiveness              170,664
                                                 -----------       -----------
Net Loss                                         (  502,622)       $(1,201,912)
                                                ===========        ===========


Basic and diluted loss per share                      $(.06)             $(.14)
Weighted average shares outstanding               9,403,404          8,328,406



                     See summary of accounting policies and
                         notes to financial statements.


                               THE PLAYERS NETWORK
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                   Additional
                                      Common Stock                  Paid-in           Accumulated
                                         Shares       Amount        Capital             Deficit           Totals
                                       ---------      ------        ---------         ----------        ----------
Balances,
  December 31, 1999                    6,741,251      $6,741       $4,960,913         $(4,081,956)      $ 885,698

Stock issued for:
  - cash                               1,436,923       1,437          589,016                             590,453
  - services                             305,514         306          200,763                             201,069
  - debt                                 744,088         744          378,926                             379,670

Stock options                                                         513,816                             513,816

Net loss                                                                               (1,201,912)     (1,201,912)
                                       ---------      ------       ----------         -----------       ----------

Balances,
  December 31, 2000                    9,227,776       9,228        6,643,434          (5,283,868)      1,368,794

Stock issued for:
  - cash                                 200,000         200           99,800                             100,000
  - services                              12,000          12            3,348                               3,360

Stock options                                                          25,805                              25,805

Net loss                                                                               (  502,622)     (  502,622)
                                       ---------      ------       ----------         -----------       ----------
Balances,
  December 31, 2001                    9,439,776      $9,440       $6,772,387         $(5,786,490)     $  995,337
                                       =========      ======       ==========         ===========       ==========



                     See summary of accounting policies and
                         notes to financial statements.




                               THE PLAYERS NETWORK
                            STATEMENTS OF CASH FLOWS


                                                                        2001                  2000
                                                                    -----------           -----------
Cash Flows Used by Operating Activities
  Net loss                                                           $(  502,622)          $(1,201,912)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                        504,229               397,864
    Forgiveness of debt                                               (  170,664)
    Stock and options issued for services                                 29,165               481,740
    Net change in unused barter credits                               (   14,420)           (   77,821)
    Loss on asset impairment                                              13,213                18,588
    Loss on asset disposal                                               12,984
  Net changes in:
    Accounts receivable                                                   21,660            (   25,385)
    Other current assets                                              (    1,422)                1,888
    Accounts payable                                                      35,219               163,884
    Accrued expenses                                                  (   35,990)           (   69,669)
    Accrued expenses due to stockholder                                   88,478
    Deferred revenue                                                      57,887                19,485
                                                                    ------------           -----------
         Net Cash Provided by (Used in)
           Operating Activities                                           37,717            (  291,338)
                                                                    ------------           -----------
Cash Flows Used in Investing Activities
  Capitalized video production costs                                  (  165,294)           (  222,018)
  Capitalized website development costs                               (    7,150)           (      390)
  Purchase of fixed assets                                            (    3,024)           (   83,044)
                                                                    ------------            ----------
         Net Cash Used in Investing Activities                        (  175,510)           (  305,452)
                                                                    ------------           -----------
Cash Flows Provided by Financing Activities
  Sales of common stock                                                  100,000               590,453
  Proceeds from Shareholder notes                                         42,721                53,602
  Payments on installment debt                                         (  47,598)            (  39,675)
                                                                    ------------           -----------
         Net Cash Provided by Financing Activities                        95,123               604,380
                                                                    ------------           -----------
Net increase (decrease) in cash                                        (  42,670)                7,590

Cash, beginning of year                                                   71,885                64,295
                                                                    ------------           -----------
Cash, end of year                                                         29,215                71,885
                                                                    ============           ===========




Supplemental cash flow information
  Interest paid                                                     $     30,910           $    28,484
Non-cash investing and financing activities
  Capitalized video production costs acquired with stock                                   $   215,974
  Capitalized video production costs acquired by barter                                         66,000
  Capitalized web site costs acquired with stock                                               124,715
  Property and equipment purchased with stock                                                   17,170
  Notes payable exchanged for stock issued                                                     160,397


                     See summary of accounting policies and
                         notes to financial statements.


                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Players Network ("Players") was organized under the laws of the State of Nevada on March 16, 1993. Players is engaged in the development and marketing of a customized, interactive, full-service gaming television network. In addition, Players has developed a web site for the purpose of gaming instruction and selling gaming supplies over the Internet. This web site became operational during January 2000 and generated revenues of approximately $52,000 and $100,000 during the years ended December 31, 2001 and 2000, respectively.

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

A summary is as follows:

         Office equipment                          3 - 10 years       $ 74,185
         Video equipment                           10 years            516,404
         Leasehold improvements                    10 years              6,900
                                                                      --------
                                                                       597,489
         Less:  accumulated amortization                              (225,737)
                                                                      --------
           Total                                                      $371,752
                                                                      ========

Depreciation expense charged to operations was $61,774 and $60,790 for the years ended December 31, 2001 and 2000, respectively.

Capitalized video production costs:

Video production costs which are expected to benefit future periods are capitalized as incurred. Under the individual film forecast method, costs accumulated in the production of a video are amortized in the proportion that gross realized revenues bear to management's estimate of total gross revenues. Amortization expense of $344,067 and $259,682 was charged to operations for the years ended December 31, 2001 and 2000, respectively.




Capitalized web site development costs:

Players has capitalized certain costs associated with the development of its e-commerce web site, PLAYERSNETWORK.COM. Players follows the guidance promulgated by EITF 00-2, "Accounting for Web Site Development Costs," which requires that all costs incurred to establish technological feasibility be expensed. After technological feasibility was established, development costs are capitalized and amortized over the estimated useful life. Total costs capitalized for the years ended December 31, 2001 and 2000 were $7,150 and $124,715, respectively. These costs will be amortized on a straight-line basis over a period of three years. Amortization expense for the years ended December 31, 2001 and 2000 was $86,872 and $76,500, respectively.

Intangible assets:

Players applied for trademark protection for its videos. Trademark costs of approximately $8,900 are amortized using the straight-line method over a period of ten years.

Long-lived assets:

Players makes reviews for the potential impairment of long-lived assets and certain identifiable intangibles, such as capitalized video production costs and capitalized web site development costs, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. There were impairment losses of $13,215 and $18,588 for the years ended December 31, 2001 and 2000, respectively.

Players' management periodically reviews its catalogue of video titles in its Capitalized Video Production costs. If impairment exists, the carrying value for those titles are reduced. For the years ended December 31, 2001 and 2000 there was no impairment in its Capitalized Video Production costs.

Income taxes:

Players applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance has been established until realization of deferred tax assets is reasonably assured.

Basic and diluted loss per share:

The basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is the same as basic loss per share because the assumed exercise of potential common stock would have an anti-dilutive effect.

Barter transactions:

Players accounts for barter transactions, where advertising is both rendered and received, in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions," which requires the recognition of revenue and expense only if the fair value of the advertising or services provided is determinable based on Players' experience in receiving cash or other consideration readily convertible to cash. Players accounts for other barter transactions in accordance with EITF 93-11, "Accounting for Barter Transaction Involving Barter Credits," and APB No. 29, "Accounting for Nonmonetary Transactions," which require that the fair value of the nonmonetary asset exchanged be used in recording the nonmonetary transactions.

Revenue recognition:

Players adopted revenue recognition policies to comply fully with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Network revenue consists of initial, subscription and renewal revenues. Network revenue includes nonrefundable fees paid in advance, which is recognized on a straight-line basis over the contractual term. There was approximately $51,000 deferred revenue at December 31, 2001 and none for the year ended December 31, 2000. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rental and other production-related revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.

Advertising costs:

Players's policy is to expense advertising costs as a period expense. Advertising costs of approximately $49,000 and $260,000 were charged to operations during the years ended December 31, 2001 and 2000, respectively.

Stock-based compensation:

Stock options issued to employees are accounted for by following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and by following the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans. Stock options issued to other than employees are accounted for by following Statement of Financial Accounting Standards No. 123.

Segment reporting:

During the year ended December 31, 2000, Players first applied Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in
Note 12.

Reclassifications:

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


New accounting pronouncements:

In March 2001, the Emerging Issues Task Force (EITF) issued EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop web sites should be capitalized or expensed. Players adopted this consensus on July 1, 2001.

In June 2001, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films," which is effective for fiscal years beginning after December 15, 2001. SOP 00-2 provides guidance on capitalizing film costs and recognizing related revenues and expenses. Players currently applies accounting policies which are in conformity with SOP 00-2 and, accordingly, does not expect SOP 00-2 to have an effect on the financial statements.


NOTE 2 - STOCKHOLDER NOTES PAYABLE

At December 31, 2001, stockholder notes payable of $88,503 were due on demand with interest rates ranging from 10% to 13% per year. The notes are convertible into Players' common stock at a conversion price of $.35 per share.


NOTE 3 - LONG-TERM DEBT

Players has the following installment notes payable:


  Installment note payable to a law firm for past services due in 42 remaining monthly installments including interest at 10%, of $1,500 in 2002, $2,500 in
    2003, and $3,000 in 2004 and 2005                                                            $ 77,585


  Capital lease payable to GE Capital, collateralized by video equipment and
    payable in 24 remaining monthly installments of $1,340 including interest at 17%               27,020

  Capital lease payable to Granite Financial Services, collateralized by video equipment and payable in 20 remaining monthly installments of $1,022
    including interest at 16%                                                                      17,781

  Capital lease payable to Irwin Business Finance, collateralized by studio equipment and payable in 12 remaining monthly installments of $1,356
    including interest at 24%                                                                      15,406

  Capital lease payable to Newcourt Leasing Corp.,
    collateralized by studio equipment and payable in 12
    remaining monthly installments of $1,209 including
    interest at 33%                                                                                13,040

  Capital lease payable to Granite Financial Services, collateralized by video equipment and payable in 3 remaining monthly installments of $1,949
    including interest at 18%                                                                       1,949

  Capital lease payable to Advanta Business Leasing, collateralized by video equipment, payable in 6 remaining monthly installments of $661 including
    interest at 25%                                                                                 1,278
                                                                                                 --------
     Total                                                                                       $154,059

  Less:  current portion of long-term debt                                                        (64,218)
                                                                                                 --------
     Net long-term debt                                                                          $ 89,841
                                                                                                 ========

Long-term debt is due as follows:
                  Year Ended December 31,                 2002        $ 46,098
                                                          2003          32,500
                                                          2004          11,243
                                                                      --------
                                                                      $ 89,841
                                                                      ========

NOTE 4 - STOCKHOLDERS' EQUITY

Players issued 212,000 shares of common stock during the year ended December 31, 2001, of which 200,000 shares were for $100,000 in cash, and 12,000 shares for services of $3,348.

Players issued 2,486,525 shares of common stock during the year ended December 31, 2000, of which 1,436,923 shares were for $590,453 in cash, 506,968 shares for services and equipment and to settle trade payables with an estimated value of $420,342, and 542,634 shares for stockholder debts totaling $160,397.


NOTE 5 - INCOME TAXES

Income taxes are not due since Players has had losses since inception. As of December 31, 2001, Players had approximately $3,280,000, which expire as follows: 2010, $9,000; 2011, $1,732,000; 2012, $531,000; 2018, $339,000; 2019,
$182,000 and 2020, $487,000.

The components of deferred taxes are as follows:

                                                          2001       2000
                                                      ----------- -----------
         Deferred tax assets
           Net operating loss carryforwards           $ 1,115,200 $   949,620
         Less:  valuation allowance                    (1,115,200)  ( 949,620)
                                                      ----------- -----------
         Current net deferred tax assets              $         0 $         0
                                                      =========== ===========


NOTE 6 - COMMITMENTS

Effective January 1, 2000, Players entered into a five-year employment agreement with its president, who is responsible for the day-to-day operations of Players' business, the implementation of policies and creative direction of Players. The agreement provides for a base salary of $100,000, with a $25,000 increase the first two years. As Executive Producer and Creator, the president will also be entitled to a 10% fee on any Company royalties received on the production content developed and produced by him, as specified in the agreement. Unpaid and accrued salaries of approximately $10,000 were included in accrued expenses at December 31, 2001, and $62,000 was included in stockholder notes payable at December 31, 2000.

Players entered into numerous "Hotel Affiliate Sales Agreements" with various hotels to provide an in-house gaming channel over a privately operated cable television distribution system. Players agrees to install digital playback equipment and provide the programming, maintenance and service to this equipment at no additional cost. The terms of these agreements range from 12 months to 24 months with renewal options.

On September 22, 2000, Players entered into an agreement with Action Gaming, Inc. ("Action") whereby Players agrees to provide services, such as sponsorship at the World Gaming Expo, where Action will service a booth for filming and advertising of the "Action Gaming" and "Videopoker" names. In exchange, Action can purchase common stock of Players in an aggregate of $2,375,000 at specified prices during the 18-month period ending April 15, 2002. As of February 15, 2002, Action Gaming had purchased approximately 718,000 shares of common stock for $350,000 in cash.


NOTE 7 - STOCK OPTIONS AND WARRANTS

Players has issued stock options and warrants to officers, key employees, directors and outside consultants as compensation and for services rendered.

Players uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During the years ended December 31, 2001 and 2000, no compensation expense was recognized for the issuance of options and warrants, because no option prices were below market prices at the date of grant.

During the years ended December 31, 2001 and 2000, the Company issued 350,000 and 1,386,000 options, respectively to consultants whose stock-based compensation must be recorded at fair value pursuant to FASB Interpretation Number 44. The compensation cost record for these options and warrants was $25,805 and $513,816, respectively, based on the Black-Scholes option pricing model as suggested by FASB Statement 123.

Had compensation cost for Players' stock-based compensation plan for employees been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, Players' net losses and loss per share would have been increased to the pro forma amounts indicated below:

         (in thousands)                                      2001         2000
                                                           ---------   ---------
     Net loss available for common shareholders
                                           -As reported     $(  503)    $(1,202)
                                             -Pro forma      (  506)     (2,745)
     Net loss per share                    -As reported       $(.06)      $(.14)
                                             -Pro forma        (.06)       (.33)

The weighted average fair value of the stock options granted during 2001 and 2000 was $.75 and $.82, respectively. Variables used in the Black-Scholes option-pricing model for 2001 and 2000 include (1) 4.0% and 5.4% risk-free interest rates, respectively, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

Summary information regarding options and warrants is as follows:



                                                                Weighted                           Weighted
                                                                average                            average
                                               Options         Share Price         Warrants       Share Price
                                              ---------        -----------         --------       -----------
Balances outstanding as of
  December 31, 1999                             990,500          $1.43             590,000           $1.75

Year 2000:
     Granted                                  2,572,500            .82
     Expired                                   (631,500)          2.02           (  90,000)           2.50
                                               --------          -----          ----------           -----
Outstanding at
     December 31, 2000                        2,931,500            .82             500,000            1.60

Year 2001:
     Granted                                    368,000            .39
     Expired                                 (1,036,500)          1.00            (150,000)           1.25
                                               --------          -----           ---------           -----
                                              2,263,000          $ .69             350,000           $1.75
                                               ========          =====           =========           =====


Options outstanding and exercisable as of December 31, 2001:


                                  - - Outstanding - -                Exercisable
                                  Number            Remaining           Number
     Exercise Price              of Shares            life            of Shares
     --------------              ---------          ---------        -----------
         $ .35                     300,000           4 years            300,000
           .50                      50,000           1 year              50,000
           .75                   1,413,000           1 year           1,413,000
          1.10                     500,000           2 years            500,000
                                 ---------                            ---------
                                 2,263,000                            2,263,000
                                 =========                            =========

Warrants outstanding and exercisable as of December 31, 2001:

         $1.75                     350,000           4 years            350,000
                                 =========                            =========


NOTE 10 - BARTER TRANSACTIONS

In connection with a subscription agreements with a hotel chain, Players receives $3,000 per month in complimentary room and food services. During the years ended December 31, 2001 and 2000, Players utilized approximately $12,000 and $31,000 respectively, in room and food services. These transactions are reflected in the 2001 and 2000 financial statements.

In January 2000, Players exchanged production services for advertising services valued at $234,000. For the year ended December 31, 2000, Players recognized video production revenue of $234,000 and advertising expense of $180,000. $54,000 in unused advertising barter credits remains as of both December 31, 2001 and 2000.

Players received video equipment with a fair market value of approximately $15,000 in exchange for production services rendered during the year ended December 31, 2000. In connection with this transaction, Players recognized production revenue of approximately $15,000 and recorded an asset for the same value for the year ended December 31, 2000.


NOTE 11 - MAJOR CUSTOMERS

Sales to six and two customers were approximately 60% and 42% of total revenues for the years ended December 31, 2001 and 2000, respectively.


NOTE 12 - REPORTABLE SEGMENTS

Players has two reportable segments, development and marketing of a customized, interactive, full-service gaming television network for hotel-casinos ("PN") and website e-commerce ("website") business in connection with selling primarily gaming supplies and travel-related services over the Internet. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies, as presented in Note 1. All revenues generated in the segments are external. Players had only one reportable segment in 2000. The website e-commerce began operations in January 2000. For the year ended December 31, 2001, the total reportable segment information is as follows:

                                          PN           Website         Totals
                                       ----------     ----------     ----------
         Reportable segments
         Revenues                       $ 663,925      $  52,348      $ 716,273
         Depreciation/amortization        417,357         86,876        504,229
         Net loss                        (463,039)       (39,583)      (502,622)
         Assets                         1,427,931        104,415      1,532,346
         Capital expenditures             168,360          7,150        175,510

Products and services revenues types are detailed in the income statement.


NOTE 13 - SUBSEQUENT EVENTS

In January 2002, Players issued 150,000 shares of common stock to an officer in exchange for $24,000 in accrued salary payable.