Form 10QSB
period 2002-03-31
PLAYERS NETWORK
filed 2002-05-15
CIK 1037131

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

For the transition period from                           to
                               -------------------------    --------------------

Commission file number     0-29363
                      ----------------------------------------------------------

                               The Players Network
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                      880343702
--------------------------------------------------------------------------------
         (State or other jurisdiction of                 (IRS Employer
         incorporation or organization)                  Identification No.)

(Issuer's telephone number)         (702) 895-8884
                           -----------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,072,445 shares of common stock, par value $.001 per share as of March 31, 2002.

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

                                TABLE OF CONTENTS

                                                                            Page


PART I - FINANCIAL INFORMATION.................................................1

Item 1.  Financial Statements..................................................1

Item 2.  Management's Discussion and Analysis or Plan of Operation.............7

PART II - OTHER INFORMATION...................................................10

Item 1.  Legal Proceedings....................................................10

Item 2.  Changes in Securities and Use of Proceeds............................10

Item 3.  Defaults Upon Senior Securities......................................10

Item 4.  Submission of Matters to a Vote of Securities Holders................10

Item 5.  Other Information....................................................10

Item 6.  Exhibits and Reports on Form 8-K.....................................10

PART I - FINANCIAL INFORMATION









                               THE PLAYERS NETWORK


                         CONDENSED FINANCIAL STATEMENTS


                   Three Months Ended March 31, 2002 and 2001

                               THE PLAYERS NETWORK



                     INDEX TO CONDENSED FINANCIAL STATEMENTS




Condensed Balance Sheet as of March 31, 2002                                   3


Condensed Statement of Operations
   Three Months Ended March 31, 2002 and 2001                                  4


Condensed Statement of Cash Flows
   Three Months Ended March 31, 2002 and 2001                                  5


Notes to Condensed Financial Statements                                        6

                               THE PLAYERS NETWORK
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                              As of March 31, 2002


ASSETS

Current Assets
  Cash                                                              $       780
  Accounts receivable                                                    80,661
  Other current assets                                                   50,227
                                                                    -----------
         Total Current Assets                                           131,668

Equipment, less accumulated depreciation of $244,345                    356,145
Capitalized video production costs,
  less accumulated amortization of $999,402                             823,245
Capitalized website development costs,
  less accumulated amortization of $163,350                              82,101
Trademarks, less accumulated amortization of $1,828                       7,593
                                                                    -----------
         Total Assets                                               $ 1,400,752
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of installment notes payable                      $    46,678
  Demand note payable to stockholders                                   110,765
  Accounts payable                                                      187,887
  Accrued expenses                                                        6,473
  Accrued expenses due to stockholders                                   63,529
  Deferred revenue                                                       36,000
                                                                    -----------
         Total Current Liabilities                                      451,332

Deferred revenue                                                          5,917
Long-term debt, net of current portion                                   66,599
                                                                    -----------
         Total Liabilities                                              523,848
                                                                    -----------

Stockholders' Equity
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 10,072,445 shares issued and outstanding                  9,872
  Paid in capital                                                     6,817,556
  Retained earnings (Deficit)                                        (5,950,524)
                                                                    -----------
         Total Stockholders' Equity                                     876,904
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,400,752
                                                                    ===========



See accompanying notes to financial statements.

                               THE PLAYERS NETWORK
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    For the Three Months Ended
                                                             March 31
                                                   -----------------------------
                                                         2002               2001
                                                   ----------       ------------
Revenues
  Network                                         $    90,826       $    36,010
  Advertising                                          10,985            15,921
  Production and other                                 67,448            44,078
                                                  -----------       -----------
         Total Revenues                               169,259            96,009
                                                  -----------       -----------

Video production costs                                 11,000
Selling expenses                                       57,160            12,175
General and administrative                            124,913           185,549
Depreciation and amortization                         131,644           119,976
Interest                                                8,576             8,490
                                                  -----------       -----------

         NET LOSS                                 $  (164,034)      $  (230,181)
                                                  ===========       ===========


Basic and diluted loss per common share           $      (.02)      $      (.02)
Weighted average shares outstanding                 9,811,645         9,356,445






See accompanying notes to financial statements.

                               THE PLAYERS NETWORK
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)




                                                     For the Three Months Ended
                                                              March 31
                                                     ---------------------------
                                                           2002            2001
                                                       ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(164,034)      $(230,181)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Stock issued for services                            45,601           5,837
    Depreciation and amortization                       131,644         119,976
    Net change in barter credits receivable              50,323         (17,990)
  Change in cash from:
    Accounts receivable                                 (70,936)         14,000
    Other current assets                                  3,221         (12,775)
    Accounts payable                                     45,860            (315)
    Accrued expenses                                    (25,664)         19,002
    Deferred revenue                                    (12,485)
                                                      ---------       ---------
         NET CASH FROM OPERATING ACTIVITIES               3,530        (102,446)
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                 (11,183)        (34,775)


CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                 100,000
  Advances by (repayments to) stockholder                20,000
  Principal payments on installment loans               (40,782)        (10,307)
                                                      ---------       ---------
         NET CASH FROM FINANCING ACTIVITIES             (20,782)         89,693
                                                      ---------       ---------

NET CHANGE IN CASH                                      (28,435)        (47,528)

CASH ON HAND - beginning of year                         29,215          71,885
                                                      ---------       ---------

                     - end of period                  $     780       $  24,357
                                                      =========       =========



See accompanying notes to financial statements.

                               THE PLAYERS NETWORK
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Players Network have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the 2001 audited financial statements, as reported in the 10-KSB, have been omitted.


NOTE 2 - NEW PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Changes in the estimated useful lives of intangible assets are not expected to result in a material effect on net income in 2002. As of March 31, 2002, Players had intangibles of $912,450. Pursuant to FAS 142, Players will test its intangibles for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. Management believes that no impairment is indicated for the period ended March 31, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION


Overview
--------

         The Company provides television programming and produces videos related to gaming instruction and information for hotel casinos on a private cable channel known as "PLAYERS NETWORK." The Company also has a working sound stage in Las Vegas that it uses for video production and also rents to various production companies.

         The Company adopted revenue recognition policies to comply fully with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Network revenue consists of initial, subscription and renewal revenues. Network revenue includes nonrefundable fees paid in advance, which is recognized on a straight-line basis over the contractual term. Deferred initial and subscription fees were $42,000 for the three months ended March 31, 2002, of which $36,000 was current. There was no deferred revenue for the three months ended March 31, 2001. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rentals and other production-related revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.

         Since June 1999, the Company has pursued an Internet and broadband strategy. The web site "PLAYERSNETWORK.COM" provides consumers with gaming "How to Play" information in print form and video from the Company's existing library of instructional gaming videos. The web site also provides information on almost every casino/gaming site worldwide. In addition, the site provides financial reports on casino and gaming company stocks. The website is syndicated as part of the BT openworld network.

         The Company is establishing itself as digital web broadcaster of gaming related content.

         The Company had accumulated operating deficits of $5,950,524 and $5,514,049 as of March 31, 2002 and 2001, respectively. However, the Company had stockholders' equity of $876,904 and $1,244,450 as of March 31, 2002 and 2001, respectively.

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

Liquidity and Capital Resources
-------------------------------

         The Company's principal source of operating capital has been provided by private sales of the Company's common stock, stockholder loan and equipment financing arrangements, as well as revenues from the operations. At March 31, 2002, the Company had working capital deficiency of approximately $320,000. However, $36,000 are deferred revenues from its in-room television network, $110,000 are convertible shareholder notes and $64,000 is unpaid compensation to officers and directors.

         In earlier periods, the Company had issued a combination of cash and common stock and/or stock options in lieu of cash to vendors, outside consultants for services, asset acquisitions and payment of debts. The Board of Directors has asked the Company to reduce its reliance on the issuance of securities for this purpose. The Company issued $45,600 in stock and options for this purpose for the three months ended March 31, 2002 compared to $5,800 in the three months ended March 31, 2001.

         As part of the Company's media business, the Company expects to continue to enter into some barter arrangements. As a result of these transactions, the Company recognized approximately $12,500 and $16,000 in barter revenue, $3,500 and $10,000 in advertising expenses, and $3,000 and $1,500 in travel expenses for the three months ended March 31, 2002 and 2001, respectively.

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

         The Company anticipates capital expenditures of less than $250,000 for its operation of PLAYERSNETWORK.COM, web broadcasting activities and video production during the next twelve months. The Company believes that the current cash flows generated from its revenues may not be sufficient to fund its anticipated operations. The Company will require additional funding to finance its operations through private sales and public debt or equity offerings. However, there is no assurance that such financing can be obtained by the Company.

         At March 31, 2001, the Company had five full-time employees.




Recent Events
-------------

         In May 2002, the Company signed an agreement with a casino hotel chain to supply the Company's in-room cable channel for its hotel. In addition, the agreement calls for syndicating the Company's video for its corporate web site, creating customized production and content for its in-room cable channel. The contract value over the 24 month life is approximately $130,000.

         In 2001, the Company signed an agreement with British Telecommunications PLC ("BT"), located in the United Kingdom ("UK"), to produce a UK version of PLAYERSNETWORK.COM, offering BT "openworld" subscribers high-speed, broadband access to the Company's gaming-related content. BT "open world" and BT "Internet" combined currently serve over 1.2 million subscribers in the UK. That site became operational in August 2001. No revenues have been recognized from this activity to date.

         With existing business and new agreements in hand, the Company should exceed the revenue of the prior year.



Results of Operations - Three Months Ended March 31, 2002 and 2001
------------------------------------------------------------------

         Revenues increased 76% from $96,000 for the three months ended March 31, 2001 to $169,000 for the three months ended March 31, 2002. For the three months ended March 31, 2002, the Company had $91,000 in Network Revenue, $11,000 in Advertising Revenue and $67,000 in Production and Other Revenue, compared to $36,000 in Network Revenue, $16,000 in Advertising Revenue and $44,000 in
Production and Other Revenue for the three months ended March 31, 2001. Revenues, from bartering advertising spots in exchange for magazine travel expenses, decreased from approximately $16,000 during the three months ended March 31, 2001 to $12,500 during the three months ended March 31, 2002.

         Selling and administrative expenses decreased 9% from $198,000 for the three months ended March 31, 2001 to $181,000 for the three months ended March 31, 2002. The decrease in selling, general and administrative expenses, was due to decreases in payroll expenses from $97,500 to $49,500, while advertising expense increased from $13,750 to $56,500 due to the write off of $54,000 in barter advertising credits. Certain expenses, primarily consulting, were paid with common stock of $0 and $11,250 for the three months ended March 31, 2001 and March 31, 2002, respectively.

         Stock-based compensation charged to operations was $0 for the three months ended March 31, 2002 compared to $5,800 for the three months ended March 31, 2001. Stock-based compensation consists of warrants and options issued to outside service providers in lieu of cash.

         Depreciation and amortization increased 10% from $120,000 for the three months ended March 31, 2001 to $132,000 for the three months ended March 31, 2002.

         Interest expense increased 1%, from $8,500 for the three months ended March 31, 2001 to $8,600 for the three months ended March 31, 2002.

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


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         On January 18, 2002, the Company sold 304,000 shares of its common stock, par value $0.001 per share ("Common Stock") to fourteen directors, employees and consultants of the Company in exchange for services rendered to the Company valued at $45,600 in the aggregate. The Company issued the shares of Common Stock without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of that Act and without the use of underwriters.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K

(A)      EXHIBITS

Exhibit Number
Page No.                  Title of Exhibit
--------                  ----------------

(3)(i)                    Articles of Incorporation of The Players Network (1)

(3)(ii)                   Bylaws of The Players Network (1)

(10)(i) Sublease Agreement between The Players Network and Colella Productions, Inc. (1)

(10)(ii)                  Agreement (1)

(10)(iii)                 Master Services Agreement (2)

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-29363.

(2) Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, File No. 0-29363.



(B)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 31, 2002, announcing that the Company dismissed its principal accountant, Friedman, Alpren & Green, in a letter dated January 17, 2002. The Corporation's new principal accountant, Malone & Bailey, Inc. (located at 5444 Westheimer Road, Suite 2080, Houston, Texas, 77056) was retained effective January 16, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 15, 2002

                                    The Players Network


                                    By:     /s/ Mark Bradley
                                          ------------------------
                                          Mark Bradley
                                          Its: Chief Executive Officer