Form 10QSB
period 2002-06-30
PLAYERS NETWORK
filed 2002-08-19
CIK 1037131

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended     June 30, 2002
                                                  ------------------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

For the transition period from                       to
                               ---------------------    ------------------------
Commission file number     0-29363
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
                                                    Yes    X          No
                                                        ---------      ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                    Yes                No
                                                        ------------      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,165,527 shares of common stock, par value $.001 per share as of July 31, 2002.

         Transitional Small Business Disclosure Format (check one):
                                                             Yes [   ]  No [ X ]

                                TABLE OF CONTENTS

                                                                            PAGE







PART I - FINANCIAL INFORMATION................................................1

Item 1.  Financial Statements.................................................1

Item 2.  Management's Discussion and Analysis or Plan of Operation............8

PART II - OTHER INFORMATION..................................................11

Item 1.  Legal Proceedings...................................................11

Item 2.  Changes in Securities and Use of Proceeds...........................11

Item 3.  Defaults Upon Senior Securities.....................................12

Item 4.  Submission of Matters to a Vote of Securities Holders...............12

Item 5.  Other Information...................................................12

Item 6.  Exhibits and Reports on Form 8-K....................................12

PART I - FINANCIAL INFORMATION














                               THE PLAYERS NETWORK


                         CONDENSED FINANCIAL STATEMENTS


                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                               THE PLAYERS NETWORK



                     INDEX TO CONDENSED FINANCIAL STATEMENTS




Condensed Balance Sheet as of June 30, 2002                                3


Condensed Statement of Operations
   Six Months and Three Months Ended June 30, 2002 and 2001                4


Condensed Statement of Cash Flows
   Six Months and Three Months Ended June 30, 2002 and 2001                5


Notes to Condensed Financial Statements                                   6-7

                               THE PLAYERS NETWORK
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2002
ASSETS
      Current assets
          Cash                                                    $   5,526
          Accounts receivable                                        26,643
          Prepaid expenses                                           12,526
          Prepaid barter credits                                     23,500
                                                             ---------------
              Total current assets                                   68,195

      Property and equipment - net                                  338,052

      Capitalized video production costs - net                      783,543

      Capitalized web site development costs - net                   59,787

      Intangible and other assets                                     7,595
                                                             ---------------
          Total assets                                          $ 1,257,172
                                                             ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
          Accounts payable                                        $ 160,663
          Accrued expenses                                            5,738
          Accrued expenses due stockholders                          11,905
          Shareholder Notes                                           1,363
          Current portion of long-term liabilities                   40,778
          Deferred Revenue                                           32,916
                                                             ---------------
               Total current liabilities                            253,363
      Long-term liabilities, less current portion                    61,916
                                                             ---------------
              Total liabilities                                     315,279
                                                             ---------------

Stockholders' Equity
          Common stock, $.001 par value;
              25,000,000 shares authorized,
              12,165,527 shares issued and
              outstanding                                            12,165
          Additional paid-in capital                              7,090,433
          Accumulated deficit                                   (6,160,705)
                                                             ---------------
              Stockholders' equity                                  941,893
                                                             ---------------
          Total liabilities and stockholders' equity            $ 1,257,172
                                                             ===============


                               THE PLAYERS NETWORK
                        CONDENSED STATEMENT OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                For the six months ended                 For the three months ended
                                                ------------------------                 --------------------------
                                               2002                2001                 2002               2001
                                          ----------------    ----------------     ----------------    ----------------
     Revenues
        Network                              $   $251,765        $    112,060            $  94,803             $76,050
        Advertising                                                                                             13,565
                                                    5,985              29,485                    -
        Production and other                       17,757             146,755               12,561             102,677
                                          ----------------    ----------------     ----------------    ----------------
          Total revenues                          275,507             288,300              107,364             192,292
                                          ----------------    ----------------     ----------------    ----------------

     Operating expenses
        Cost of production                         20,839                   0               10,789                   0
        Selling, general and                      383,361             434,670              201,162             236,948
        administrative
        Depreciation and amortization             211,210             245,927              101,880             125,950
                                          ----------------    ----------------     ----------------    ----------------
           Total operating expenses               615,410             680,597              313,831             362,898
                                          ----------------    ----------------     ----------------    ----------------

     Other expenses
        Interest expense                           16,089              16,229                7,515               7,738
        Other expense                              18,290                                   18,290
                                          ----------------    ----------------     ----------------    ----------------

     Net Income (Loss)                       $   (374,282)          $(408,526)           $(232,272)          $(178,344)
                                          ================    ================     ================    ================

     Basic and Diluted earnings (loss)       $     (0.034)           $ (0.044)            $ (0.019)         $   (0.019)
     per share

     Weighted average shares outstanding       11,165,439           9,362,320           12,048,165           9,439,643

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.



                               THE PLAYERS NETWORK
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                   For the six months ended     For the three months ended
                                                   ------------------------     --------------------------
                                                     2002           2001           2002          2001

Cash flows from operating activities              $ (33,955)     $ (67,119)     $  52,352      $  20,671

Cash flows from investing activities                (10,642)       (91,656)       (21,773)       (47,479)

Cash flows from financing activities                 20,908         92,488         (6,173)         8,634
                                                  ---------      ---------      ---------      ---------

Net increase (decrease) in cash                     (23,689)       (66,287)        24,406        (18,174)

Cash at beginning of period                          29,215         71,885        (18,880)        22,961
                                                  ---------      ---------      ---------      ---------

Cash at end of period                             $   5,526      $   5,598      $   5,526      $   4,787
                                                  =========      =========      =========      =========

Supplemental cash flow information
                       Interest paid              $   9,844      $  14,155      $   4,773      $   7,588

Non-cash investing and financing activities

          Common stock issued in exchange for
             notes payable, stockholder           $ 159,412      $    --        $ 159,412      $    --

          Common stock issued in exchange for
             compensation owed stockholders       $  69,458      $    --        $  69,458      $    --

          Common stock issued in exchange for
             services                             $  91,900      $   3,360      $  46,300      $   3,360


                                 PLAYERS NETWORK

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Players Network have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Players' Registration Statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the 2001 audited financial statements, as reported in the 10-KSB, have been omitted.


NOTE 2 - COMMON STOCK ISSUANCES

On May 10, 2002, the Company exchanged $159,412 of Shareholders Notes for 1,328,331 shares of the Company's Common Stock. On May 10, 2002, the Company exchanged $69,458 of unpaid compensation for 578,816 shares of the Company's Common Stock. During the quarter ended June 30, 2002, the Company issued 385,833 shares of its Common Stock in exchange for services.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION



Overview
--------

         We provide television programming and produce videos related to gaming instruction and information for hotel casinos on a private cable channel known as "PLAYERS NETWORK." We also have a working sound stage in Las Vegas which we use for video production and we also rent it to various production companies.

         We adopted revenue recognition policies to comply fully with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Network revenue consists of initial, subscription and renewal revenues. Network revenue includes nonrefundable fees paid in advance, which is recognized on a straight-line basis over the contractual term. Deferred initial and subscription fees were $33,000 for the six months ended June 30, 2002, all of which was current. There was no deferred revenue for the six months ended June 30, 2001. We recognize advertising revenue when advertisements are aired. Production and other revenues consist of video production, stage rentals and other production-related revenues. We recognize video production revenue when video production is completed and accepted by the customer. We recognize stage rental and other production revenue when the stage rental period has expired.

         Since June 1999, we have pursued an Internet and broadband strategy. Our website "PLAYERSNETWORK.COM" provides consumers with gaming "How to Play" information in print form and video from our existing library of instructional gaming videos. The web site also provides information on almost every casino/gaming site worldwide. In addition, the site provides financial reports on casino and gaming company stocks. The website is syndicated as part of the BT openworld network.

         We are establishing ourself as a digital web broadcaster of gaming related content.

         We had accumulated operating deficits of $6,161,000 and $5,692,000 as of June 30, 2002 and 2001, respectively. However, we had stockholders' equity of $942,000 and $1,069,000 as of June 30, 2002 and 2001, respectively.

         We expect operating losses and negative operating cash flows to continue for at least the next twelve months. We anticipate losses to continue because we expect additional costs and expenses related to brand development; marketing and other promotional activities; hiring of management, sales and other personnel; the expansion of infrastructure and customer support services; strategic relationship development; and potential acquisitions of related complementary businesses.

Liquidity and Capital Resources
-------------------------------

         Our principal source of operating capital has been provided by private sales of the Company's common stock and stockholder loan, as well as revenues from operations. At June 30, 2001, we had working capital deficiency of approximately $185,000. However, $33,000 are deferred revenues from our in-room television network, $12,000 is owed to officers and directors.

         In earlier periods, we issued a combination of cash and common stock and/or stock options in lieu of cash to vendors, outside consultants for services, asset acquisitions and payment of debts. The Board of Directors has asked management to reduce our reliance on the issuance of securities for this purpose. We issued $91,000 in stock and options for this purpose for the six months ended June 30, 2002 compared to $9,000 in the six months ended June 30, 2001.

         As part of our media business, we expect to continue to enter into some barter arrangements. As a result of these transactions, we recognized approximately $21,000 and $26,000 in barter revenue, $57,500 and $13,500 in advertising expenses, and $26,000 and $2,500 in travel and meal expenses for the six months ended June 30, 2002 and 2001, respectively.

         Although we have experienced little revenue growth, this may not be indicative of future operating results and there can be no assurance that we will achieve or maintain profitability. Due to these factors, we believe that period-to-period comparisons of its results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

         We anticipate capital expenditures of less than $250,000 for operation of PLAYERSNETWORK.COM, web broadcasting activities and video production during the next twelve months. We believe that the current cash flows generated from our revenues may not be sufficient to fund our anticipated operations. We will require additional funding to finance our operations through private sales and public debt or equity offerings. However, there is no assurance that we can obtain such financing.

         At June 30, 2001, we had five full-time employees.

Recent Events
-------------

         On July 22, 2002 we entered into a binding letter agreement to be acquired, subject to due diligence, shareholders' approval and all required regulatory approvals. REB Gaming Inc. ("REB") negotiated the agreement with us on behalf of Northfield Inc. ("Northfield"), a Canadian corporation, which will acquire our outstanding shares in a share exchange transaction. The value of the transaction is approximately US $4.16 million, representing US $0.32 per share for all of the approximately 13,000,000 shares currently outstanding. The prospective price of the Northfield shares to be issued is tied to the market price for Northfield shares with a ceiling of Cdn. $1.50 (approx. US $1.00) per share. We expect to operate as a wholly-owned subsidiary of Northfield continuing our business plan to capitalize on gaming-centric content for television and the Internet. The letter agreement also provides for a loan to us of US $150,000. The loan is secured by a random 50% of our content library or other collateral acceptable to REB. However, if a transaction is not consummated by December 31, 2002, under certain circumstances the loan will convert into an earned fee for us. As of August 19, 2002, Northfield had not yet tendered the loan funds to us and we agreed in any event not to spend the loan funds until REB and Northfield were satisfied with their due diligence investigation that concludes by August 24, 2002.

         In May 2002, we signed an agreement with a casino hotel chain to supply our in-room cable channel for its hotel. In addition, the agreement calls for syndicating our video for the hotel chain's corporate web site, creating customized production and content for its in-room cable channel. The contract value over the 24-month life is approximately $130,000.



Results of Operations - Six Months Ended June 30, 2002 and 2001
---------------------------------------------------------------

         Revenues decreased 5% from $288,000 for the six months ended June 30, 2001 to $276,000 for the six months ended June 30, 2002. For the six months ended June 30, 2002, we had $252,000 in Network Revenue, $6,000 in Advertising Revenue and $18,000 in Production and Other Revenue, compared to $112,000 in Network Revenue, $29,000 in Advertising Revenue and $147,000 in Production and Other Revenue for the six months ended June 30, 2001. Revenues, from bartering advertising spots in exchange for magazine advertising and travel expenses, decreased from approximately $16,000 during the six months ended June 30, 2001 to $21,000 during the six months ended June 30, 2002.

         Selling and administrative expenses decreased 12% from $435,000 for the six months ended June 30, 2001 to $383,000 for the six months ended June 30, 2002. The decrease in selling, general and administrative expenses, was due to decreases in payroll expenses from $176,00 to $119,000, while advertising expense increased from $29,000 to $56,000 due to the write off of $54,000 in barter advertising credits. Certain expenses, primarily consulting, were paid with common stock of $0 and $51,000 for the six months ended June 30, 2001 and June 30, 2002, respectively.

         Stock-based compensation charged to operations was $0 for the six months ended June 30, 2002 compared to $5,800 for the six months ended June 30, 2001. Stock-based compensation consists of warrants and options issued to outside service providers in lieu of cash.

         Depreciation and amortization decreased 14% from $246,000 for the six months ended June 30, 2001 to $211,000 for the six months ended June 30, 2002.

         Interest expenses remained level, $16,200 for the six months ended June 30, 2001 to $16,100 for the six months ended June 30, 2002.


Inflation
---------

         In the opinion of management, inflation has not had a material effect on our operations.


Risk Factors and Cautionary Statements
--------------------------------------

         Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. We wish to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: our ability to meet cash and working capital needs, our ability successfully to market our product, and other risks detailed in our periodic report filings with the Securities and Exchange Commission.


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2002 the issuer sold shares of its Common Stock without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of that Act and without the use of underwriters. This action was effected pursuant to board authorization on May 10, 2002. Pursuant to that authorization the Company agreed to issue 1,328,331 shares of its Common Stock in exchange for shareholder loans valued at $159,412; 578,816 shares of its Common Stock in exchange for amounts due officers and directors valued at $64,458; and 385,883 shares of its Common Stock in exchange for services valued at $46,300.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit Number
Page No.                  Title of Exhibit
--------                  ----------------

 2                        Letter Agreement  with REB Gaming Inc. regarding share
                          exchange   acquisition  of   The  Players  Network  by
                          Northfield Inc., dated July 22, 2002 (1)

99.1 Certification pursuant to Section 18U.S.C.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------
(1) Per Regulation S-B, Item 601(b)(2), this Exhibit will be provided to the Commission upon request.






(b) REPORTS ON FORM 8-K

         A Current Report on Form 8-K, dated July 22, 2002, was filed with the Commission with respect to the binding letter agreement for a share exchange transaction with Northfield, Inc., a Canadian corporation, subject to due diligence, approval of the Company's shareholders and Canadian regulatory approval.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               THE PLAYERS NETWORK


                                              By:      /s/ Mark Bradley
                                                 -------------------------------
                                              Its:  Chief Executive Officer