Form 10QSB
period 2002-09-30
PLAYERS NETWORK
filed 2002-11-12
CIK 1037131

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

         For  the  quarterly  period  ended     September  30,  2002
                                            ----------------------------

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
                                                    Yes                No
                                                        ------------      ------

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,580,892 shares of common stock, par value $.001 per share as of November 1, 2002.

         Transitional  Small  Business  Disclosure  Format  (check  one):
                                                             Yes [   ]  No [ X ]

                                TABLE  OF  CONTENTS

                                                                            PAGE
PART  I  -  FINANCIAL  INFORMATION1

Item  1.  Financial  Statements                                                1

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation     8

PART  II  -  OTHER  INFORMATION                                               11

Item  1.  Legal  Proceedings                                                  11

Item  2.  Changes  in  Securities  and  Use  of  Proceeds                     11

Item  3.  Defaults  Upon  Senior  Securities                                  12

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders       12

Item  5.  Other  Information                                                  12

Item  6.  Exhibits  and  Reports  on  Form  8-K                               12

PART  I  -  FINANCIAL  INFORMATION


                              THE PLAYERS NETWORK

                    INDEX TO CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheet as of September 30, 2002                               3

Condensed  Statement  of  Operations
   Nine Months and Three Months Ended September 30, 2002 and 2001              4

Condensed  Statement  of  Cash  Flows
   Nine Months and Three Months Ended September 30, 2002 and 2001              5

Notes  to  Condensed  Financial Statements                                   6-7

                               THE PLAYERS NETWORK
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
ASSETS
  Current assets
    Cash                                        $        51,224
    Accounts receivable                                  33,500
    Other accounts receivable                            10,689
    Prepaid expenses                                      4,484
    Prepaid barter credits                               23,500
                                                ----------------
      Total current assets                              123,397

  Property and equipment - net                          340,804

  Capitalized video production costs - net              763,224

  Capitalized web site development costs - net           37,473

  Intangible and other assets                             7,595
                                                ----------------

    Total assets                                $     1,272,493
                                                ================


LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable                            $       132,537
    Accrued expenses                                      5,066
    Advance from Northfield                             150,000
    Shareholder notes                                     1,351
    Current portion of long-term liabilities             34,108
    Deferred revenue                                     23,917
                                                ----------------
         Total current liabilities                      346,979

  Long-term liabilities, less current portion            58,280
                                                ----------------

      Total liabilities                                 405,259
                                                ----------------

Stockholders' Equity

    Common stock, $.001 par value;
      25,000,000 shares authorized,
      12,580,892 shares issued and
      outstanding                                        12,581
    Additional paid-in capital                        7,139,873
    Accumulated deficit                              (6,285,220)
                                                ----------------
      Stockholders' equity                              867,234

    Total liabilities and stockholders' equity  $     1,272,493
                                                ================

The accompanying notes are an integral part of these financial statements.

                               THE PLAYERS NETWORK
                        CONDENSED STATEMENT OF CASH FLOWS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                              For the nine months ended      For the three months ended
                                              -------------------------      --------------------------
                                                  2002       2001                 2002       2001
                                               ----------  ---------            ---------  ---------
Cash flows from operating activities           $(110,775)  $(67,119)             $ (76,821)  $ 30,443

Cash flows from investing activities             (75,622)   (91,656)               (64,979)   (57,611)

Cash flows from financing activities             208,406     92,488                187,498     28,540
                                               ----------  ---------             ---------  ---------

Net increase (decrease) in cash                   22,009    (66,287)                45,698      1,372

Cash at beginning of period                       29,215     71,885                  5,526      5,598
                                               ----------  ---------             ---------  ---------

Cash at end of period                          $  51,224   $  5,598               $ 51,224   $  6,970
                                               ==========  =========             =========  =========

Supplemental cash flow information
            Interest paid                      $   9,268   $ 17,624               $  2,367     $6,768

Non-cash investing and financing activities

          Common stock issued in exchange for
           notes payable, stockholder          $ 159,424   $      -               $     12   $      -

          Common stock issued in exchange for
           compensation owed stockholders      $  69,458   $      -               $      -   $      -

          Common stock issued in exchange for
           services                            $  93,940   $ 29,166                  2,040   $ 19,969

   The accompanying notes are an integral part of these financial statements.

                               THE PLAYERS NETWORK
                             STATEMENT OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                               For the nine months ended   For the three months ended
                                               -------------------------   --------------------------
                                                    2002         2001          2002         2001
                                                ------------  -----------  ------------  -----------
  Revenues
    Network                                     $   331,754   $  197,570   $    78,428   $   85,510
    Advertising                                      16,265       35,471        10,280        5,985
    Production and other                            111,915      277,306        98,816      131,852
                                                ------------  -----------  ------------  -----------
      Total revenues                                459,934      510,347       187,524      223,347
                                                ------------  -----------  ------------  -----------

  Operating expenses
    Cost of production                               33,000            0        11,000            0
    Selling, general and administrative             570,319      615,407       180,780      180,737
    Depreciation and amortization                   316,070      374,004       104,860      128,077
                                                ------------  -----------  ------------  -----------
      Total operating expenses                      919,389      989,411       296,640      308,814
                                                ------------  -----------  ------------  -----------

  Other expenses
    Interest expense                                 21,149       22,998         5,060        6,769
    Other expense (income)                           18,193     (113,400)            0     (112,100)
                                                ------------  -----------  ------------  -----------

  Net Income (Loss)                             $  (498,797)  $ (388,662)  $  (114,176)  $   19,864
                                                ============  ===========  ============  ===========

  Basic and Diluted earnings (loss) per share   $    (0.045)  $   (0.041)  $    (0.009)  $    0.002

  Weighted average shares outstanding            11,208,475    9,389,709    12,580,892    9,439,776


   The accompanying notes are an integral part of these financial statements.

                                 PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

NOTE  2  -  ADVANCE  FROM  NORTHFIELD,  INC.

The Company received an advance of US $150,000 in two payments of US $75,000 in August 2002 and September 2002 per the agreement with REB Gaming Inc. ("REB") negotiated with the Company on behalf of Northfield Inc. ("Northfield"), a Canadian corporation.

The Company entered into a binding letter agreement to be acquired, subject to due diligence, now completed, shareholders' approval and all required regulatory approvals. Northfield is to acquire the outstanding shares of Players in a share exchange transaction. The value of the transaction is approximately US $4.16 million, representing US $0.32 per share for all of the approximately 13,000,000 shares currently outstanding. The prospective price of the Northfield shares to be issued is tied to the market price for Northfield shares with a ceiling of Cdn. $1.50 (approx. US $1.00) per share. The Company expects to operate as a wholly-owned subsidiary of Northfield continuing its business plan to capitalize on gaming-centric content for television and the Internet. However, if a transaction is not consummated by December 31, 2002, under certain circumstances the loan will convert into an earned fee by the Company.

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

PART  II  -  OTHER  INFORMATION

Item  2.  Management's  Discussion  and  Analysis

Overview
--------

     We provide television programming and produces videos related to gaming instruction and information for hotel casinos on a private cable channel known as "PLAYERS NETWORK." We also have a working sound stage in Las Vegas which we use for video production and for rental to various third-party production companies.

     Network revenue consists of initial, subscription and renewal revenues from casinos who broadcast our videos over their hotel closed-circuit networks. Network revenue includes nonrefundable fees paid in advance, which are recognized on a straight-line basis over the contractual term. Deferred initial subscription fees were $24,000 at September 30, 2002, compared to $49,500 at September 30, 2001. We recognize advertising revenue when advertisements are aired. Production and other revenues consist of video production, stage rentals and other production-related revenues. We recognize video production revenue when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized monthly during the stage rental period.

     Since September 1999, we have pursued an Internet and broadband strategy. The web site "PLAYERSNETWORK.COM" provides consumers with gaming "How to Play" information in print form and video from our existing library of instructional gaming videos. Our web site also provides information on almost every casino/gaming site worldwide. In addition, our site provides financial reports on casino and gaming company stocks. Our website is syndicated as part of the BT openworld network.

     We are establishing ourselves as a digital web broadcaster of gaming related content.

     We had accumulated operating deficits of $6,285,000 and $5,672,500 as of September 30, 2002 and 2001, respectively. However, we had stockholders' equity of $867,000 and $1,109,000 as of September 30, 2002 and 2001, respectively.

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

Liquidity  and  Capital  Resources
----------------------------------

     Our principal source of operating capital has been provided from private sales of our common stock and from stockholder loans, as well as revenues from the operations. At September 30, 2002, we had a working capital deficiency of approximately $224,000. However, $150,000 is an advance from Northfield, Inc., which is trying to acquire us. This loan is forgiven if Northfield does not complete its acquisition of us by December 31, 2002. $24,000 in additional liabilities is deferred revenues from our in-room television network.

     In earlier periods, we issued a combination of cash and common stock and/or stock options in lieu of cash to vendors, outside consultants for services, asset acquisitions and payment of debts. We issued $94,000 in stock and options for this purpose during the nine months ended September 30, 2002 compared to $29,000 in the nine months ended September 30, 2001.

     As part of our media business, we expect to continue to do barter arrangements. We recognized approximately $30,500 and $43,000 in bartered revenue, $57,500 and $22,500 in bartered advertising expenses, and $35,000 and $4,900 in bartered travel and meal expenses for the nine months ended September 30, 2002 and 2001, respectively.

     Although we have experienced a slight revenue drop from 2001, this may or may not be indicative of future operating results and there can be no assurance that we will achieve or maintain profitability. We believe that period-to-period comparisons of our results of operations may not be a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

     We anticipate capital expenditures of less than $250,000 for its operation of PLAYERSNETWORK.COM, web broadcasting activities and video production during the next twelve months. We believe that the current cash flows generated from our revenues may not be sufficient to fund our anticipated operations. We will require additional funding to finance our operations through private sales and public debt or equity offerings. However, there is no assurance that we can get such financing.

     At  September  30,  2002,  we  had  five  full-time  employees.

Recent  Events
--------------

     This summer, we entered into a binding letter agreement to be acquired by Northfield, Inc., a Canadian corporation, subject to due diligence, our shareholders' approval and all required regulatory approvals. Northfield proposes to acquire our outstanding shares in a share exchange transaction. The purchase price is approximately $4.16 million, representing $.32 per share for all of our approximately 12,600,000 shares currently outstanding. The purchase price will be paid by the issuance of Northfield shares. The exact number to be issued is tied to the market price for Northfield shares with a ceiling of Cdn. $1.50 (about US $1.00) per share. We expect to then operate as a wholly-owned subsidiary of Northfield, which will continue its business plan to capitalize on gaming-centric content for television and the Internet. The letter agreement also provided for an advance to us of $150,000, which we received this past summer. However, if a transaction is not consummated by December 31, 2002, under certain circumstances this advance will be forfeited by Northfield.

     In May 2002, we signed an agreement with a casino hotel chain to supply our in-room cable channel for its hotel. In addition, the agreement calls for syndicating our video for its corporate web site, creating customized production and content for its in-room cable channel. This contract will pay us $130,000 over its 24-month life.

Results  of  Operations  -  Nine  Months  Ended  September  30,  2002  and  2001
--------------------------------------------------------------------------------

     Revenue decreased 10% from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. For the nine months ended September 30, 2002, the Company had $332,000 in Network Revenue, $16,000 in Advertising Revenue and $112,000 in Production and Other Revenue, compared to $197,500 in Network Revenue, $35,000 in Advertising Revenue and $277,500 in Production and Other Revenue for the nine months ended September 30, 2001. Revenues, from bartering advertising spots in exchange for magazine advertising and travel expenses, decreased from approximately $43,000 during the nine months ended September 30, 2001 to $30,500 during the nine months ended September 30, 2002.

     Selling and administrative expenses decreased 7% from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. This decrease was due to decreases in payroll expenses from $258,00 to $187,000, while consulting expense increased from $21,500 to $61,800; and advertising expense increased from $32,000 to $56,000 due to the write off of $54,000 in barter advertising credits. Certain expenses, primarily consulting, were paid with common stock of $0 and $52,000 for the nine months ended September 30, 2001 and September 30, 2002, respectively.

     Stock-based compensation charged to operations was $0 for the nine months ended September 30, 2002 compared to $26,000 for the nine months ended September 30, 2001. Stock-based compensation consists of warrants and options issued to outside service providers in lieu of cash.

     Depreciation and amortization decreased 16% from the nine months ended September 30, 2001 to the nine months ended September 30, 2002.

     Interest expenses decreased 8% from the nine months ended September 30, 2001 to the nine months ended September 30, 2002, due to the conversion of $159,500 of shareholder notes into common stock in May 2002.

Risk  Factors  and  Cautionary  Statements
------------------------------------------

     Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: our ability to meet its cash and working capital needs, our the ability to successfully market its product, and other risks detailed in our periodic report filings with the Securities and Exchange Commission.

PART II- OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

          None.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the quarter ended September 30, 2002 the issuer sold shares of its Common Stock without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of that Act and without the use of underwriters. The Company agreed to issue 1,328,331 shares of its Common Stock in exchange for shareholder loans valued at $159,412; 578,916 shares of its Common Stock in exchange for amounts due officers and directors valued at $64,458; and 385,000 shares of its Common Stock in exchange for services valued at $46,300.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

          None.

ITEM  5.  OTHER  INFORMATION

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)       EXHIBITS


Exhibit  Number
Page  No.                 Title  of  Exhibit
--------                  ------------------

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


                                               THE  PLAYERS  NETWORK


                                              By:      /s/  Mark  Bradley
                                                 -------------------------------
                                              Its:  Chief  Executive  Officer

                                  CERTIFICATION

I,  Mark  Bradley,  certify  that:
1. I have reviewed this quarterly report on Form 10-QSB Amendment No. 1 of THE PLAYERS NETWORK;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002


/s/
Mark  Bradley
Chief  Executive  Officer

                                  CERTIFICATION

I,  Mark  Bradley,  certify  that:
1. I have reviewed this quarterly report on Form 10-QSB Amendment No. 1 of THE PLAYERS NETWORK;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002


/s/
Mark  Bradley
Acting  Chief  Financial  Officer

                                                                  Exhibit  99.1


           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of The Players Network (the "Company") on Form 10-QSB for the period ending September 30, 2002, with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer of the Company hereby certifies, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 that based on his knowledge: 1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                  /s/Mark  Bradley
--------------------------------------------------
Mark  Bradley,  Chief  Executive  Officer

                  /s/Mark  Bradley
--------------------------------------------------
Mark  Bradley,  Acting  Chief  Financial  Officer

November  12,  2002