Form 10KSB
period 2002-12-31
PLAYERS NETWORK
filed 2003-04-11
CIK 1037131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

(Mark One)

    [X]      ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED      December 31, 2002
                                        -----------------------

                                                    OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________


Commission file number    000-29363
                        -------------


                               The Players Network
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Nevada                                  88-0343702
--------------------------------------------      -----------------------------
(STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)


  4620 Polaris Avenue, Las Vegas, Nevada          89103
--------------------------------------------      --------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE                   (ZIP CODE)
          OFFICES)

Registrant's telephone number, including area code:       (702) 895-8884
                                                     -------------------------

Securities to be registered pursuant to Section 12(b) of the Act:

     Title of each class                              Name of each exchange
     to be registered                                 on which registered

       None                                                    None
------------------------------                       -------------------------

Securities to be registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.001 Per Share
------------------------------------------------------------------------------
                                (Title of class)

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

         Issuer's Revenue for its most recent fiscal year:  $589,485

         The aggregate market value of voting stock held by non-affiliates of the registrant was $ 1,401,767 (7,008,836 shares at $0.20 per share) as of March 1, 2003. The number of shares of Common Stock outstanding as of that date was 13,787,498.


         Transitional Small Business Disclosure Format:  [  ] Yes  [X]No




                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----

                                     PART I


Item 1.  Description of Business.................................................................................1

Item 2.  Description of Property.................................................................................3

Item 3.  Legal Proceedings.......................................................................................3


                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................3

Item 5.  Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters...........3

Item 6.  Management's Discussion and Analysis....................................................................5

Item 7.  Financial Statements....................................................................................9

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................10


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.......................................................................................10

Item 10. Executive Compensation.................................................................................12

Item 11. Security Ownership of Certain Beneficial Owners and Management.........................................13

Item 12. Certain Relationships and Related Transactions.........................................................16

Item 13. Exhibits and Reports on Form 8-K......................................................................16

Item 14. Controls and Procedures................................................................................16



SIGNATURES

            NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

        This Annual Report contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this Annual Report. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

The Players Network (herein referred to a PNTV) was incorporated under the laws of the State of Nevada, on March 16, 1993. PNTV owns and operates a digital
24-hour gaming and entertainment network called "PLAYERS NETWORK" which specializes in producing television programming to serve the gaming industry. PNTV broadcasts its programming directly into the guestrooms of casino hotels through a customized private cable channel. The Company's format is designed to educate new players and promote casino games and activities. The Company's programming includes shows on basic gaming instruction, news, sports and racing, entertainment and tournaments.

PNTV had operated solely as a television and video production company and programming distributor, however in 1999, PNTV expanded its programming to the Internet. In 2001, PNTV expanded its programming to broadband distribution and in 2003 into satellite cable.

Products and Services
---------------------

PNTV has produced a series of gaming instructional videos, including videos entitled "Game Watch" for a number of slot machine manufacturers. These companies distribute these videos to their casino customers to educate them on the latest slot machines and technology.

Through PlayersNetwork.com, PNTV operates a full service gaming information and interactive web site. PlayersNetwork.com offers its instructional videos with streaming video.

PNTV also operates a video production sound stage in Las Vegas, Nevada and provides live webcasting of Las Vegas based conventions and events for a fee.

Distribution and Marketing
--------------------------

PNTV markets its closed-circuit Players Network television programs to hotel casinos nationwide. The Company's web site targets the millions of people who visit casinos worldwide. PlayersNetwork.com currently attracts individuals seeking gaming instruction, gaming merchandise, travel packages and city directories.

Competition
-----------

PNTV is not aware of any other companies that currently offer specialized services similar to the ones it provides within hotels and casinos. PNTV believes that the hotels and casinos that currently provide guests with instructional video gaming and entertainment services either produce such products in-house or engage the services of video producers who do not specialize in producing videos for the gaming industry. Unlike these other video producers, PNTV has built a significant gaming video library, developed and acquired market research studies to validate audience demand, owns digital broadcast equipment and software and has aligned itself with a reserve of writers, producers and directors who understand the casino industry.

Principal Suppliers
-------------------

PNTV is not reliant on any one supplier for products or services.

Trademarks
----------

The slogans "Everybody wants to be a player" and "The only game in town" are registered trademarks of PNTV with the United States Patent and Trademark Office. PNTV has received the trademark for "Players Network" and for the service mark "Players Network."

Need for Governmental Approval
------------------------------

PNTV does not believe that any governmental approvals are required to sell its products or services.

Cost of Research and Development
--------------------------------

In the last two years PNTV has expended less than $20,000 in research and development activities related to developing the new services and internet site, including the purchase of certain computer hardware and software.

Employees
---------

PNTV currently has five full time employees and one part time contractor. Management will hire additional employees on an as needed basis. PNTV is not a party to any collective bargaining agreement or labor union contract, nor has it been subjected to any strikes or employment disruptions in its history.

ITEM 2.           DESCRIPTION OF PROPERTY

The principal executive office of PNTV is located at 4620 Polaris Avenue, Las Vegas, Nevada, 89103 and also rents warehouse space in the adjacent building. PNTV leases approximately 8,500 square feet of combined office space, soundstage, technical and administrative operations, and warehouse space at these premises pursuant to a three year lease with a provision for a three year extension. The monthly rent is $6,085

These properties are in good condition, well maintained and adequate for the Company's current and immediately foreseeable operating needs. PNTV does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3.           LEGAL PROCEEDINGS

PNTV is not a party to any litigation that is described in Item 103 of Regulation S-B.


PART II

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Market Price and Dividends
--------------------------

The Company's Common Stock is currently traded on the over the counter bulletin board market (OB) under the symbol PNTV. The following table sets forth the high and low sales prices for each quarter within the last two fiscal years.

Fiscal Year Ended December 31, 2001
-----------------------------------

Quarter Ended                         High Sales Price                    Low Sales Price
-------------                         ----------------                    ---------------

March 31, 2001                        $ .81                               $  .13
June 30, 2001                           .40                                  .20
September 30, 2001                      .36                                  .19
December 31, 2001                       .21                                  .16


Fiscal Year Ended December 31, 2002
-----------------------------------

Quarter Ended                         High Sales Price                    Low Sales Price
-------------                         ----------------                    ---------------

March 31, 2002                        $   .20                             $  .12
June 30, 2002                             .15                                .12
September 30, 2002                        .27                                .15
December 31, 2002                         .20                                .10

As of December 31, 2002, there were approximately 1,000 holders of record of the Company's Common Stock. PNTV has not declared or paid any cash dividends on its Common Stock during the past two fiscal years. The Company's board of directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's board of directors.

Recent Sales of Unregistered Securities
---------------------------------------

During December 2002, the Company privately sold to an accredited investor 303,303 restricted shares of the Company's common stock for an aggregate purchase price of $100,000. The sale of these shares is claimed to be exempt pursuant to Section 4(2) of the Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Overview
--------

We produce television programming and videos related to gaming instruction and information for hotel casinos on a private cable channel known as "PLAYERS NETWORK." We also are a 24-hour digital web broadcaster featuring live and previously recorded content. We are actively syndicating our network programming to Satellite broadcasters and Broadband providers.

We had an accumulated operating deficit of $6,440,935 and stockholders' equity of $871,519.

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


Liquidity and Capital Resources
-------------------------------

Our principal source of operating capital has been provided by private sales of our common stock and stockholder loans, as well as revenues from the operations. At December 31, 2002, we had working capital deficiency of $90,000. However, $33,000 is deferred revenue, and $30,000 are amounts owed officers, directors, and shareholders. In 2002, we also received a $150,000 good faith deposit from a potential acquirer. We used these funds in our operations.

In December 2002, we supplemented our working capital by receiving cash of $100,000 from the private sale of 303,303 shares of our common stock.

We have reduced the amount of common stock and/or stock options issued to vendors, outside consultants for services, asset acquisitions and payment of debts. We issued approximately $27,000 and $29,000 in stock and options for these purposes for the years ended December 31, 2002 and 2001, respectively.

We have several ongoing barter arrangements. As a result of these transactions, we recognized $43,500 and $56,000 in barter revenue, $2,000 and $48,000 in advertising expenses, and $28,000 and $12,000 in travel expenses in 2002 and 2001, respectively. In addition, we recorded an impairment of $54,000 of barter credits in 2002.

Although we have improved our working capital position, we did not have revenue growth this year, and there can be no assurance that we will achieve profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

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

At December 31, 2002, we had five full time employees and one part time consultant.


Recent Events:
--------------

In July 2002, we received a "Letter of Intent" offer to be acquired by Northfield Inc. a Canadian company. We accepted a deposit of $150,000 from Northfield at that time, to give them until December 31, 2002 to complete the transaction.

In December 2002, we terminated the agreement to be acquired by Northfield and recorded the $150,000 deposit as an earned fee.

Also in December 2002, we received a "Letter of Intent" from an investment group to purchase 13,636,363 of our company's common shares for $4.5 million, and an option to purchase an additional 10,000,000 shares at $.50. Accompanying the "Letter of Intent" was $100,000 for the purchase of 303,303 shares our common stock.

Results of Operations - 2002 and 2001
-------------------------------------

Revenues decreased 17% from $716,000 in 2001 to $596,000 in 2002. In 2002 we had $370,000 in network revenue, $102,000 in advertising and stage rental revenue and $124,000 in production and other revenue; compared to $284,000 in network revenue, $94,000 in advertising and stage rental revenue and $338,000 in production and other revenue in 2001. We believe the reduction in video production revenue is related to budget cuts made by our customers after the 9/11 tragedy.

Video production expense was $87,500 in 2002 compared to $47,000 in 2001. The increase is due to our amortizing hotel customer production over the life of the hotel network agreement, which usually run 24 to 36 months. We are now amortizing 2 such contracts. This policy recognizes that customized video for hotel customers are subject to a shorter "shelf life" than gaming instruction video.

General and administrative expenses increased 5% from $745,000 in 2001 to $782,000 in 2002. However, there were increases in some expenses and decreases in others. Most of the increased expenses consisted of non cash or unpaid items as noted. Increases in consulting from $22,000 to $132,000 (paid in common stock), CEO pay $120,000 to $150,000 (accrued and partially paid with common stock), and travel $25,000 to $46,000 (primarily barter from a network agreement), for 2001 and 2002, respectively. Decreases were in expenses paid in cash, such as legal and accounting expenses from $119,000 to $73,000, and employee payroll cost $195,000 to $107,000 for 2002 and 2001, respectively.

There was no Stock-based compensation charged to operations in 2002 compared to $25,800 in 2001. Stock-based compensation consists of common stock options issued to outside service providers in lieu of cash.

Depreciation and amortization decreased 16% from $504,000 in 2001 to $429,000 in 2002. This is due to our charging off production for our hotel customers over the life of the network agreement as video production expense and not amortizing this production. Our gaming instruction video has long "shelf life" and continue to be amortized over their estimated useful life.

Interest expense decreased 20% from $31,000 in 2001 to $25,000 in 2002 due to the shareholder loans converted into common stock in May 2002.

Impairment charges were $54,000 in 2002 compared to $13,000 in 2001. Impairment charges are for assets that management determines are worth less than the value recorded on our books. We determined that $54,000 of advertising barter credits were no longer of value.

We earned a fee of $150,000 when Northfield, Inc. was unable to complete it acquisition transaction by December 31, 2002. In 2002 we also had $15,000 in debt forgiveness compared to $165,000 in debt forgiveness in 2001. Debt forgiveness is connected with settlements with vendors, which helps us by reducing our debts and future payments.


Critical Accounting Policies
----------------------------

Video Library

Our Video Library consist of over 500 completed videos. The library consists of gaming instruction which were produced at our own expense, videos produced for gaming equipment manufacturers and videos produced for our network hotel customers. For gaming instruction and equipment video, we record the cost of production and amortize the cost over the estimated useful life (7 years). We amortize hotel customer production over the life of the hotel network agreement, which usually run 24 to 36 months. This policy recognizes that customized video for hotel customers are subject to a shorter "shelf life" than gaming instruction video. We review our library catalogue quarterly and determine which videos are no longer of value. At 12/31/02 we had a net carrying value for our Video of $639,000.

Revenue Recognition
-------------------

We adopted  revenue  recognition  policies to comply  fully with the guidance in
Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Network revenue consists of initial, subscription and renewal revenues. Network revenue includes nonrefundable fees paid in advance, which is recognized on a straight-line basis over the contractual term. We had $33,000 in deferred revenue December 31, 2002. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rentals and post production revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.

New Accounting Pronouncements
-----------------------------

None that affect us directly.

Inflation
---------

In our opinion, inflation has not had a material effect on our operations.


ITEM 7.           FINANCIAL STATEMENTS

The financial statements required by this item appear at the end of this form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company dismissed its principal accountant, Friedman, Alpren & Green, in a letter dated January 17, 2002. The Board of Directors of the Company approved the dismissal for cost reduction reasons.

The former principal accountant's reports for fiscal 2000 and fiscal 1999 did not contained any adverse opinion, disclaimer of opinion or modification as defined under Item 304(a)(1)(ii) of Regulation S-B. Further, there were no disagreements between the Company and the former principal accountant as defined in Item 304(a)(1)(iv) of Regulation S-B. The former principal accountant furnished the Company with a letter addressed to the U.S. Securities and Exchange Commission stating that it agrees with the foregoing statements.

The Company's new principal accountant, Malone & Bailey, Inc. (located at 5444 Westheimer Road, Suite 2080, Houston, Texas, 77056) was retained effective January 16, 2002.


PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers, Promoters and Control Persons

The Company's directors and executive officers, and their ages as of December 31, 2002 are as follows:

Name                                  Age                          Position
----                                  ---                          --------
Mark Bradley                          39                           Chief Executive Officer and Director
Peter Rona                            56                           Chairman and Director
Michael Berk                          53                           Director
Stephen Grogan                        55                           Director
Darius Irani                          70                           Director
Dr. Joost Van Adelsberg               78                           Director
Seth A. Horn                          48                           Chief Financial Officer

a.  Terms of Directors
    ------------------

Mark Bradley has served as a director of PNTV since its inception in 1993. Peter Rona has served as a director of PNTV for three years and Dr. Joost Van Adelsberg and Darius Irani have served as directors of PNTV for five years. Michael Berk and Steven Grogan were appointed to the board of directors in the year 2000. The directors of PNTV serve as such until the next annual meeting of the stockholders and until their successors are elected and qualified.

b. Business Experience of the Directors and Executive Officers
   -----------------------------------------------------------

Mark Bradley is the Company's founder and chief executive officer. Mr. Bradley was a staff producer/ director at United Artists where he produced original programming and television commercials. In 1985 he created the Real Estate Broadcast Network that was the first 24-hour real estate channel. In 1993 he founded Players Network. Mr. Bradley is a graduate of the Producers Program at the University of California Los Angeles.

Peter Rona is the Chairman of the Board of Directors for the Company. Mr. Rona was Chairman, President and Chief Executive Officer Networks North from 1985 to 2000. Networks North is a producer and programmer of interactive television and internet entertainment. Mr. Rona has been President of Anor Management Services, Ltd., a personal consulting and management company since 1973. He was also a director of NorBee Financial Services, Inc. Mr. Rona has a BA from Sir Williams University in Montreal and Quebec.Michael Berk is the creator and producer of the television show "Baywatch." Mr. Berk has over 25 years of television and motion picture development, writing and production experience.

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

c.  Family Relationships
    --------------------

There are no family relationships among directors, executive officers or persons nominated or chosen by PNTV to become directors or executive officers.

d.  Involvement in Certain Legal Proceedings
    ----------------------------------------

PNTV is not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, promoter or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations. Moreover, no bankruptcy petition has been filed by or against any business of which a director, director nominee, promoter or control person was a general partner or executive officer either at the time of such bankruptcy or within two years prior to that time.

e. Compliance with Section 16(a) of the Exchange Act
   -------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and person who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. During the preparation of this Annual Report, the Company learned that the reports required by Section 16(a) were filed only in connection with one of the Company's securities issuances to its officers and directors during fiscal 2002. The Company has engaged legal counsel to prepare and file Form 5's with respect to all of the issuances for which reports were not filed. Nevertheless, these Form 5's will be filed after the date they were due. In the future, the Company intends to assist its officers and directors in filing timely all reports required by Section 16(a). There can be no assurance the Company will be successful in causing all such reports to be so filed.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

         The following table sets forth the compensation paid by the Company to its Chief Executive Officer for services in all capacities to the Company (no other executive officer of the Company had total annual salary and bonus for the fiscal years ended June 30, 2002, 2001, or 2000 exceeding $100,000) (for purposes of this Item 10, the Chief Executive Officer of the Company is referred to herein as the "Named Executive Officer").

                                            Summary Compensation Table

                                                                       Long Term Compensation
                                                                       ----------------------
                           Annual Compensation                         Awards
                           -------------------                         ------
------------------ -------- -------------- ---------- --------------- ------------------ ------------------------
(a)                (b)      (c)            (d)        (e)             (f)                (g)
Name and           Year     Salary         Bonus      Other Annual    Restricted Stock   Securities Underlying
Principal                                             Compensation    Award(s)           Options/ SARs (#)
Position
------------------ -------- -------------- ---------- --------------- ------------------ ------------------------
Mark Bradley-      2002     $150,000       None       None            $840               1,260
CEO                (1)
------------------ -------- -------------- ---------- --------------- ------------------ ------------------------
                   2001     $89,054        None       None            $560               3,000
                   (2)
------------------ -------- -------------- ---------- --------------- ------------------ ------------------------
                   2000     $83,562        None       None            $5,650             1,009,000
                   (3)
------------------ -------- -------------- ---------- --------------- ------------------ ------------------------

         (1)      In fiscal  2002,  Mark  Bradley  received  cash  salary in the amount of $150,000; his other compensation included 4,000 shares of the Company's Common Stock valued at $.15 and 2,000 shares at $.12 per share; and 9,000 options at $.75. Share prices were based on the market closing price on the date of issuance. Option value is based on the Black Scholes calculation.
         (2)      In fiscal  2001,  Mark  Bradley  received  cash  salary in the amount of $89,054; his other compensation included 2,000 shares of the Company's Common Stock valued at $.28 per share; and 3,000 options at $.75. Share prices were based on the market closing price on the date of issuance. Option value is based on the Black Scholes calculation.
         (3) In fiscal 2000, Mark Bradley received cash salary in the amount of $83,562; his other compensation included 10,000 shares of the Company's Common Stock valued at $.25 to .875 per share; and 509,000 options at $.75 and 500,000 options at $1.10. Share prices were based on the market closing price on the date of issuance. Option value is based on the Black Scholes calculation.

Stock Option Grants
-------------------

         The table below set forth information pertaining to stock options granted to the Named Executive Officer during the fiscal year ended December 31, 2002. No SAR's of any kind were granted.


                      Option Grants in the Last Fiscal Year

(a)                        (b)              (c)                        (d)              (e)
                           Number of
                           Securities       Percentage of Total
                           Underlying       Options Granted
                           Options          to Employees               Exercise         Expiration
Name                       Granted          in Fiscal Year             Price            Date

Mark Bradley               9,000            100%                       $.75             (1)

(1) These option will expire with respect to 6,000 option shares on December 31, 2003 and with respect to 3,000 option shares on May 14, 2004.

Option Exercises/Value of Unexercised Options
---------------------------------------------

No stock options were exercised by the Named Executive Officer of the Company during the fiscal year ended December 31, 2002. As of December 31, 2002, Mark Bradley, the sole Named Executive Officer, had been granted options to acquire a total of 1,362,000 shares of the Company's common stock. As of December 31, 2002, all of these options were exercisable, but none of them were in-the-money. The Company has not granted any SAR's of any kind.

Compensation Agreement with Key Personnel
-----------------------------------------

The Company has entered into an employment agreement (the "Employment Agreement") with Mark Bradley, a Director and the Chief Executive Officer of the Company. The Employment Agreement has a term of five years and will expire in accordance with its terms at the end of December 2005. The Employment Agreement provides for Mr. Bradley to receive an annual base salary of $100,000 for the first year of the agreement, $125,000 for the second year, and $150,000 for the third, fourth and fifth years of the agreement, subject to annual cost of living increases. Provided that an established criterion is met, Mr. Bradley is also entitled to an Executive Producer Royalty of 10% of all royalties that the Company receives from products developed by the Company under Mr. Bradley's supervision and licensed to third parties. He is also entitled to participate in any and all employee benefit plans ever established for the employees of the Company. The Employment Agreement provides that, if Mr. Bradley's employment is terminated without cause, Mr. Bradley will be entitled to continue to receive his base salary then in effect for 36 months after such termination, as well as the continuation of certain other benefits for various periods of time. Upon Mr. Bradley's death, his designee is entitled to receive Mr. Bradley's base salary then in effect for 12 months after such death. The Employment Agreement confers upon Mr. Bradley a right of first refusal with respect to any proposed sale of all or a substantial portion of the Company's assets. The Employment Agreement does not contain a covenant not to compete preventing Mr. Bradley from competing with the Company after the termination of the Employment Agreement.

Standard Arrangements
---------------------

Directors of the Company do not receive cash compensation for their services as directors or members of committees of the Board of Directors, but are given 2,000 shares and 3,000 options of the Company's Common Stock for each meeting of the Board of the Directors that such director attends. Although the exercise price for the options granted can be determined annually, the Company has had the practice of setting the exercise price at $.75. The options are immediately exercisable and remain so for a two-year exercise period that commenced on the date the options were granted.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2002 information regarding the beneficial ownership of Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

Title of Class               Name and Address of           Amount and Nature of          Percent of
                             Beneficial Owner              Beneficial Ownership          Class(1)
--------------               --------------------          ---------------------         -----------
Common Stock                 Mark Bradley                  4,951,022(2)                  33.35%
                             4620 Polaris Avenue
                             Las Vegas, NV 89103

Common Stock                 Cede & Company                1,624,659                     12.05%
                             P.O. Box 222
                             Bowling Green Station
                             New York, NY 10274

Common Stock                 Peter Rona                    1,057,796(3)                  7.84%
                             14 Meteor Dr.
                             Etobicoke, ON
                             MOW 1A4
                             Canada

Common Stock                 Joost Van Adelsberg             987,924 (4)                 7.42%
                             1809 Via Visalia
                             Palos Verdes, CA 90274

Common Stock                 Richard Jaslow                   821,766                    6.09%
                             300 Fanunce Corner Road
                             North Dartmouth, MA
                             02747

Common Stock                 Action Gaming                   717,946                     5.32%
                             2116 Redbird Drive
                             Las Vegas, NV 89134

Common Stock                 Michael Berk                    759,333 (5)                  5.46%
                             4620 Polaris Avenue
                             Las Vegas, NV 89103

Common Stock                 Darius Irani                  578,587(6)                    4.29%
                             1809 Via Visalia
                             Palos Verdes, CA 90274

Common Stock                 Seth Horn                     226,000                       1.68%
                             4652 Charnock Dr.
                             Irvine, CA 92604

Common Stock                 Stephen Grogan                40,000(7)                     *
                             2620 S. Maryland
                             Las Vegas, NV 89109



 Common Stock                Directors and Executive
                             Officers as a Group           8,600,662(8)                  63.78%(9)

*        Less than one percent (1%)

(1) This table is based on 13,484,195 shares of Common Stock outstanding on December 31, 2002. If a person listed on this table has the right to obtain additional shares of Common Stock within 60 days from December 31, 2002, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(2) This figure includes: (a) 1,362,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options, 512,000 of which are exercisable at a price of $.75 per share; 500,000 of which are exercisable at a price of $1.10 per share; and 350,000 of which are exercisable at a price of $1.75 per share (b) 25,000 shares held by his infant daughter.
(3) This figure includes 12,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.
(4) This figure includes 12,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.
(5) This figure includes 412,000 shares of Common Stock issuable upon the exercise of currently exercisable at a price of $.75 per share.
(6) This figure includes 12,000 shares issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.
(7) This figure includes 12,000 shares issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.
(8) This figure is based on the current number of shares of Common Stock that each director and executive officer of PNTV owns plus the number of shares of Common Stock that each director and executive officer has the right to obtain within 60 days from December 31, 2002.
(9) This percentage was derived by dividing the number of shares determined by footnote 8 by the sum of the number of shares of Common Stock outstanding as of December 31, 2002 and the number of shares of Common Stock that each executive officer and director had the right to obtain within 60 days from December 31, 2002.


ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2002, the Company issued to Joost Van Adelsberg and Darius Irani (respectively) 416,666 and 249,999 shares of the Company's common stock in satisfaction of $50,000 and $30,000 (respectively) owed by the Company to them by virtue of previous loans separately made by them to the Company. Messrs. Van Adelsberg and Irani are both directors of the Company. The market price for the Company's common stock at the time that these shares were issued was $.12, and this price was used in computing the number of shares to be issued. The Company no longer owes any loaned amounts to either of Messrs. Van Adelsberg and Irani.

During  fiscal  2002,  the  Company  issued to Mark  Bradley  and  Michael  Berk
(respectively) 664,683 and 312,500 shares of the Company's common stock in satisfaction of $79,761 and $37,500 (respectively) owed by the Company to them by virtue of accrued salaries. Messrs. Bradley and Berk are both directors of the Company, and Mr. Bradley is the Chief Executive Officer of the Company. The market price for the Company's common stock at the time that these shares were issued was $.12, and this price was used in computing the number of shares to be issued. The Company still owed $28,500 in accrued salary to Mr.. Bradley as of October 31, 2002. The Company no longer owes any accrued salary to Mr. Berk.

During fiscal 2002, in consideration of services provided in connection with a couple of Company transactions, the Company paid to Peter Rona, the Chairman of the Company's Board of Directors, a cash fee in the amount of $20,000, and the Company issued to Mr. Rona 850,000 shares of the Company's common stock. These shares had a market value at that time of $90,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

         (i) Consolidated Financial Statements:

         Report of Independent Auditors................................................F-1
             Consolidated Balance Sheets as of December 31, 2002.......................F-2

          Consolidated Statements of Income for the years ended
             December 31, 2002 and 2001................................................F-3

          Consolidated Statements of Stockholders' Equity for the years ended
             December 31, 2002 and 2001................................................F-4

          Consolidated Statements of Cash Flows for the years ended
                              December 31, 2002 and 2001...............................F-5

                         Notes to Consolidated Financial Statements....................F-6

         (ii)   Financial Statement Schedules:

                Schedule II - Valuation and Qualifying Accounts

         (iii)  Exhibits

         The following exhibits are filed with this Annual Report or are incorporated herein by reference:

         Exhibit Number     Title of Exhibit

         3.1                Articles of Incorporation*
         3.2                Bylaws*
         10.1               Agreement with IGT, Inc.*
         10.2               Master Services Agreement with Station Casinos, Inc.**
         10.3               Employment Agreement with Mark Bradley
         10.4               Term Sheet with Action Gaming, Inc.
         10.5               Master Services Agreement with Trump Marina Hotel Casino
         10.6               Stock Purchase Agreement with KO Ventures, LLC
         10.7               Addendum to Agreement with Action Gaming, Inc.
         10.8               Performance Bonus and Warrants Agreement with Mark Bradley
         16                 Letter on change in certifying accountant***
         99.01              Certifications pursuant to 18 U.S.C. Section 1350,
                            as adopted pursuant to Section 906 of the Sarbanes-Oxley
                            Act of 2002.

         *        Incorporated  by  reference  to the  exhibits  filed  with the
                  Registration Statement on Form 10-SB, File No. 0-29363.
         **       Incorporated  by  reference  to the  exhibit to the  amendment filed January 23, 2002 to the Quarterly  Report on Form 10-QSB
                  for the quarter ended June 30, 2001, File No. 0-29363
         ***      Incorporated by reference to the exhibit filed with the Report on Form 8-K filed January 31, 2002, File No. 0-29363

(b)         Reports on Form 8-K

            No reports on Form 8-K were filed during the last quarter of the period covered by this report.


ITEM 14.        CONTROLS AND PROCEDURES.

Within 90 days prior to the filing of this Annual Report on Form 10-KSB, the chief executive officer and chief financial officer of the Company evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that the Company's controls and procedures are effective in timely alerting them to material information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of The Players Network
  Las Vegas, Nevada

We have audited the accompanying balance sheet of The Players Network (PNTV) as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flow for each of the two years then ended. These financial statements are the responsibility of PNTV's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations of The Players Network as of December 31, 2002, and for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


February 21, 2003,
  except for Note 11,
  for which the date
  is March 24, 2003

                               THE PLAYERS NETWORK
                                  BALANCE SHEET
                             As of December 31, 2002

                  ASSETS
Current Assets
  Cash                                                           $    79,810
  Accounts receivable, net of allowance
    for doubtful accounts of $1,500                                    6,575
  Prepaid barter credits                                              34,703
  Other current assets                                                 2,341
                                                                 -----------
         Total Current Assets                                        123,429
                                                                 -----------
Property and equipment,
  net of $299,527 accumulated depreciation                           322,332
Intangible assets
  Video film library,
    net of $1,175,438 accumulated amortization                       639,025
  Web site development costs,
    net of $252,605 accumulated amortization                          15,160
  Trademarks,
    net of $1,828 accumulated amortization                             7,304

Other                                                                  7,438
                                                                 -----------

         TOTAL ASSETS                                            $ 1,114,688
                                                                 ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                              $    53,541
  Accounts payable                                                    96,853
  Accrued expenses due to stockholders                                29,914
  Deferred revenue                                                    32,737
                                                                 -----------
         Total Current Liabilities                                   213,045
Long-term debt                                                        30,124
                                                                 -----------
         Total Liabilities                                           243,169
                                                                 -----------
Commitments

Stockholders' Equity
  Common stock, $.01 par value, 25,000,000 shares
    authorized, 13,484,195 issued and outstanding                     13,484
  Additional paid-in capital                                       7,298,970
  Retained deficit                                                (6,440,935)
                                                                 -----------
         Total Stockholders' Equity                                  871,519
                                                                 -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 1,114,688
                                                                 ===========

                 See summary of significant accounting policies
                       and notes to financial statements.

                               THE PLAYERS NETWORK
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2002 and 2001


                                                   2002            2001
                                              ------------    ------------
Revenues
  Network                                     $    370,629    $    284,012
  Video production                                 123,715         338,233
  Sound stage rentals and advertising              102,149          94,028
                                              ------------    ------------
         Total Revenues                            596,493         716,273
                                              ------------    ------------

Operating Expenses
  Video production costs                            87,588          47,082
  Selling                                            5,811          48,700
  General and administrative                       782,332         745,424
  Depreciation and amortization                    429,804         504,229
  Bad debts                                         31,026
  Interest                                          25,034          30,911
  Loss on asset impairment                          54,000          13,213
  Forfeited investor stock purchase deposit       (150,000)
  Debt forgiveness                                 (14,657)       (170,664)
                                              ------------    ------------
         Total expenses                          1,250,938       1,389,559
                                              ------------    ------------

Net Loss                                      $   (654,445)   $   (502,622)
                                              ============    ============


Basic and diluted loss per share              $       (.06)   $       (.06)
Weighted average shares outstanding             11,605,953       9,403,404


                 See summary of significant accounting policies
                       and notes to financial statements.

                               THE PLAYERS NETWORK
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                   Additional
                                      Common Stock                  Paid-in           Accumulated
                                         Shares       Amount        Capital             Deficit          Totals
                                      ----------     -------       ----------        -----------       ----------
Balances,
  December 31, 2000                    9,227,776     $ 9,228       $6,643,434        $(5,283,868)      $1,368,794

Stock issued for:
  - cash                                 200,000         200           99,800                             100,000
  - services                              12,000          12            3,348                               3,360

Stock options                                                          25,805                              25,805

Net loss                                                                                (502,622)        (502,622)
                                      ----------     -------       ----------        -----------       ----------
Balances,
  December 31, 2001                    9,439,776       9,440        6,772,387         (5,786,490)         995,337

Stock issued for:
  - cash                                 303,303         303           99,697                             100,000
  - debt conversion                    2,305,614       2,306          274,381                             276,687
  - services                           1,306,833       1,307          152,633                             153,940
  - shares adjustment                    128,669         128             (128)

Net loss                                                                                 (654,445)       (654,445)
                                      ----------     -------       ----------         -----------       ----------

                                      13,484,195     $13,484       $7,298,970         $(6,440,935)      $  871,519
                                      ==========     =======       ==========         ===========       ==========


                 See summary of significant accounting policies
                       and notes to financial statements.

                               THE PLAYERS NETWORK
                            STATEMENTS OF CASH FLOWS

                                                        2002         2001
                                                     ---------    ---------
Cash Flows Used by Operating Activities
  Net loss                                           $(654,445)   $(502,622)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                      429,804      504,229
    Forgiveness of debt                               (170,664)
    Stock and options issued for services              153,940       29,165
    Impairment of barter credits                        54,000
    Net change in unused barter credits                     53      (14,420)
    Loss on asset impairment                                         13,213
    Loss on asset disposal                                           12,984
  Net changes in:
    Accounts receivable                                    150       21,660
    Other current assets                                12,764       (1,422)
    Accounts payable                                   (45,174)      35,219
    Accrued expenses                                    (7,177)     (35,990)
    Accrued expenses due to stockholder                 57,347       88,478
    Deferred revenue                                   (21,665)      57,887
                                                     ---------    ---------
         Net Cash Provided by (Used in)
           Operating Activities                        (20,403)      37,717
                                                     ---------    ---------
Cash Flows Used in Investing Activities
  Purchase of property and equipment                   (21,370)      (3,024)
  Additions to video film library                                  (165,294)
  Web site development costs                                         (7,150)
  Additions to trademarks                                 (200)         (42)
  Additions to other assets                             (7,038)
                                                     ---------    ---------
         Net Cash Used in Investing Activities         (28,608)    (175,510)
                                                     ---------    ---------
Cash Flows Provided by Financing Activities
  Sales of common stock                                100,000      100,000
  Proceeds from shareholder notes                       70,000       42,721
  Payments on installment debt                         (70,394)     (47,598)
                                                     ---------    ---------
         Net Cash Provided by Financing Activities      99,606       95,123
                                                     ---------    ---------
Net increase (decrease) in cash                         50,595      (42,670)

Cash, beginning of year                                 29,215       71,885
                                                     ---------    ---------
Cash, end of year $                                     79,810    $  29,215
                                                     =========    =========

Supplemental cash flow information
  Interest paid                                      $  25,034    $  30,910
Non-cash investing and financing activities
  Property and equipment acquired by barter          $   3,000
  Notes payable exchanged for stock issued             276,687




                 See summary of significant accounting policies
                       and notes to financial statements.

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Players Network (trading symbol "PNTV") was organized in Nevada on March 16, 1993. PNTV films, develops and markets both generic and customized (casino or hotel specific) instructional and promotional videos and closed-circuit broadcasting of those videos and other digital content specifically to the gaming and hospitality industries.

Estimates:

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Revenue recognition:

Network revenue consists of monthly network broadcast subscription revenue which is recognized as the services are performed. Certain nonrefundable fees paid in advance are recognized on a straight-line basis over the contractual term. There was approximately $15,000 remaining in deferred revenue at December 31, 2002 related to one specific contract. Video production revenues are recognized as digital video film is completed and accepted by the customer. Stage rentals are recognized during the rental period. Advertising revenues are recognized when advertisements are aired.

Barter transactions:

PNTV recognizes revenue and expense for barter transactions where advertising is both rendered and received only where the fair value of the advertising or services provided is determinable based on PNTV's experience in receiving cash or other consideration readily convertible to cash.

PNTV records other barter transactions at the fair value of the non-monetary asset exchanged. During 2002, $54,000 in unused prepaid advertising credits recognized as revenue in 2000 was written off as unusable. During each of 2002 and 2001, $36,000 in Stations Casino Hotel expense allowances was recognized as revenues. At December 31, 2002, $34,703 in unused such allowances remained and are shown as the current asset "prepaid barter credits." All such amounts are expected to be used in 2003.

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

A summary is as follows:

         Video filming and broadcast
           equipment                                        10 years                    $519,404
         Computers and office equipment                     3 - 10 years                  74,185
         Leasehold improvements                             5 years                       28,269
                                                                                        --------
                                                                                         621,858
         Less:  accumulated amortization                                                (299,527)
                                                                                        --------
           Total                                                                        $322,331
                                                                                        ========

Depreciation expense charged to operations was $73,790 and $61,774 for 2002 and 2001, respectively.

Video film library:

Video film library production costs which are expected to benefit future periods are capitalized as incurred. Costs related to "generic" videos which include gaming instructional videos not specific to any one establishment are capitalized and amortized over a 7-year period, which approximate their estimated useful lives. Costs related to "custom" videos produced to promote or describe a particular establishment are capitalized and amortized over their related contract terms, in proportion to the total one-time production and monthly subscription revenues per period.

Amortization expense of $266,759 and $355,583 of generic video film library costs incurred and capitalized in prior periods was charged to operations in 2002 and 2001, respectively. In addition, $80,043 and $47,082 of video film production costs were directly expensed for 2002 and 2001, respectively.

Website:

PNTV has capitalized certain costs incurred in 1999 - 2001 in the development of its e-commerce web site, PLAYERSNETWORK.COM. All costs incurred to establish technological feasibility were expensed. After technological feasibility was established, development costs for 2002 and 2001 of $0 and $7,150, respectively, were capitalized. These costs are being amortized on a straight-line basis over a period of three years. Amortization expense for 2002 and 2001 was $89,255 and $86,872, respectively.

Other intangible assets:

PNTV has trademarked the name "Players Network", and the expression "Everyone wants to be a player". Net trademark costs of $7,304 are not amortized in accordance with FASB 142, because management considers such trademarks to have indefinite lives.

Long-lived assets:

PNTV makes reviews for the potential impairment of long-lived assets and certain identifiable intangibles, such as their video film library and website, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. There were impairment losses of $0 and $13,213 for 2002 and 2001, respectively.


Income taxes:

PNTV applies the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Here, a valuation allowance has been established for the Net Operating Loss tax benefit until realization of these loss benefits is reasonably assured.

Basic and diluted loss per share:

The basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is the same as basic loss per share because the assumed exercise of potential common stock options would have an anti-dilutive effect.

Stock-based compensation:

Stock options issued to employees are accounted for using the intrinsic value method. Stock options issued to other than employees are accounted for using fair value by applying the Black-Scholes calculation method.

Segment reporting:

In 2001, PNTV reported its operations under 2 segments, Website and Other. Because website revenues declined to less than 5% of total revenues and because there is no separate internal reporting or management accountability for these or other revenue sources, PNTV no longer separates its revenues and operations into reportable segments.

Reclassifications:

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


NOTE 2 - STOCKHOLDER NOTES PAYABLE AND ACCRUED OFFICER SALARIES

In May 2002, PNTV exchanged $159,425 in shareholder loans and $117,262 in accrued compensation in exchange for 2,305,614 shares of common stock, at the then-current market price of $.12 per share.

At December 31, 2002, stockholder notes payable of $1,351 were due on demand with interest at 10% per year, and accrued officer salary was due of $28,563.


NOTE 3 - LONG-TERM DEBT

PNTV has the following installment notes payable:

  Installment note  payable to a law firm for past  services due in 30 remaining monthly installments including interest at 10%,
         of $2,500 in 2003 and $3,000 thereafter                                 $  60,124

  Capitallease  payable to GE Capital,  collateralized  by video  equipment  and payable  in 12  remaining  monthly  installments  of  $1,340  including
         interest  at 17%                                                           14,669

  Capital lease payable to Granite Financial  Services,  collateralized by video equipment  and  payable  in  8  remaining  monthly  installments  of  $1,022
    including interest at 16%                                                        7,696

    Capital lease payable to Newcourt Leasing Corp.,
    collateralized by studio equipment and payable in 3
    remaining monthly installments of $1,209 including
    interest at 33%                                                                  1,176
                                                                                 ---------
     Total                                                                       $  83,665

  Less:  current portion of long-term debt                                         (53,541)
                                                                                 ---------
     Net long-term debt                                                          $  30,124
                                                                                 =========
Long-term debt is all due in 2004.


NOTE 4 - STOCKHOLDERS' EQUITY

In 2002, PNTV issued 1,328,331 shares of common stock in exchange for shareholder loans of $159,425; 977,283 shares in exchange for amounts due to an officers and a director for $117,262; and 303,303 shares for $100,000 from a new investor who has promised additional stock purchases. See Note 12.

Also in 2002, 128,669 shares are shown as issued to clear up a dispute regarding shares issued to consultants in 1998 and recorded by both PNTV and its transfer agent, but which PNTV showed as cancelled in 1998.

In 2001, PNTV issued 200,000 shares for $100,000, and 12,000 shares for services of $3,360.


NOTE 5 - INCOME TAXES

Income taxes are not due since PNTV has had losses since inception. As of December 31, 2002, PNTV had approximately $3,780,000, which expire in the years 2010 - 2022.

The components of deferred taxes are as follows:

                                                        2002       2001
                                                    ----------- -----------
         Deferred tax assets
           Net operating loss carryforwards         $ 1,285,000 $ 1,115,200
         Less:  valuation allowance                  (1,285,000) (1,115,200)
                                                    ----------- -----------
         Net deferred tax assets                    $         0 $         0
                                                    =========== ===========


NOTE 6 - FORFEITED INVESTOR STOCK PURCHASE DEPOSIT

In mid 2002, an investor approached PNTV with a merger proposal and gave PNTV a $150,000 deposit on the transaction. The transaction did not occur and this advance was forfeited since that investor could not perform.


NOTE 7 - COMMITMENTS

Effective January 1, 2000, PNTV entered into a five-year employment agreement with its president, who is responsible for the day-to-day operations of PNTV's business, the implementation of policies and creative direction of PNTV. The agreement provides for a base salary of $100,000, with a $25,000 increase after the first two years. As Executive Producer and Creator, the president will also be entitled to a 10% fee on any Company royalties received on the production content developed and produced by him, as specified in the agreement. There were no such royalties received in 2002 or 2001. Unpaid and accrued salaries of approximately $28,500 were included in accrued expenses at December 31, 2002.

PNTV entered into numerous "Hotel Affiliate Sales Agreements" with various hotels to provide an in-house gaming channel over a privately operated cable television distribution system. PNTV agrees to install digital playback equipment and provide the programming, maintenance and service to this equipment at no additional cost. The terms of these agreements range from 12 months to 24 months with renewal options.


NOTE 8 - STOCK OPTIONS AND WARRANTS

In 2002 and 2001, PNTV issued 54,000 and 368,000 stock options and warrants, respectively, to officers, key employees, directors and outside consultants as compensation and for services rendered.

PNTV uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During the years ended December 31, 2002 and 2001, no compensation expense was recognized for the issuance of options and warrants, because no option prices were below market prices at the date of grant.

During 2002 and 2001, PNTV issued no and 350,000 options, respectively, to consultants whose stock-based compensation must be recorded at fair value pursuant to FASB Interpretation Number 44. 2001's compensation cost was $25,805, based on the Black-Scholes option pricing model as suggested by FASB Statement 123.

Had compensation cost for PNTV's stock-based compensation plan for employees been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, PNTV' net losses and loss per share would have been increased to the pro forma amounts indicated below:

         (in thousands)                                              2002                   2001
                                                                  ------------            -----------
     Net loss available for common shareholders
                                           -As reported               $(  654)                 $(503)
                                             -Pro forma                (  655)                  (506)
     Net loss per share                    -As reported                 $(.06)                 $(.06)
                                             -Pro forma                  (.06)                  (.06)

The weighted average fair value of the stock options granted during 2002 and 2001 was $.75 and $.82, respectively. Variables used in the Black-Scholes option-pricing model for 2002 and 2001 include (1) 4.0% risk-free interest rate,
(2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.


Summary information regarding options and warrants is as follows:

                                                               Weighted                            Weighted
                                                                average                            average
                                              Options         Share Price         Warrants       Share Price
                                              ---------        ----------         --------         -----------
Balances outstanding as of
  December 31, 2000                           3,181,500           $.82             500,000           $1.60

Year 2001:
     Granted                                    368,000            .39
     Expired                                 (1,286,500)          1.00            (150,000)           1.25
                                               --------          -----           ---------           -----
Outstanding at
     December 31, 2001                        2,263,000          $ .77             350,000           $1.75

Year 2002:
     Granted                                     54,000            .75
     Expired                                   (514,000)           .75
                                               --------          -----           ---------           -----
Outstanding at
     December 31, 2002                        1,803,000          $ .78             350,000           $1.75
                                               ========          =====           =========           =====

Options outstanding and exercisable as of December 31, 2002:

                                         - - Outstanding - -                       Exercisable
                                        Number               Remaining             Number
     Exercise Price                     of Shares           life                   of Shares
     --------------                     ---------           ---------              -----------
         $ .35                            300,000           3 years                     300,000
           .75                          1,003,000           1 year                    1,003,000
          1.10                            500,000           1 year                      500,000
                                        ---------                                     ---------
                                        1,803,000                                     1,803,000
                                        =========                                     =========

Warrants outstanding and exercisable as of December 31, 2002:

         $1.75                            350,000           3 years                     350,000
                                        =========                                     =========

Options are held primarily by the PNTV President and Board of Directors; and all the Warrants are held by the President:

                                             Options                  Warrants
President                                   1,012,000                  350,000
Board of Directors                            460,000                        0
Others                                        331,000                        0
                                            ---------               ----------
         Total                              1,803,000                  350,000


NOTE 9 - BARTER TRANSACTIONS

In connection with a subscription agreements with Stations Casino Hotels, PNTV received $40,000 in complimentary room and food services. During 2002 and 2001, PNTV utilized approximately $28,000 and $12,000 respectively, in room and food services. These transactions are reflected in the 2002 and 2001 financial statements.

In January 2001, PNTV exchanged production services for advertising services valued at $234,000. For the year ended December 31, 2001, PNTV recognized video production revenue of $234,000 and advertising expense of $180,000 and $54,000 in unused advertising barter credits at December 31, 2001. PNTV wrote off the $54,000 of the barter credits as unusable in 2002.

In March 2002, PNTV accepted network equipment in lieu of a cash payment on an account receivable of $3,000 for advertising services rendered during 2001.


NOTE 10 - MAJOR CUSTOMERS

Sales to three and six customers were approximately 76% and 60% of total revenues for 2002 and 2001, respectively.


NOTE 11 - SUBSEQUENT EVENTS

On March 21, 2003, KO Ventures, LLC promised to purchase up to 13,636,363 shares for up to $4,400,000, according to the terms of the agreement. In addition, KO Ventures received an option to purchase up to 10,000,000 additional shares. These stock sales are spread over several dates during 2003.

In December 2002, KO Ventures purchased the first 303,303 for $100,000.

On March 6, 2003,  Players  received  a $200,000  payment  for  another  606,060 shares.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2003

                                              The Players Network
                                              By:     /s/ Mark Bradley
                                              Its: Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                        Title                                    Date

/S/ Mark Bradley                    Director & Chief Executive                  April 11, 2003
----------------
Mark Bradley                        Officer (Principal Executive Officer)

/s/ Peter Rona                      Chairman of the Board                       April 11, 2003
--------------
Peter Rona

/S/ Michael Berk                    Director                                    April 11, 2003
------------------
Michael Berk

/S/ Stephen Grogan                  Director                                    April 11, 2003
------------------
Stephen Grogan

/S/ Darius Irani                    Director                                    April 11, 2003
------------------
Darius Irani

/S/ Joost Van Adelsberg             Director                                    April 11, 2003
-----------------------
Joost Van Adelsberg

/S/ Seth Horn                       Chief Financial Officer                     April 11, 2003
-------------
Seth Horn                           (Principal Financial Officer &
                                    Principal Accounting Officer)

                                 CERTIFICATIONS

         I, Mark Bradley, certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of The Players Network;

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                       /s/ Mark Bradley
                                                       Mark Bradley,
Date: April 11, 2003                                Chief Executive Officer


         I, Seth Horn, certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of The Players Network;

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ Seth Horn
                                                 Seth Horn,
Date: April 11, 2003                            Chief Financial Officer