Form 10QSB
period 2003-03-31
PLAYERS NETWORK
filed 2003-05-20
CIK 1037131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2003

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to
         _________

                         Commission file number: 0-29363

                               THE PLAYERS NETWORK
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                      880343702
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization                     Identification No.)

       4620 Polaris Avenue, Las Vegas, Nevada                   89103
      (Address of principal executive officer)                (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court Yes     No
                                                 ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, no par value, outstanding as March 31, 2003: 14,090,255 shares

Transitional Small Business Disclosure Format (check one):  Yes         No  X
                                                                ---        ---

                               THE PLAYERS NETWORK
                           PERIOD ENDED MARCH 31, 2003

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                Page
                                                                                              ----

         Item 1.  Financial Statements

         Condensed financial statements of The Players Network:

                  Balance sheet as of March 31, 2003                                           3

                  Income statements for the three months ended March 31, 2003
                    and the three months ended March 31, 2002                                  4

                  Statements of cash flows for the three months ended March 31,
                    2003 and the three months ended March 31, 2002                             5

                  Notes to financial statements                                                6

         Item 2.  Management's Discussion and Analysis                                         7

         Item 4.  Controls and Procedures                                                      9

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                    9

         Item 6.  Exhibits and Reports on Form 8-K                                            10

SIGNATURE                                                                                     11

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


                               THE PLAYERS NETWORK
                                  BALANCE SHEET
                                 March 31, 2003



                                                                      2003
                                                                  -------------
ASSETS

     Current assets
        Cash                                                         $ 146,758
        Accounts receivable                                             10,700
        Prepaid barter credits                                          34,703
        Prepaid expenses and other current assets                       18,144
                                                                  -------------
            Total current assets                                       210,305

Property and equipment,
     net of $318,550 accumulated depreciation                          304,510
Intangible assets
     Video film library,
        net of $1,240,240 accumulated amortization                     586,878
     Web site development costs,
        net of $263,594 accumulated amortization                         4,171
     Trademark and other assets,
        net of $1,828 accumulated amortization                           8,873
                                                                  -------------

        Total assets                                               $ 1,114,737
                                                                  =============


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
        Current portion of long-term debt                             $ 16,142
        Accounts payable                                                97,393
        Accrued expenses                                                17,543
        Accrued expenses due to stockholders                            48,101
        Deferred revenue                                                23,737
                                                                  -------------
             Total current liabilities                                 202,916


     Long-term debt                                                     19,999
                                                                  -------------

            Total liabilities                                          222,915
                                                                  -------------

Stockholders' Equity
     Common stock, $.01 par value; 25,000,000 shares
        authorized, 14,090,225  shares issued and outstanding           14,090
     Additional paid-in capital                                      7,498,364
     Accumulated deficit                                            (6,620,632)
                                                                  -------------
        Stockholders' equity                                           891,822

                                                                  -------------
        Total liabilities and stockholders' equity                 $ 1,114,737
                                                                  =============

                               THE PLAYERS NETWORK
                             STATEMENT OF OPERATIONS
                   Three Months Ended March 31, 2003 and 2002


                                                                       2003                         2002
                                                               ---------------------        ---------------------

      Revenues
          Network                                                          $ 83,760                     $ 90,826
          Advertising                                                        15,120                       10,985
          Production and other                                               10,665                       67,448
                                                               ---------------------        ---------------------
             Total revenues                                                 109,545                      169,259
                                                               ---------------------        ---------------------

      Operating expenses
          Video production costs                                             10,503                       11,000
          Selling, general and administrative                               180,732                      182,073
          Depreciation and amortization                                      94,814                      131,644
          Interest                                                            3,193                        8,576
                                                               ---------------------        ---------------------
             Total operating expenses                                       289,242                      333,293
                                                               ---------------------        ---------------------


      Net Income (Loss)                                                  $ (179,697)                  $ (164,034)
                                                               =====================        =====================


      Basic and Diluted earnings (loss) per share                           $ (0.01)                     $ (0.02)
      Weighted average shares outstanding                                13,558,269                    9,811,645

                               THE PLAYERS NETWORK
                            STATEMENTS OF CASH FLOWS
                     3 Months Ended March 31, 2003 and 2002

                                                                                  2003                    2002
                                                                                 -----------           -----------
Cash Flows Used by Operating Activities
  Net loss                                                                        $(  179,697)         $(  164,034)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                                      94,814              131,644
    Stock issued for services                                                                               45,601
    Net change in unused barter credits                                                                     50,323
  Net changes in:
    Accounts receivable                                                            (    4,125)          (   70,936)

    Other current assets                                                           (   15,803)               3,221
    Accounts payable                                                               (    6,603)              45,860
    Accrued expenses                                                                   17,543           (   25,664)
    Accrued expenses due to stockholder                                                18,187
    Deferred revenue                                                               (    9,000)          (   12,485)
                                                                                  -----------          -----------
         Net Cash Provided by (Used in)
           Operating Activities                                                    (   84,684)               3,530
                                                                                  -----------          -----------
Cash Flows Used in Investing Activities
  Purchase of property and equipment                                               (    1,201)          (   11,183)
  Additions to video film library                                                  (   12,655)
  Proceeds from reduction in deposits                                                   5,869
                                                                                  -----------          -----------
         Net Cash Used in Investing Activities                                     (    7,987)          (   11,183)
                                                                                  -----------          -----------
Cash Flows Provided by Financing Activities
  Sales of common stock                                                               200,000
  Advances by stockholders                                                                                  20,000
  Payments on installment debt                                                     (   40,381)          (   40,782)
                                                                                  -----------          -----------
         Net Cash Provided by Financing Activities                                    159,619           (   20,782)
                                                                                  -----------          -----------
Net increase (decrease) in cash                                                        66,948           (   28,435)

Cash, beginning of period                                                              79,810               29,215
                                                                                  -----------          -----------
Cash, end of period                                                               $   146,758          $       780
                                                                                  ===========          ===========

                               THE PLAYERS NETWORK

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

The balance sheet of The Players Network (PNTV) as of March 31, 2003, and the related statements of operations and cash flows for the three months ended March 31, 2003 and 2002 have been prepared by PNTV without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly PNTV's financial position and results of operations. The results of operations for the three months periods are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2002 as reported in Form 10-KSB, have been omitted.

Item 2.  Management's Discussion and Analysis

Overview
--------

We produce television programming and videos related to gaming instruction and information for hotel casinos on a private cable channel known as "PLAYERS NETWORK." We also are a 24-hour digital web broadcaster featuring live and previously recorded content. We are actively syndicating our network programming to Satellite broadcasters and Broadband providers.

At March 31, 2003, we had an accumulated operating deficit of $6,620,632 and stockholders' equity of $891,822.

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

Liquidity and Capital Resources
-------------------------------

Our principal source of operating capital has been provided by private sales of our common stock and stockholder loans, as well as revenues from the operations. At March 31, 2003, we had positive working capital of approximately $8,000. In addition, $23,000 of current liabilities are deferred revenue, which consists of monthly network services that are billed in advance and installation charges that are amortized over the life of network contracts,.

In the current period, we supplemented our working capital by receiving cash of $200,000 from the private sale of 606,060 shares of our common stock in connection with a financing arrangement we signed in March 2003.

We have several ongoing barter arrangements. As a result of these transactions, we recognized $10,500 and $12,500 in barter revenue and $3,000 and $3,000 in travel expenses in 2003 and 2002, respectively. In addition, we recorded an impairment of $54,000 of barter credits in March 2002.

Although we have improved our working capital position, we did not have revenue growth this period, and there can be no assurance that we will achieve profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

We anticipate capital expenditures in excess of $100,000 to expand our operation during the next twelve months. We believe that the current cash flows generated from operations will not be sufficient to fund our anticipated expansion of operations. We may require additional funding to finance our operations through private sales and public debt or equity offerings. However, there is no assurance that we can obtain such financing.

At March 31, 2003, we had five full time employees and one part time consultant.

Recent Events
-------------

Also in December 2002, we received a "Letter of Intent" from an investment group to purchase 13,636,363 of our company's common shares for $4.5 million, and an option to purchase an additional 10,000,000 shares at $.50. Accompanying the "Letter of Intent" was $100,000 for the purchase of 303,303 shares our common stock.

In March 2003, we received $200,000 in connection with the financing agreement related to the "letter of intent", in exchange for 606,060 shares of our common stock.

Results of Operations - Three Months Ended March 31, 2003 and 2002
------------------------------------------------------------------

Revenues decreased 35% to $109,545 from $169,259 for 2003 compared to 2002. For 2003, the Company had $84,000 in Network Revenue, $15,000 in Advertising Revenue and $11,000 in Production and Other Revenue, compared to $102,000 in Network Revenue, $6,000 in Advertising Revenue and $60,000 in Production and Other Revenue for 2002. We believe the reduction in video production revenue is related to budget cuts made by our customers after the 9/11 tragedy.

Video production expense decreased 5% to $10,503 from $11,000 for 2003 compared to 2002. The increase is due to our amortizing hotel customer production over the life of the hotel network agreement, which usually run 24 to 36 months. We are now amortizing 2 such contracts. This policy recognizes that customized video for hotel customers are subject to a shorter "shelf life" than gaming instruction video.

Selling and administrative expenses stayed constant at $180,732 from $182,073 for 2003 compared to 2002.

Depreciation and amortization decreased 28% to $94,814 from $131,644 for 2003 compared to 2002. This is due to our charging off production for our hotel customers over the life of the network agreement as video production expense and not amortizing this production. Our gaming instruction video has long "shelf life" and continues to be amortized over their estimated useful life.

Interest expense decreased 63% to $3,193 from $8,576 for 2003 compared to 2002, due to the shareholder loans converted into common stock in May 2002.

Critical Accounting Policies
----------------------------

Video Library

Our Video Library consists of over 500 completed videos. The library consists of gaming instructions that were produced at our own expense, videos produced for gaming equipment manufacturers and videos produced for our network hotel customers. For gaming instruction and equipment video, we record the cost of production and amortize the cost over the estimated useful life (7 years). We amortize hotel customer production over the life of the hotel network agreement, which usually run 24 to 36 months. This policy recognizes that customized video for hotel customers are subject to a shorter "shelf life" than gaming instruction video. We review our library catalogue quarterly and determine which videos are no longer of value. At 3/31/03 we had a net carrying value for our Video Library of $587,000.

Revenue Recognition

We adopted  revenue  recognition  policies to comply  fully with the guidance in
Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Network revenue consists of initial, subscription and renewal revenues. Network revenue includes nonrefundable fees paid in advance, which is recognized on a straight-line basis over the contractual term. We had $24,000 in deferred revenue March 31, 2003. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rentals and post-production revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.

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

Item 4.  Controls and Procedures

Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, the chief executive officer and chief financial officer of the Company evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that the Company's controls and procedures are effective in timely alerting them to material information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

During the quarter ended March 31, 2003, the issuer privately sold 606,060 shares of its Common Stock to an institutional investor in exchange for cash in the amount of $200,000. The Company claims this sale fits within the exemption provided by Sections 4(2) of the Securities Act of 1933, as amended, and the rules and regulations thereunder.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

                  Exhibit
                  Number   Description

                  99.01 Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  99.2 Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                  (b) Reports on Form 8-K

                           A Current Report on Form 8-K was filed with the Commission on January 17, 2003 reporting the signing of a binding agreement to sell a controlling interest to KO Ventures, LLC and the termination of the letter agreement for a share exchange transaction with Northfield, Inc.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE PLAYERS NETWORK
                                                (Registrant)


                                       By: /s/ Mark Bradley
                                          --------------------------------
                                                Mark Bradley,
                                                Chief Executive Officer

                                       By: /s/ Seth Horn
                                          --------------------------------
                                                Seth Horn,
                                                Chief Financial Officer

Dated: May _____, 2003

                                  CERTIFICATION

         I, Mark Bradley, Chief Executive Officer of The Players Network, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of The Players Network;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May ___, 2002

/s/ Mark Bradley
-----------------------
Mark Bradley
Chief Executive Officer

                                  CERTIFICATION

         I, Seth Horn, Chief Financial Officer of The Players Network, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of The Players Network;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May ___, 2002

/s/ Seth Horn
-----------------------
Seth Horn
Chief Financial Officer