Form 10QSB
period 2003-06-30
PLAYERS NETWORK
filed 2003-08-18
CIK 1037131

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares of common stock, no par value, outstanding as June 30, 2003: 14,090,225 shares

Transitional Small Business Disclosure Format (check one):   Yes       No  X
                                                                ----     ----

                              THE PLAYERS NETWORK
                          PERIOD ENDED JUNE 30, 2003

                                     INDEX

PART I.  FINANCIAL INFORMATION                                            Page

      Item 1.  Financial Statements
                                                                             3
      Condensed financial statements of The Players Network:

            Balance sheet as of June 30, 2003

            Income statements  for the six months and three months ended
                  June 30, 2003 and June 30, 2002

            Statements of cash flows for the six months and three  months ended June 30, 2003 and June 30, 2002

            Notes to financial statements
                                                                             6
      Item 2.  Plan of Operations
                                                                             7
      Item 4.  Controls and Procedures
                                                                             9
PART II. OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                              9

SIGNATURE                                                                   12

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


                               THE PLAYERS NETWORK
                                  BALANCE SHEET
                                  June 30, 2003

ASSETS
     Current assets
        Cash                                                     $    32,480
        Accounts receivable                                           12,375
        Prepaid barter credits                                        34,703
        Prepaid expenses and other current assets                     14,625
                                                                 -----------
           Total current assets                                       94,183
Property and equipment,
     net of $318,468 accumulated depreciation                        242,274
Intangible assets
     Video film library,
        net of $1,297,497 accumulated amortization                   537,277
     Web site development costs,
        net of $264,190 accumulated amortization                       3,575
     Trademark and other assets,
        net of $1,828 accumulated amortization                         8,874
                                                                 -----------
        Total assets                                             $   886,183
                                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
        Current portion of long-term debt                        $     9,653
        Accounts payable                                             123,737
        Accrued expenses                                               8,703
        Accrued expenses due to stockholders                          59,101
        Deferred revenue                                               5,670
                                                                 -----------
             Total current liabilities                               206,864
     Long-term debt                                                        0
                                                                 -----------
           Total liabilities                                         206,864
                                                                 -----------
Stockholders' Equity
     Common stock, $.01 par value; 25,000,000 shares
        authorized, 14,090,225  shares issued and outstanding         14,090
     Additional paid-in capital                                    7,498,364
     Accumulated deficit                                          (6,833,135)
                                                                 -----------
        Stockholders' equity                                         679,319
                                                                 -----------
        Total liabilities and stockholders' equity               $   886,183
                                                                 ===========

                               THE PLAYERS NETWORK
                             STATEMENT OF OPERATIONS
                Six and Three Months Ended June 30, 2003 and 2002

                                                                For the six months ended               For the three months ended
                                                           --------------------------------        --------------------------------
                                                               2003                2002                2003                2002
                                                           ------------        ------------        ------------        ------------
Revenues
   Network                                                 $    129,089        $    251,765        $     45,329        $     94,803
   Advertising                                                   16,595               5,985               1,475                --
   Production and other                                          15,165              17,757               4,498              12,561
                                                           ------------        ------------        ------------        ------------
      Total revenues                                            160,849             275,507              51,302             107,364
                                                           ------------        ------------        ------------        ------------
Operating expenses
   Cost of production                                            15,378              20,839               4,875              10,789
   Selling, general and administrative                          331,888             329,361             148,741             201,162
   Impairment                                                    30,894              54,000              30,894                   0
   Depreciation and amortization                                179,345             211,210              84,532             101,880
                                                           ------------        ------------        ------------        ------------
      Total operating expenses                                  557,505             615,410             269,042             313,831
                                                           ------------        ------------        ------------        ------------
Other expenses
   Interest expense                                               6,702              16,089               3,507               7,515
   Gain on sale of assets                                       (11,159)                  0             (11,159)                  0
   Other expense                                                      0              18,290                   0              18,290
                                                           ------------        ------------        ------------        ------------
Net Income (Loss)                                          $   (392,199)       $   (374,282)       $   (210,088)       $   (232,272)
                                                           ============        ============        ============        ============
Basic and Diluted earnings (loss) per share                $     (0.028)       $     (0.034)       $     (0.015)       $     (0.019)
Weighted average shares outstanding                          13,827,629          11,165,439          14,090,255          12,048,165

                               THE PLAYERS NETWORK
                        CONDENSED STATEMENT OF CASH FLOWS
                Six and Three Months Ended June 30, 2003 and 2002

                                                                                     For the six months ended
                                                                                 --------------------------------
                                                                                    2003                   2002
                                                                                 ---------              ---------
Cash flows from operating activities
       Net loss                                                                  $(392,199)             $(374,282)
       Adjustments to reconcile net loss to
          net cash used in operating activities
          Depreciation and amortization                                            179,345                211,210
          Stock issued for services                                                      0                 91,900
          Impairment                                                                30,894                      0
          Net gain on assets sold                                                  (11,156)                     0
          Net change in unused barter credits                                            0                 65,256
       Net changes to:
          Accounts receivable                                                       (5,800)               (16,918)
          Prepaid assets                                                           (20,130)                 2,628
          Account payable                                                           (6,119)                18,636
          Accrued expenses                                                           8,703                (10,827)
          Accrued expenses due to stockholder                                       29,187                      0
          Deferred revenue                                                         (27,067)               (21,486)
                                                                                 ---------              ---------
          Net cash provided by (used in) operating activities                    $(214,342)             $ (33,883)
Cash flows used in investing activities
       Purchase of property and equipment                                           (4,337)                     0
       Additions to video film library                                             (20,311)               (10,642)
       Proceeds from reduction in deposits                                           5,869                      0
                                                                                 ---------              ---------
          Net cash used in investing activities                                    (18,779)               (10,642)
Cash flows provided by financing activities
       Sales of common stock                                                       200,300                159,413
       Proceeds from the sale of assets                                             26,500                      0
       Advances by stockholders                                                          0                (87,140)
       Payment on installment debt                                                 (41,009)               (51,365)
                                                                                 ---------              ---------
          Net cash provided in financing activities                                185,791                 20,908
Net increase (decrease) in cash                                                    (47,330)               (23,617)
Cash at beginning of period                                                         79,810                 29,215
                                                                                 ---------              ---------
Cash at end of period                                                            $  32,480              $   5,598
                                                                                 =========              =========
Supplemental cash flow information
                 Interest paid                                                   $   3,286              $   9,844
Non-cash investing and financing activities

          Common stock issued in exchange for
       notes payable, stockholder                                                $    --                $ 159,412

          Common stock issued in exchange for
       compensation owed stockholders                                            $    --                $  69,458

          Common stock issued in exchange for
       services                                                                  $    --                $  91,900

                             THE PLAYERS NETWORK
                        NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The balance sheet of The Players Network (PNTV) as of June 30, 2003, and the related statements of operations and cash flows for the 3- and 6-month periods ended June 30, 2003 and 2002 have been prepared by PNTV without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly PNTV's financial position and results of operations. The results of operations for the 3- and 6-month periods are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2002 as reported in Form 10-KSB, have been omitted.

2.    SALE OF ASSETS

In May 2003, PNTV sold certain equipment to a former customer for $26,500, resulting in a gain on the sale of $11,157.

3.    IMPAIRMENT

In June 2003, PNTV identified certain equipment which was technologically obsolete resulting in an impairment charge of $30,845.

Item 2.    Plan of Operations

Overview

We produce television programming and videos related to gaming instruction and information for hotel casinos on a private cable channel known as "PLAYERS NETWORK." We also are a 24-hour digital web broadcaster featuring live and previously recorded content. We are actively syndicating our network programming to Satellite broadcasters and Broadband providers.

At June 30, 2003, we had an accumulated operating deficit of $6,824635 and stockholders' equity of $687,819

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

Liquidity and Capital Resources

Our principal source of operating capital has been provided by private sales of our common stock and stockholder loans, as well as revenues from the operations. At June 30, 2003, we had a negative working capital position of approximately $104,000, of which $68,000 are amounts due to officers and directors. In addition, $5,700 of current liabilities are deferred revenue, which consists of monthly network services that are billed in advance and installation charges that are amortized over the life of network contracts,.

We have several ongoing barter arrangements. As a result of these transactions, we recognized $14,500 and $26,000 barter revenue and $17,000 and $26,000 in travel expenses in 2003 and 2002, respectively. In addition, we recorded an impairment of $54,000 of barter credits in March 2002.

Although the Company has experienced little revenue growth, this may not be indicative of future operating results and there can be no assurance that it will achieve or maintain profitability. Due to these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

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

At June 30, 2003, we had five full time employees and one part time consultant.

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

In July 2003, we terminated the "Letter of Intent" described above.

Results of Operations - Six Months Ended June 30, 2003 and 2002

Revenues decreased 42% from $275,600 for the six months ended June 30, 2002 to $160,900 for the six months ended June 30, 2003. For the six months ended June 30, 2003, the Company had $129,100 in Network Revenue, $16,600 in Advertising Revenue and $15,200 in Production and Other Revenue, compared to $251,800 in Network Revenue, $6,000 in Advertising Revenue and $17,800 in Production and Other Revenue for the six months ended June 30, 2002. Our company is changing its revenue model from one of paid subscription to a traditional cable network model of revenues from the sale of advertisement. We are currently installing twelve new hotel clients using this model. We anticipate advertising revenues to increase accordingly.

Video production expense decreased 27% from $20,900 to $15,300 for the six months ended June 30, 2002 and 2003 respectively. The decrease is due the reduction in video production over the past 12 months and our amortizing hotel customer production over the life of the hotel network agreement, which usually run 24 to 36 months. We are now amortizing 2 such contracts, of which one became fully amortized in the current quarter. This policy recognizes that customized video for hotel customers are subject to a shorter "shelf life" than gaming instruction video.

Selling and administrative expenses increased 1% from $329,000 to $331,000 for the six months ended June 30, 2002 and 2003 respectively. While selling, general and administrative expenses remained fairly level, there was an increase in payroll expense from $125,000 to $153,000 (of which $68,000 was accrued and unpaid), and legal expense (mostly related to the terminated financing arrangement) from $38,300 to $56,500; while consulting expense decreased form $51,000 to none, for the six months ended June 30, 2002 and June 30, 2003, respectively.

Depreciation and amortization decreased 15% from $211,000 to $179,000 in 2002 for the six months ended June 30, 2002 and 2003 respectively. This is due to our charging off production for our hotel customers over the life of the network agreement as video production expense and not amortizing this production. Our gaming instruction video has long "shelf life" and continue to be amortized over their estimated useful life.

Interest expense decreased 58% from $16,100 to $6,700 for the six months ended June 30, 2002 and 2003 respectively, due to the shareholder loans converted into common stock in May 2002.

Impairment charges were $54,000 and $30,100 for the six months ended June 30, 2002 and 2003 respectively. Impairment charges are for assets that management determines are worth less than the value recorded on our books.

Critical Accounting Policies

Video Library

Our Video Library consist of over 500 completed videos. The library consists of gaming instruction which were produced at our own expense, videos produced for gaming equipment manufacturers and videos produced for our network hotel customers. For gaming instruction and equipment video, we record the cost of production and amortize the cost over the estimated useful life (7 years). We amortize hotel customer production over the life of the hotel network agreement, which usually run 24 to 36 months. This policy recognizes that customized video for hotel customers are subject to a shorter "shelf life" than gaming instruction video. We review our library catalogue quarterly and determine which videos are no longer of value. At June 30, 2003 we had a net carrying value for our Video of $537,277.

Inflation

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

Item 6.  Management's Discussion and Analysis

Overview

We produce television programming and videos related to gaming instruction and information for hotel casinos on a private cable channel known as "PLAYERS NETWORK." We also are a 24-hour digital web broadcaster featuring live and previously recorded content. We are actively syndicating our network programming to Satellite broadcasters and Broadband providers.

At June 30, 2003, we had an accumulated operating deficit of $6,824635 and stockholders' equity of $687,819

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


Liquidity and Capital Resources


Our principal source of operating capital has been provided by private sales of our common stock and stockholder loans, as well as revenues from the operations. At June 30, 2003, we had a negative working capital position of approximately $104,000, of which $68,000 are amounts due to officers and directors. In addition, $5,700 of current liabilities are deferred revenue, which consists of monthly network services that are billed in advance and installation charges that are amortized over the life of network contracts,.

We have several ongoing barter arrangements. As a result of these transactions, we recognized $14,500 and $26,000 barter revenue and $17,000 and $26,000 in travel expenses in 2003 and 2002, respectively. In addition, we recorded an impairment of $54,000 of barter credits in March 2002.

Although the Company has experienced little revenue growth, this may not be indicative of future operating results and there can be no assurance that it will achieve or maintain profitability. Due to these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

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

At June 30, 2003, we had five full time employees and one part time consultant.


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

In July 2003, we terminated the "Letter of Intent" described above.


Results of Operations - Six Months Ended June 30, 2003 and 2002

Revenues decreased 42% from $275,600 for the six months ended June 30, 2002 to $160,900 for the six months ended June 30, 2003. For the six months ended June 30, 2003, the Company had $129,100 in Network Revenue, $16,600 in Advertising Revenue and $15,200 in Production and Other Revenue, compared to $251,800 in Network Revenue, $6,000 in Advertising Revenue and $17,800 in Production and Other Revenue for the six months ended June 30, 2002. Our company is changing its revenue model from one of paid subscription to a traditional cable network model of revenues from the sale of advertisement. We are currently installing twelve new hotel clients using this model. We anticipate advertising revenues to increase accordingly.

Video production expense decreased 27% from $20,900 to $15,300 for the six months ended June 30, 2002 and 2003 respectively. The decrease is due the reduction in video production over the past 12 months and our amortizing hotel customer production over the life of the hotel network agreement, which usually run 24 to 36 months. We are now amortizing 2 such contracts, of which one became fully amortized in the current quarter. This policy recognizes that customized video for hotel customers are subject to a shorter "shelf life" than gaming instruction video.

Selling and administrative expenses increased 1% from $329,000 to $331,000 for the six months ended June 30, 2002 and 2003 respectively. While selling, general and administrative expenses remained fairly level, there was an increase in payroll expense from $125,000 to $153,000 (of which $68,000 was accrued and unpaid), and legal expense (mostly related to the terminated financing arrangement) from $38,300 to $56,500; while consulting expense decreased form $51,000 to none, for the six months ended June 30, 2002 and June 30, 2003, respectively.

Depreciation and amortization decreased 15% from $211,000 to $179,000 in 2002 for the six months ended June 30, 2002 and 2003 respectively. This is due to our charging off production for our hotel customers over the life of the network agreement as video production expense and not amortizing this production. Our gaming instruction video has long "shelf life" and continue to be amortized over their estimated useful life.

Interest expense decreased 58% from $16,100 to $6,700 for the six months ended June 30, 2002 and 2003 respectively, due to the shareholder loans converted into common stock in May 2002.

Impairment charges were $54,000 and $30,100 for the six months ended June 30, 2002 and 2003 respectively. Impairment charges are for assets that management determines are worth less than the value recorded on our books.

Critical Accounting Policies

Video Library

Our Video Library consist of over 500 completed videos. The library consists of gaming instruction which were produced at our own expense, videos produced for gaming equipment manufacturers and videos produced for our network hotel customers. For gaming instruction and equipment video, we record the cost of production and amortize the cost over the estimated useful life (7 years). We amortize hotel customer production over the life of the hotel network agreement, which usually run 24 to 36 months. This policy recognizes that customized video for hotel customers are subject to a shorter "shelf life" than gaming instruction video. We review our library catalogue quarterly and determine which videos are no longer of value. At June 30, 2003 we had a net carrying value for our Video of $537,277.


Inflation

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

PART II.    OTHER INFORMATION

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

                  None.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      THE PLAYERS NETWORK
                                                      (Registrant)


                                          By: /s/ Mark Bradley
                                              ---------------------------
                                                  Mark Bradley,
                                                  Chief Executive Officer

                                          By: /s/ Seth Horn
                                              ---------------------------
                                                  Seth Horn,
                                                  Chief Financial Officer

Dated: August 15, 2003

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

August 15, 2003

/s/ Mark Bradley
------------------------
Mark Bradley
Chief Executive Officer


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

August 15, 2003

/s/ Seth Horn
-----------------------
Seth Horn
Chief Financial Officer