Form 10QSB
period 2003-09-30
PLAYERS NETWORK
filed 2003-11-05
CIK 1037131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, no par value, outstanding as September 30, 2003: ______________ shares

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                               THE PLAYERS NETWORK
                         PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                       Page
         Item 1.  Financial Statements                                                ___

         Condensed financial statements of The Players Network:

                  Balance sheet as of September 30, 2003

                  Income statements for the nine months and three months ended
                           September 30, 2003 and September 30, 2002

                  Statements of cash flows for the nine months and three  months ended September 30, 2003 and September 30, 2002

                  Notes to financial statements                                       ___

         Item 2.  Management's  Discussion  and  Analysis

         Item 3.  Controls and Procedures                                             ___

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                    ___

SIGNATURE                                                                             ___

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                               THE PLAYERS NETWORK
                                  BALANCE SHEET
                               September 30, 2003


ASSETS
     Current assets
        Cash                                                       $    11,055
        Accounts receivable                                             17,114
        Prepaid barter credits                                          34,703
        Prepaid expenses and other current assets                       10,344
                                                                   -----------
           Total current assets                                         73,216

Property and equipment,
     net of $327,675 accumulated depreciation                          233,067
Intangible assets
     Video film library,
        net of $1,364,359 accumulated amortization                     470,414
     Web site development costs,
        net of $264,786 accumulated amortization                         2,980
     Trademark and other assets,
        net of $1,828 accumulated amortization                           8,874
                                                                   -----------

        Total assets                                               $   788,551
                                                                   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
        Current portion of long-term debt                          $     3,907
        Accounts payable                                               134,011
        Accrued expenses                                                 3,861
        Accrued expenses due to stockholders                            89,828
        Deferred revenue                                                 5,670
                                                                   -----------
             Total current liabilities                                 237,277
                                                                   -----------

Stockholders' Equity
     Common stock, $.01 par value; 25,000,000 shares
        authorized, 14,090,225  shares issued and outstanding           14,090
     Additional paid-in capital                                      7,498,364
     Accumulated deficit                                            (6,961,180)
                                                                   -----------
        Stockholders' equity                                           551,274
                                                                   -----------
        Total liabilities and stockholders' equity                 $   788,551
                                                                   ===========

                               THE PLAYERS NETWORK
                             STATEMENT OF OPERATIONS
             Nine and Three Months Ended September 30, 2003 and 2002


                                               For the nine months ended     For the three months ended
                                             -----------------------------  -----------------------------
                                                 2003           2002             2003          2002
                                             -----------------------------  -----------------------------
     Revenues
         Network                                 $ 185,306      $ 331,754         $ 56,218      $ 78,428
         Advertising                                16,695         16,265              100        10,280
         Production and other                       41,479        111,915           26,316        98,816
                                             -----------------------------  -----------------------------
            Total revenues                         243,480        459,934           82,634       187,524
                                             -----------------------------  -----------------------------

     Operating expenses
         Cost of production                         39,582         33,000           20,036        11,000
         Selling, general and administrative       432,115        516,319          124,056       180,780
         Impairment                                 30,894         54,000                0             0
         Depreciation and amortization             253,950        316,070           74,605       104,860
                                             -----------------------------  -----------------------------
            Total operating expenses               756,541        919,389          218,697       296,640
                                             -----------------------------  -----------------------------

     Other expenses
         Interest expense                            7,183         21,149              480         5,060
         Gain on sale of assets                      1,159              0                0             0
         Other expense                                             18,193                0             0
                                             -----------------------------  -----------------------------

     Net Loss                                   $ (520,244)    $ (498,797)       $(136,543)    $(114,176)
                                             =============================  =============================

     Basic and Diluted
       Loss per share                               ($0.04)        ($0.04)          ($0.01)       ($0.01)
       Weighted average
         shares outstanding                     13,919,660     11,208,475       14,090,255    12,580,892

                               THE PLAYERS NETWORK
                             STATEMENT OF CASH FLOWS
                    Nine Months Ended June 30, 2003 and 2002

                                                                                2003            2002
                                                                           -------------------------------

Cash flows from operating activities
        Net loss                                                                 ($520,244)     ($498,797)
        Adjustments to reconcile net loss to
           net cash used in operating activities
           Depreciation and amortization                                           246,405        316,071
           Stock issued for services                                                               93,940
           Impairment                                                               30,894
           Net gain on assets sold                                                 (11,156)
           Net change in unused barter credits                                      (2,500)        65,256
        Net changes to:
           Accounts receivable                                                     (10,539)       (35,464)
           Prepaid assets                                                           (5,504)        11,598
           Account payable                                                         (22,966)        (9,490)
           Accrued expenses                                                          3,862        (23,404)
           Accrued expenses due to stockholder                                      59,914
           Deferred revenue                                                        (27,067)       (30,485)
                                                                           -------------------------------
           Net cash used in operating activities                                  (258,901)      (110,775)
                                                                           -------------------------------

Cash flows used in investing activities
        Purchase of property and equipment                                          (4,338)
        Additions to video film library                                            (18,250)       (75,622)
        Proceeds from reduction in deposits                                          5,868
                                                                           -------------------------------
           Net cash used in investing activities                                   (16,720)       (75,622)
                                                                           -------------------------------

Cash flows provided by financing activities
        Sales of common stock                                                      200,000        120,077
        Deposit for Acquistion                                                                    150,000
        Proceeds from the sale of assets                                            26,500
        Payment on installment debt                                                (19,634)       (61,671)
                                                                           -------------------------------
           Net cash provided by financing activities                               206,866        208,406
                                                                           -------------------------------

Net increase (decrease) in cash                                                    (68,755)        22,009
Cash at beginning of period                                                         79,810         29,215
                                                                           -------------------------------
Cash at end of period                                                              $11,055        $51,224
                                                                           ===============================

                               THE PLAYERS NETWORK
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of The Players Network ("PNTV") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in PNTV's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that PNTV will continue as a going concern. PNTV has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans include the ongoing attempts to sell additional stock and increase its broadcasting market revenues. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis

Overview

We produce television programming and videos related to gaming instruction and information for hotel casinos on a private cable channel known as "PLAYERS NETWORK." We also are a 24-hour digital web broadcaster featuring live and previously recorded content. We are evolving from a subscription based model to a traditional advertising based advertising model. Our programming is now available in 16 non-casino properties in Las Vegas. Our programming is also now on the "Dish Network" and is being sold on CDs and VHS tapes in mass merchandisers such as Target and Walgreen.

At September 30, 2003, we had an accumulated operating deficit of $6,961,180 and stockholders' equity of $551,274.

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

Liquidity and Capital Resources

Our principal source of operating capital has been provided by private sales of our common stock and stockholder loans, as well as revenues from the operations. At September 30, 2003, we had a negative working capital position of approximately $164,000, of which $100,000 are amounts due to officers and directors. In addition, $5,700 of current liabilities are deferred revenue, which consists of monthly network services that are billed in advance and installation charges that are amortized over the life of network contracts,.

Although the Company has experienced no revenue growth, this may not be indicative of future operating results and there can be no assurance that it will achieve or maintain profitability. Due to these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

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

At September 30, 2003, we had three full time employees and three part time consultants.

Recent Events:

In September 2003 we signed an agreement to be featured as part of Ed McMahon's Players Club which will be promoted through a series of infomercials. As part of joining the club members will receive a free Black Jack video for which we will paid $2.50. Later the members will be given to option to buy two other videos "Craps" and "Roulette".

In July 2003 we signed an agreement with Morningstar Entertainment Inc. to distribute our videos to mass marketers such as Target, Wal-Mart and Walgreens. Our videos will be appearing in stores across North America in November 2003.

Results of Operations - Nine Months Ended September 30, 2003 and 2002

Revenues decreased 47% to $243,000 from $460,000 in 2003 versus 2002. PNTV had $185,300 in Network and Television Revenue, $16,700 in Advertising Revenue and $41,500 in Production and Other Revenue in 2003, compared to $332,800 in Network Revenue, $16,300 in Advertising Revenue and $111,900 in Production and Other Revenue in 2002. We are changing our revenue model from one of paid subscription to a traditional cable network model of revenues from the sale of advertisement. We are currently installing sixteen new hotel clients using this model. We anticipate advertising revenues to increase accordingly. In addition, we started to sell our videos through mass market distributors and infomercials.

Video production expense increased 20% to $39,500 from $33,000 for 2003 and 2002, respectively. The increase is due the preparation of our existing video for distribution through mass merchandisers and infomercials. However we have had a reduction in video production over the past 12 months.

Selling and administrative expenses decreased 18% to $432,000 from $518,300 in 2003 and 2002, respectively. While selling, general and administrative expenses decreased there was an increase in payroll expense to $218,000 (of which $71,000 was accrued and unpaid) from $201,000, while consulting expense decreased to $0 from $67,000 and travel expenses decreased to $18,000 from $39,000 for 2003 and 2002, respectively.

Depreciation and amortization decreased 20% to $254,000 from $317,000 in 2003 and 2002, respectively. This is due to our charging off production for our hotel customers over the life of the network agreement as video production expense and not amortizing this production. Our gaming instruction videos have long "shelf life" and continue to be amortized over their estimated useful lives.

Interest expense decreased 66% to $7,200 from $21,100 for 2003 and 2002, respectively, due to the shareholder loans converted into common stock in May 2002.

Impairment charges were $30,100 and $54,000 and $30,100 for 2003 and 2002, respectively. Impairment charges are for assets that we determine are worth less than the value recorded on our books.

Critical Accounting Policies

Video Library

Our Video Library consist of over 500 completed videos. The library consists of gaming instruction which were produced at our own expense, videos produced for gaming equipment manufacturers and videos produced for our network hotel customers. For gaming instruction and equipment video, we record the cost of production and amortize the cost over the estimated useful life (7 years). We amortize hotel customer production over the life of the hotel network agreement, which usually run 24 to 36 months. This policy recognizes that customized video for hotel customers are subject to a shorter "shelf life" than gaming instruction video. We review our library catalogue quarterly and determine which videos are no longer of value. At September 30, 2003, we had a net carrying value for our Video of $470,000.

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

Item 3.  Controls and Procedures

         As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

         Exhibit
         Number   Description
         ------   -----------

         31.01 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
         32.01 Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

                  During the quarter ended September 30, 2003, the Company filed one Current Report on Form 8-K on July 7th reporting that KO Ventures, LLC had advised the Company that KO would not be in a position to continue to make its agreed installment investments in the Company's Common Stock.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE PLAYERS NETWORK
                                              (Registrant)


                                              By: /s/ Mark Bradley
                                                  --------------------------
                                                  Mark Bradley,
                                                  Chief Executive Officer

                                              By: /s/ Seth Horn
                                                  --------------------------
                                                  Seth Horn,
                                                  Chief Financial Officer

Dated: November 5, 2003