Form 10QSB/A
period 2003-09-30
PLAYERS NETWORK
filed 2003-11-05
CIK 1037131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

         The number of shares of common stock, no par value, outstanding as September 30, 2003: 14,090,225 shares

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