Form 10KSB
period 2003-12-31
PLAYERS NETWORK
filed 2004-04-13
CIK 1037131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED  December 31, 2003
                                             -----------------

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________


Commission file number   000-29363
                         ---------

                               The Players Network
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                               88-0343702
     ---------------------------             ---------------------
    (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBER)


 4620 Polaris Avenue, Las Vegas, Nevada              89103
 --------------------------------------            --------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


Registrant's telephone number, including area code: (702) 895-8884
                                                    --------------

Securities to be registered pursuant to Section 12(b) of the Act:

         Title of each class                 Name of each exchange
         to be registered                    on which registered

         None                                None
         -------------------                 ---------------------

Securities to be registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.001 Per Share
                     ---------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X]Yes [ ]No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's Revenue for its most recent fiscal year: $350,486.

      The aggregate market value of voting stock held by non-affiliates of the registrant was $ 1,758,883 (7,035,533 shares at $0.25 per share) as of March 31, 2004. The number of shares of Common Stock outstanding as of that date was 13,774195.

      Transitional Small Business Disclosure Format: [ ] Yes [X]No


                                TABLE OF CONTENTS


                                TABLE OF CONTENTS

                                     PART I

                                                                                                               PAGE

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

Item 5.  Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters...........3

Item 6.  Management's Discussion and Analysis....................................................................5

Item 7.  Financial Statements....................................................................................9

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................10

Item 8A. Controls and Procedures................................................................................10


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
         with Section 16(a) of the Exchange Act. ...............................................................10

Item 10. Executive Compensation.................................................................................12

Item 11. Security Ownership of Certain Beneficial Owners and Management.........................................13

Item 12. Certain Relationships and Related Transactions.........................................................16

Item 13. Exhibits and Reports on Form 8-K.......................................................................16

Item 14. Principal Accountant Fees and Services.................................................................16


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

PART I



ITEM 1.  DESCRIPTION OF BUSINESS

The Players Network (herein referred to a PNTV) was incorporated under the laws of the State of Nevada, on March 16, 1993. PNTV owns and operates a digital 24-hour gaming and entertainment network called "PLAYERS NETWORK" which specializes in producing television programming to serve the gaming industry. PNTV broadcasts its programming directly into the guestrooms of casino and non-casino hotels on a customized private cable channel. The Company's format is designed to educate new players and promote casino games and activities. The Company's programming includes shows on basic gaming instruction, news, sports and racing, entertainment and tournaments.

PNTV had operated solely as a television and video production company and programming distributor. In 2001, PNTV expanded its programming to broadband, and in 2003 into satellite television on the Dish Network. In 2003, PNTV signed an agreement with Morningstar Entertainment, Inc. which distributes PNTV video on CD's into mass merchandisers such as WalMart, Walgreens and Rite Aid.

Products and Services

PNTV has produced a series of gaming instructional video of how to play the various games of chance that are available in most casinos around the world.

PNTV also operates a video production sound stage in Las Vegas, Nevada.

Distribution and Marketing

PNTV markets its closed-circuit Players Network television programs to hotel casinos nationwide. PNTV now also offers the same programming to non-casino hotels on a traditional advertising paid model. PNTV's programming is now also broadcast nightly on the Men's Channel on the Dish Network.

Also in 2003, PNTV started to distribute its programming on CD's to mass merchandisers such as Wal-Mart, Walgreens and Rite Aid.

Competition

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

Employees

PNTV currently has three full time employees and three part time contractor. Management will hire additional employees on an as needed basis. PNTV is not a party to any collective bargaining agreement or labor union contract, nor has it been subjected to any strikes or employment disruptions in its history.



ITEM 2.  DESCRIPTION OF PROPERTY

The principal executive office of PNTV is located at 4620 Polaris Avenue, Las Vegas, Nevada, 89103. PNTV leases approximately 8,500 square feet of combined office space, soundstage, technical and administrative operations, and warehouse space at these premises pursuant to a three year lease with a provision for a three year extension. The monthly rent is $6,085

These properties are in good condition, well maintained and adequate for the Company's current and immediately foreseeable operating needs. PNTV does not have any policies regarding investments in real estate, securities or other forms of property.



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

Fiscal Year Ended December 31, 2002
-----------------------------------

Quarter Ended                         High Sales Price         Low Sales Price
-------------                         ----------------         ---------------
March 31, 2002                         $  .20                     $ .12
June 30, 2002                             .15                       .12
September 30, 2002                        .27                       .15
December 31, 2002                         .20                       .10


Fiscal Year Ended December 31, 2003
-----------------------------------

Quarter Ended                         High Sales Price         Low Sales Price
-------------                         ----------------         ---------------

March 31, 2003                          $ .81                     $ .13
June 30, 2003                             .40                       .20
September 30, 2003                        .36                       .19
December 31, 2003                         .21                       .16

As of December 31, 2003, there were approximately 1,000 holders of record of the Company's Common Stock. PNTV has not declared or paid any cash dividends on its Common Stock during the past two fiscal years. The Company's board of directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's board of directors.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2003, the company issued 290,000 shares of stock in exchange for services valued at $43,210. The issuance of these shares is claimed to be exempt pursuant to Section 4(2) of the Act.



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

At December 31, 2003, we had an accumulated operating deficit of approximately $7,022,000 and stockholders' equity of $360,000.

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

Liquidity and Capital Resources

Our principal source of operating capital has been provided by private sales of our common stock and stockholder loans, as well as revenues from the operations. At December 30, 2003, we had a negative working capital position of approximately $248,000, of which $127,000 are amounts due to officers and directors. In addition, $7,000 of current liabilities are deferred revenue, which consists of monthly network services that are billed in advance and installation charges that are amortized over the life of network contracts,.

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

At December 31, 2003, we had three full time employees and three part time consultants.

Recent Events:

In July 2003 we signed an agreement with Morningstar Entertainment Inc. to distribute our videos to mass marketers such as Wal-Mart, Rite-Aid, and Walgreens. Our videos began appearing in stores across North America in January 2004.

Results of Operations - Nine Months Ended December 30, 2003 and 2002

Revenues decreased 41% to $350,000 from $596,000 in 2003 versus 2002. PNTV had $272,000 in Network and Television Advertising Revenue and $78,000 in Production and Stage Revenue in 2003, compared to $393,000 in Network and Television Advertising Revenue and $204,000 in Production and Stage Revenue in 2002. We are changing our revenue model from one of paid subscription to a traditional cable network model of revenues from the sale of advertisement. We are currently installing new hotel clients using this model. We anticipate advertising revenues to increase accordingly. In addition, we started to sell our videos through mass market distributors and infomercials.

Video production expense increased 19% to $109,000 from $88,000 for 2003 and 2002, respectively. The increase is due the preparation of our existing video for distribution through mass merchandisers and production for our show on the Dish Network. However, we have had a reduction in production for our video library over the past 12 months.

Selling and administrative expenses decreased 18% to $648,000 from $788,000 in 2003 and 2002, respectively. While selling, general and administrative expenses decreased consulting expense decreased to $11,000 from $132,000, facilities rent decreased from $61,000 to 72,000 and travel expenses decreased to $27,000 from $46,000 for 2003 and 2002, respectively.

Depreciation and amortization decreased 22% to $334,000 from $430,000 in 2003 and 2002, respectively. This is due to our charging off production for our hotel customers over the life of the network agreement as video production expense and not amortizing this production. Our gaming instruction videos have long "shelf life" and continue to be amortized over their estimated useful lives.

Interest expense decreased 66% to $9,000 from $26,000 for 2003 and 2002, respectively, due to the shareholder loans converted into common stock in May 2002.

Impairment charges were $40,000 and $54,000 for 2003 and 2002, respectively. Impairment charges are for assets that we determine are worth less than the value recorded on our books.

Critical Accounting Policies

Video Library

Our Video Library consist of over 500 completed videos. The library consists of gaming instruction which were produced at our own expense, videos produced for gaming equipment manufacturers and videos produced for our network hotel customers. For gaming instruction and equipment video, we record the cost of production and amortize the cost over the estimated useful life (7 years). We amortize hotel customer production over the life of the hotel network agreement, which usually run 24 to 36 months. This policy recognizes that customized video for hotel customers are subject to a shorter "shelf life" than gaming instruction video. We review our library catalogue quarterly and determine which videos are no longer of value. At December 31, 2003, we had a net carrying value for our Video of $380,000.

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



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None



ITEM 8. CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers, Promoters and Control Persons

The Company's directors and executive officers, and their ages as of December 31, 2003 are as follows:

Name                       Age             Position
Mark Bradley               40              Chief Executive Officer and Director
Peter Rona                 57              Former Chairman and Director
Michael Berk               54              Director
Stephen Grogan             56              Chairman and Director
Darius Irani               71              Director
Dr. Joost Van Adelsberg    79              Director
Seth A. Horn               49              Chief Financial Officer

a.  Terms of Directors

Mark Bradley has served as a director of PNTV since its inception in 1993. Peter Rona served as a director of PNTV for three years and resigned on December 1, 2003. Dr. Joost Van Adelsberg and Darius Irani have served as directors of PNTV for five years. Michael Berk and Stephen Grogan were appointed to the board of directors in the year 2000. Stephen Grogan was elected Chairman on December 1, 2003. The directors of PNTV serve as such until the next annual meeting of the stockholders and until their successors are elected and qualified.

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

Peter Rona resigned as Chairman of the Board of Directors on December 1, 2003. Mr. Rona was Chairman, President and Chief Executive Officer Networks North from 1985 to 2000. Networks North is a producer and programmer of interactive television and internet entertainment. Mr. Rona has been President of Anor Management Services, Ltd., a personal consulting and management company since 1973. He was also a director of NorBee Financial Services, Inc. Mr. Rona has a BA from Sir Williams University in Montreal and Quebec.

Michael Berk is the creator and producer of the television show "Baywatch." Mr. Berk has over 25 years of television and motion picture development, writing and production experience.

Stephen Grogan is COO of Action Gaming Inc. an independent slot machine game software developer.

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

e. Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and person who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. During the preparation of this Annual Report, the Company learned that the reports required by Section 16(a) were not filed in connection with the Company's securities issuances to its officers and directors during fiscal 2003 described in "Item 10. Executive Compensation - Standard Arrangements.".

f.  Audit Committee

The Company's Board of Directors does not have a separately-designated standing audit committee or a committee performing similar functions. The Company's entire Board of Directors is acting as the Company's Audit Committee. The Company's Board of Directors has determined that Stephen Grogan, the Chairman of the Board, is an "audit committee financial expert," as defined by applicable by Commission rules and regulations. Based on the definition of "independent" applicable to audit committee members of Nasdaq-traded companies, the Company's Board of Directors has further determined that Mr. Grogan is "independent."

g.  Code of Ethics

On April 7, 2004, the Company adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. Anyone can obtain a copy of the Code of Ethics by contacting the Company at the following address: 4620 Polaris Avenue Las Vegas, Nevada 89103, attention: Chief Executive Officer, telephone: (702) 895-8884. The first such copy will be provided without charge. The Company will post any amendments to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the National Association of Dealers.



ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the compensation paid by the Company to its Chief Executive Officer for services in all capacities to the Company (no other executive officer of the Company had total annual salary and bonus for the fiscal years ended December 30, 2003, 2002, or 2001 exceeding $100,000) (for purposes of this Item 10, the Chief Executive Officer of the Company is referred to herein as the "Named Executive Officer").

                           Summary Compensation Table

                                                                       Long Term Compensation
                           Annual Compensation                         Awards
-----------------------------------------------------------------------------------------------------------------
(a)                (b)      (c)            (d)        (e)             (f)                (g)
Name and           Year     Salary         Bonus      Other Annual    Restricted Stock   Securities Underlying
Principal                                             Compensation    Award(s)           Options/ SARs (#)
Position
-----------------------------------------------------------------------------------------------------------------
Mark Bradley-      2003     $150,000       None       None            $2,250             0
CEO                (1)
-----------------------------------------------------------------------------------------------------------------
                   2002     $150,000       None       None            $840               1,260
                   (2)
-----------------------------------------------------------------------------------------------------------------
                   2001     $89,054        None       None            $560               3,000
                   (3)
-----------------------------------------------------------------------------------------------------------------

(1) In fiscal 2003, Mark Bradley received cash salary in the amount of $150,000; his other compensation included 15,000 shares of the Company's Common Stock valued at $.15.

(2) In fiscal 2002, Mark Bradley received cash salary in the amount of $150,000; his other compensation included 4,000 shares of the Company's Common Stock valued at $.15 and 2,000 shares at $.12 per share; and 9,000 options at $.75. Share prices were based on the market closing price on the date of issuance. Option value is based on the Black Scholes calculation.

(3) In fiscal 2001, Mark Bradley received cash salary in the amount of $89,054; his other compensation included 2,000 shares of the Company's Common Stock valued at $.28 per share; and 3,000 options at $.75. Share prices were based on the market closing price on the date of issuance. Option value is based on the Black Scholes calculation.

Stock Option Grants

There were no stock option grants issued during the fiscal year ended December 31, 2003.

Option Exercises/Value of Unexercised Options

No stock options were exercised by the Named Executive Officer of the Company during the fiscal year ended December 31, 2003. As of December 31, 2003, Mark Bradley, the sole Named Executive Officer, had been granted options to acquire a total of 3,000 shares of the Company's common stock. As of December 31, 2003, all of these options were exercisable, but none of them were in-the-money. The Company has not granted any SAR's of any kind.

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

The Company has also entered into a Performance Bonus and Warrants Agreement (the "Bonus Agreement") with Mr. Bradley. The Bonus Agreement has a term of five years and will expire in accordance with its terms at the end of December 2004. The Bonus Agreement provides that the Company shall pay to Mr. Bradley cash bonuses (on a fiscal year basis) based upon the Company's pre-tax net income ("PTNI") for a fiscal year. The amount of the bonus will be a percentage of PTNI that depends on the level of PTNI. These percentages are set forth in the table immediately below.

         LEVEL OF PTNI                               PERCENTAGES OF PTNI

         $  501,000  -  $1,000,000                          2 1/2%

         $1,001,000  -  $1,500,000                          3 1/2%

         $1,501,000  -  $2,000,000                          4 1/2%

         $2,001,000  -  $2,500,000                          5 1/2%

         $2,501,000  -  $3,000,000                          6 1/2%

         $3,000,000 and higher                              7 1/2%

The Bonus Agreement also provides that the Company shall issue to Mr. Bradley on the last day of each of fiscal 2000, 2001, 2002, 2003 and 2004 warrants to purchase the Company's common stock. The warrants are to have an exercise period of four years from the date of grant. The strike price of the warrants is to be equal to 85% of the closing price of the Company's common stock averaged over the 30 days preceding the grant (the "Average Closing Price"). The number of warrants to be granted is determined by dividing (a) the amount of the cash bonus due under the Bonus Agreement for the related fiscal year, by (b) the Average Closing Price. In addition to the preceding, the Bonus Agreement provides that the Company shall issue to Mr. Bradley shares of common stock and warrants to purchase common stock based on $1.0 million increments of gross revenues realized by the Company in any calendar quarter. Under this arrangement, for each $1.0 million increment of gross revenues, Mr. Bradley is to receive (i) a warrant exercisable for a term of three years to purchase 50,000 shares of common stock at a price per share equal to 85% of the closing price of the common stock averaged over the 30 days preceding the end of the related quarter, and (ii) 20,000 shares. As of the date of this Report, no bonus has been paid, and no warrants have been issued, to Mr. Bradley under the Bonus Agreement.

Standard Arrangements

Directors of the Company do not receive cash compensation for their services as directors or members of committees of the Board of Directors, but were issued 3,000 shares of the Company's Common Stock for each meeting of the Board of the Directors that such director attend for the during the fiscal year ended December 31, 2003. In prior year the company's standard arrangements were 2,000 shares and 3,000 options of the Company's Common Stock for each meeting of the Board of the Directors that such director attended. Although the exercise price for the options granted can be determined annually, the Company had the practice of setting the exercise price at $.75. The options are immediately exercisable and remain so for a two-year exercise period that commenced on the date the options were granted.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 31, 2004 information regarding the beneficial ownership of Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.


Title of Class               Name and Address of           Amount and Nature of          Percent of
                             Beneficial Owner              Beneficial Ownership          Class(1)
--------------               --------------------          ---------------------         -----------

Common Stock                 Mark Bradley                   3,632,022(2)                  26.36%
                             4620 Polaris Avenue
                             Las Vegas, NV 89103

Common Stock                 Cede & Company                 2,030,862                     14.74%
                             P.O. Box 222
                             Bowling Green Station
                             New York, NY 10274

Common Stock                 Peter Rona                     1,048,796(3)                   7.61%
                             14 Meteor Dr.
                             Etobicoke, ON
                             MOW 1A4
                             Canada

Common Stock                 Joost Van Adelsberg              993,924 (4)                  7.21%
                             1809 Via Visalia
                             Palos Verdes, CA 90274

Common Stock                 Richard Jaslow                   821,766                      5.97%
                             300 Fanunce Corner Road
                             North Dartmouth, MA
                             02747

Common Stock                 Action Gaming                    717,946                      5.21%
                             2116 Redbird Drive
                             Las Vegas, NV 89134

Common Stock                 Michael Berk                     515,333(5)                   3.70%
                             4620 Polaris Avenue
                             Las Vegas, NV 89103

Common Stock                 Darius Irani                     578,587(6)                   4.24%
                             1809 Via Visalia
                             Palos Verdes, CA 90274

Common Stock                 Seth Horn                        226,000                      1.64%
                             4652 Charnock Dr.
                             Irvine, CA 92604

Common Stock                 Stephen Grogan                    96,000(7)                      *
                             2620 S. Maryland
                             Las Vegas, NV 89109

 Common Stock                Directors and Executive
                             Officers as a Group            7,096,662(8)                  51.52%(9)


*        Less than one percent (1%)

(1) This table is based on 13,774,195 shares of Common Stock outstanding on December 31, 2003. If a person listed on this table has the right to obtain additional shares of Common Stock within 60 days from December 31, 2003, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(2) This figure includes: (a) 3,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options at a price of $.75 per share (b) 25,000 shares held by his infant daughter.
(3) This figure includes 3,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.
(4) This figure includes 3,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.
(5) This figure includes 153,000 shares of Common Stock issuable upon the exercise of currently exercisable at a price of $.75 per share.
(6) This figure includes 3,000 shares issuable upon the exercise of currently exercisable stock options at a price of $.75 per share.
(7) This figure includes 3,000 shares issuable upon the exercise of currently exercisable stock options at a price of $.75 per share and, (b) 15,000 shares held by his immediate family.
(8) This figure is based on the current number of shares of Common Stock that each director and executive officer of PNTV owns plus the number of shares of Common Stock that each director and executive officer has the right to obtain within 60 days from December 31, 2003.
(9) This percentage was derived by dividing the number of shares determined by footnote 8 by the sum of the number of shares of Common Stock outstanding as of December 31, 2003 and the number of shares of Common Stock that each executive officer and director had the right to obtain within 60 days from December 31, 2003.



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



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

         (i) Consolidated Financial Statements:


Report of Independent Auditors...............................................F-1

   Consolidated Balance Sheets as of December 31, 2003.......................F-2

   Consolidated Statements of Income for the years ended
      December 31, 2003 and 2002.............................................F-3

   Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 2003 and 2002.............................................F-4

   Consolidated Statements of Cash Flows for the years ended
      December 31, 2003 and 2002.............................................F-5

   Notes to Consolidate Financial Statements.................................F-6

         (ii) Financial Statement Schedules:

                  Schedule II - Valuation and Qualifying Accounts

         (iii)  Exhibits

         The following exhibits are filed with this Annual Report or are incorporated herein by reference:

       Exhibit   Title of Exhibit
       Number

         3.1      Articles of Incorporation*
         3.2      Bylaws*
         10.1     Agreement with IGT, Inc.*
         10.2     Master Services Agreement with Station Casinos, Inc.**
         10.3     Employment Agreement with Mark Bradley
         10.5     Master Services Agreement with Trump Marina Hotel Casino
         10.6     Stock Purchase Agreement with KO Ventures, LLC
         16       Letter on change in certifying accountant***
         31.1     Sarbanes Oxley Section 302 Certification
         32.1     Sarbanes Oxley Section 906 Certification


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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Malone & Bailey, PLLC, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal years ended December 31, 2002 and December 31, 2003. Malone & Bailey, PLLC has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

      Malone & Bailey, PLLC was paid aggregate fees of approximately $19,660 for the fiscal year ended December 31, 2002 and approximately $17,260 for the fiscal year ended December 31, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

      Malone & Bailey, PLLC was not paid any additional fees for the fiscal year ended December 31, 2002 and December 31, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

      Malone & Bailey, PLLC was not paid any aggregate fees for the fiscal years ended December 31, 2002 and December 31, 2003 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

      Malone & Bailey, PLLC was paid no other fees for professional services during the fiscal years ended December 31, 2002 and December 31, 2003.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2004

                                                       The Players Network

                                                  By:  /s/ Mark Bradley
                                                       -----------------------
                                                 Its:  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                              Title                         Date

/S/ Mark Bradley           Director & Chief Executive        April 13, 2004
----------------
Mark Bradley               Officer (Principal
                            Executive Officer)

/S/ Michael Berk           Director                          April 13, 2004
------------------
Michael Berk

/S/ Stephen Grogan         Chairman of the Board             April 13, 2004
------------------
Stephen Grogan

/S/ Darius Irani           Director                          April 13, 2004
------------------
Darius Irani

/S/ Joost Van Adelsberg    Director                          April 13, 2004
-----------------------
Joost Van Adelsberg

/S/ Seth Horn              Chief Financial Officer           April 13, 2004
-------------
Seth Horn                  (Principal Financial Officer &
                           Principal Accounting Officer)

                               THE PLAYERS NETWORK
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

                                                  2003            2002
                                              ------------    ------------
Revenues
       Network                                $    145,516    $    370,629
       Advertising and Television                  127,285          22,265
       Production                                   40,347         123,715
       Stage and other                              37,338          79,884
                                              ------------    ------------
               Total revenues                      350,486         596,493
                                              ------------    ------------

Operating expenses
       Cost of production                          109,052          87,588
       Selling                                      20,823           5,811
       General and administrative                  627,260         782,332
       Impairment                                   39,597          54,000
       Bad debts                                     8,475          31,026
       Depreciation and amortization               334,176         429,804
       Interest expense                              8,478          25,034
       Gain on sale of assets                      (16,359)              0
       Debt forgiveness                            (14,657)
       Forfeited investor deposit                 (200,000)       (150,000)
                                              ------------    ------------

               Total expenses                      931,502       1,250,938
                                              ------------    ------------

Net loss                                      $   (581,016)   $   (654,445)
                                              ============    ============


Basic and Diluted earnings (loss) per share         ($0.04)         ($0.06)

Weighted average shares outstanding             13,977,968      11,605,953

               See accompanying summary of accounting policies and
                         notes to financial statements.

                               THE PLAYERS NETWORK
                                  BALANCE SHEET
                                December 31, 2003

ASSETS

         Current assets
                Cash                                           $     6,799
                Accounts receivable, net                            30,358
                Prepaid barter credits                               5,000
                Prepaid expenses and other current assets            2,559
                                                               -----------
                       Total current assets                         44,716

Property and equipment,
         net of $340,119 accumulated depreciation                  219,036
Intangible assets
         Video film library,
                net of $1,434,647 accumulated amortization         379,816
         Trademark and deposits,
                net of $1,828 accumulated amortization               8,874
                                                               -----------

                Total assets                                   $   652,442
                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities
                Accounts payable                               $   174,042
                Accrued expenses                                     4,930
                Accrued officer salary                             106,720
                Deferred revenue                                     6,648
                                                               -----------
                     Total current liabilities                     292,340

                       Total liabilities                           292,340
                                                               -----------

Stockholders' Equity
         Common stock, $.01 par value; 25,000,000 shares
           authorized, 14,380,225  shares
           issued and outstanding                                   14,380
         Additional paid-in capital                              7,367,674
         Accumulated deficit                                    (7,021,952)
                                                               -----------
                Stockholders' equity                               360,102

                                                               -----------
                Total liabilities and stockholders' equity     $   652,442
                                                               ===========

               See accompanying summary of accounting policies and
                         notes to financial statements.


                               THE PLAYERS NETWORK
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002


                                                                               2003        2002
                                                                            ---------    ---------
Cash flows from operating activities
              Net loss                                                      ($581,016)   ($654,445)
              Adjustments to reconcile net loss to
                      net cash used in operating activities
                      Depreciation and amortization                           334,176      429,804
                      Stock and options issued for services                    69,600      153,940
                      Impairment                                               39,597       54,000
                      Net gain on assets sold                                 (16,356)           0
                      Net change in unused barter credits                      21,000           53
              Net changes to:
                      Accounts receivable                                     (23,783)         150
                      Other current assets                                       (218)      12,764
                      Account payable                                          17,065      (45,174)
                      Accrued expenses                                          4,930       (7,177)
                      Accrued expenses due to stockholder                      76,806       57,347
                      Deferred revenue                                        (26,089)     (21,665)
                                                                            ---------    ---------
                      Net cash provided by (used in) operating activities     (84,288)     (20,403)
                                                                            ---------    ---------

Cash flows used in investing activities
              Purchase of property and equipment                               (2,750)     (21,370)
              Changes in trademarks and deposits                                5,868       (7,238)
                                                                            ---------    ---------
                      Net cash used in investing activities                     3,118      (28,608)
                                                                            ---------    ---------

Cash flows provided by financing activities
              Stock purchase deposit                                          200,000      100,000
              Proceeds from shareholder notes                                  70,000
              Proceeds from the sale of assets                                 31,700
              Payment on installment debt                                     (23,541)     (70,394)
                                                                            ---------    ---------
                      Net cash provided in financing activities               208,159       99,606
                                                                            ---------    ---------

Net increase (decrease) in cash                                               126,989       50,595

Cash at beginning of period                                                    79,810       29,215
                                                                            ---------    ---------
Cash at end of period                                                       $ 206,799    $  79,810
                                                                            =========    =========

Supplemental cash flow information
              Interest paid                                                 $   3,605    $  25,034

Non-cash investing and financing activities
              Proprety acquired by barter                                   $       0    $   3,000
              Notes payable exchanged for stock issued                      $       0    $ 276,687


               See accompanying summary of accounting policies and
                         notes to financial statements.

                               THE PLAYERS NETWORK
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                 Additional
                                         Common Stock            Paid-in        Accumulated
                                       Shares       Amount       Capital        Deficit          Total
                                    -----------   -----------   -----------    -----------    -----------

Balances, December 31, 2001           9,439,776   $     9,440   $ 6,772,387    $(5,786,490)   $   995,337

Stock issued for cash                   303,303           303        99,697        100,000

Stock issued for services             1,306,833         1,307       152,633        153,940

Stock issued at fair value to
  stockholders in exch. for notes     2,305,614         2,306       274,380        276,686

Share adjustment                        128,669           128          (128)             0

Net loss                                     --            --            --       (654,445)      (654,445)
                                    -----------   -----------   -----------    -----------    -----------

Balances, December 31, 2002          13,484,195   $    13,484   $ 7,298,969    $(6,440,935)   $   871,518

Stock issued for services               290,000           290        69,310         69,600

Net loss                                     --            --            --       (581,016)      (581,016)
                                    -----------   -----------   -----------    -----------    -----------

Balances, December 31, 2003          13,774,195   $    13,774   $ 7,368,279    $(7,021,951)   $   360,102
                                    ===========   ===========   ===========    ===========    ===========


               See accompanying summary of accounting policies and
                         notes to financial statements.

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

Revenue recognition:

Network revenue consists of monthly network broadcast subscription revenue which is recognized as the service is performed. Broadcast television advertising revenue is recognized when advertisements are aired. Video production revenue is recognized as digital video film is completed and accepted by the customer. Stage rentals are recognized during the rental period.

Barter transactions:

PNTV records other barter transactions at the fair value of the non-monetary asset exchanged. During 2003 and 2002, $0 and $36,000 in Stations Casino Hotel expense allowances was recognized as revenues. At December 31, 2003, $8,703 of prior year accrued benefits was written off because of the inability to use them and $5,000 in unused such allowances from the prior year remained and is shown as a current asset. All such amounts must be used by May 2004.

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

A summary is as follows:

  Video filming and broadcast equipment      10 years          $456,701
  Computers and office equipment         3 - 10 years            74,185
  Leasehold improvements                      5 years            28,269
                                                               --------
                                                                559,155
  Less:  accumulated amortization                              (340,119)
                                                               --------
    Total                                                      $219,036
                                                               ========

Depreciation expense charged to operations was $59,808 and $73,790 for 2003 and 2002, respectively.

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

Amortization expense of $259,208 and $266,759 of generic video film library costs incurred and capitalized in prior periods was charged to operations in 2003 and 2002, respectively. In addition, $71,696 and $62,588 of video film production costs were directly expensed for 2003 and 2002, respectively.

Website:

PNTV capitalized certain costs incurred in 1999 - 2001 in the development of its e-commerce web site, PNTVNETWORK.COM. These costs were being amortized on a straight-line basis over a period of three years. Amortization expense for 2003 and 2002 was $15,160 and $89,255, respectively.

Other intangible assets:

PNTV has trademarked the name "PNTV Network", and the expression "Everyone wants to be a player." Net trademark costs of $7,304 are not amortized in accordance with FASB 142, because management considers such trademarks to have indefinite lives.

Long-lived assets:

PNTV makes reviews for the potential impairment of long-lived assets and certain identifiable intangibles, such as their video film library and website, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. There were impairment losses of $39,597 and $0 for 2003 and 2002, respectively.

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

Stock-based compensation:

Stock options issued to employees are accounted for using the intrinsic value method. Stock warrants issued to other than employees are accounted for using fair value by applying the Black-Scholes calculation methods.

Recent Accounting Pronouncements

Players does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Players' results of operations, financial position or cash flow.

Reclassifications:

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


NOTE 2 - STOCKHOLDER NOTES PAYABLE AND ACCRUED OFFICER SALARIES

At December 31, 2003, accrued and unpaid officer salary was due of $106,720.

In May 2002, PNTV exchanged $159,425 in shareholder loans and $117,262 in accrued compensation in exchange for 2,305,614 shares of common stock, at the then-current market price of $.12 per share.


NOTE 3 - STOCKHOLDERS' EQUITY

In 2003, PNTV issued 290,000 shares of common stock in exchange for services valued at the current trading price of $.24 per share or $69,600.

In 2002, PNTV issued 1,328,331 shares of common stock in exchange for shareholder loans of $159,425; 977,283 shares in exchange for amounts due to an officers and a director for $117,262; and 303,303 shares for $100,000.

Also in 2002, 128,669 shares are shown as issued to clear up a dispute regarding shares issued to consultants in 1998 and recorded by both PNTV and its transfer agent, but which PNTV showed as cancelled in 1998.


NOTE 4 - INCOME TAXES

Income taxes are not due since PNTV has had losses since inception. As of December 31, 2003, PNTV had approximately $4,550,000, which expire in the years 2010 - 2023.

The components of deferred taxes are as follows:

                                                           2002       2002
                                                      ----------- -----------
       Deferred tax assets
         Net operating loss carryforwards             $ 1,547,000 $ 1,285,000
       Less:  valuation allowance                      (1,547,000) (1,285,000)
                                                      ----------- -----------
       Net deferred tax assets                        $         0 $         0
                                                      =========== ===========

NOTE 5 - COMMITMENTS

Effective January 1, 2000, PNTV entered into a five-year employment agreement with its president, who is responsible for the day-to-day operations of PNTV's business, the implementation of policies and creative direction of PNTV. The agreement provides for a base salary of $100,000, with a $25,000 increase after the first two years. As Executive Producer and Creator, the president will also be entitled to a 10% fee on any Company royalties received on the production content developed and produced by him, as specified in the agreement. Unpaid and accrued salaries of approximately $106,720 were included in accrued expenses at December 31, 2003.

NOTE 6 - STOCK OPTIONS AND WARRANTS

In 2003 and 2002, PNTV issued 0 and 54,000 stock options and warrants, respectively, to officers, key employees, directors and outside consultants as compensation and for services rendered.

PNTV uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During 2003 and 2002, no compensation expense was recognized for the issuance of options to employees, because no option prices were below market prices at the date of grant.

During 2003 and 2002, PNTV issued no warrants to non-employees whose stock-based compensation must be recorded at fair value pursuant to FASB Interpretation Number 44.

Had compensation cost for PNTV's stock-based compensation plan for employees been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, PNTV' net losses and loss per share would have been increased to the pro forma amounts indicated below:

            (in thousands)                               2003         2002
                                                       -------       -------
      Net loss available for common shareholders
                             -As reported              $ (581)        $(654)
                               -Pro forma                (581)         (655)
      Net loss per share     -As reported              $ (.04)        $(.06)
                               -Pro forma                (.04)         (.06)

The weighted average fair value of the stock options granted during 2002 was $.75. Variables used in the Black-Scholes option-pricing model for 2002 and 2001 include (1) 4.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

Summary information regarding options and warrants is as follows:


                                                              Weighted                                       Weighted
                                                              average                                        average
                                       Options                Share Price               Warrants             Share Price
                                       ---------              ----------                --------             -----------
Outstanding at
      December 31, 2001                2,263,000               $ .77                     350,000                $1.75

Year 2002:
      Granted                             54,000                 .75
      Expired                           (514,000)                .75
                                        --------               -----                   ---------                -----
Outstanding at
      December 31, 2002                1,803,000               $ .78                     350,000                $1.75

Year 2003:
      Granted                                  0
      Expired                         (1,335,000)               1.13                     350,000                $1.75
                                        --------               -----                   ---------                -----
Outstanding at
      December 31, 2003                  468,000               $ .49                           0
                                        ========               =====                   =========                =====


Options outstanding and exercisable as of December 31, 2003:

                               - - Outstanding - -              Exercisable
                            Number             Remaining        Number
      Exercise Price        of Shares          life             of Shares
      --------------        ---------          ---------        ----------
            $ .35             300,000          2 years            300,000
              .75             168,000          1 year             168,000
                            ---------                           ---------
                              468,000                             468,000
                            =========                           =========

NOTE 7 - FORFEITED INVESTOR STOCK PURCHASE DEPOSITS

In March 2003, an investor approached PNTV with a merger proposal and gave PNTV a $200,000 deposit for 606,060 shares as the first payment on the plan. The transaction did not occur and this advance was forfeited since that investor did not perform.

In fiscal 2002, an investor group which had proposed to acquire PNTV, forfeited their deposit of $150,000, due to their inability to finance a transaction.

NOTE 8 - BARTER TRANSACTIONS

In connection with a subscription agreement with a hotel chain, PNTV received $17,500 in 2003 of complimentary room and food services. During 2003 and 2002, PNTV utilized approximately $3,000 and $28,000 respectively, in room and food services. Because the amount utilized in 2003 was very small, all 2003 credits were reversed and a write off of $8,703 in unused 2002 charges was made.

NOTE 9 - MAJOR CUSTOMERS

Sales to three and five customers were approximately 65% and 73% of total revenues for 2003 and 2002, respectively. No other customers accounted for 10% or more revenues in either year.