Form 10QSB
period 2004-03-31
PLAYERS NETWORK
filed 2004-05-19
CIK 1037131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock, no par value, outstanding as March 31, 2004: 13,774,195 shares

Transitional Small Business Disclosure Format (check one):  Yes ___    No _X_

                               THE PLAYERS NETWORK
                           PERIOD ENDED MARCH 31, 2004

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page

   Item 1.  Financial Statements                                            ___

   Condensed financial statements of The Players Network:

            Balance sheet as of March 31, 2004

            Income statements for the three months
                     ended March 31, 2004 and March 31, 2003

            Statements of cash flows for the three months ended March 31,
                     2004 and March 31, 2003

            Notes to financial statements                                   ___

   Item 2.  Management's  Discussion  and  Analysis

   Item 3.  Controls and Procedures                                         ___

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                ___

SIGNATURE                                                                   ___

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


        THE PLAYERS NETWORK
                 STATEMENT OF OPERATIONS
       THREE MONTHS ENDED MARCH 31, 2004 AND 2003



                                                  2004            2003
                                              ------------    ------------
Revenues
   Network                                    $     21,598    $     83,760
   Advertising                                          --          15,120
   Production and other                             31,069          10,665
                                              ------------    ------------
       Total revenues                               52,667         109,545
                                              ------------    ------------
Operating expenses
   Video production costs                           20,746          10,503
   Selling, general and administrative             175,399         180,732
   Depreciation and amortization                    77,932          94,814
   Interest                                          1,457           3,193
                                              ------------    ------------
       Total operating expenses                    275,534         289,242
                                              ------------    ------------

Other Income                                                       200,000

Net Income (Loss)                             $   (222,867)   $     20,303
                                              ============    ============

Basic and Diluted earnings (loss) per share   $      (0.02)   $       0.00
Weighted average shares outstanding             13,774,195      13,558,269

                               THE PLAYERS NETWORK
                                  BALANCE SHEET
                                 MARCH 31, 2004

                                                                     2004
                                                                 -----------
     Current assets
         Cash                                                    $    37,419
         Accounts receivable                                          13,040
                                                                 -----------
            Total current assets                                      50,459

Property and equipment,
     net of $353,249 accumulated depreciation                        205,906

Intangible assets
     Video film library,
         net of $1,499,449 accumulated amortization                  315,014
     Trademark and other assets,
         net of $1,828 accumulated amortization                        8,574
                                                                 -----------

         Total assets                                            $   579,953
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
         Accounts payable                                        $   215,051
         Accrued expenses                                              8,565
         Accrued salary due to officer                               126,956
         Deferred revenue                                             92,146
                                                                 -----------
              Total current liabilities                              442,718
                                                                 -----------


Stockholders' Equity
     Common stock, $.01 par value; 25,000,000 shares
         authorized, 13,774,195  shares issued and outstanding        13,774
     Additional paid-in capital                                    7,368,280
     Accumulated deficit                                          (7,244,819)
                                                                 -----------
         Stockholders' equity                                        137,235
                                                                 -----------

         Total liabilities and stockholders' equity              $   579,953
                                                                 ===========

                               THE PLAYERS NETWORK
                             STATEMENT OF CASH FLOWS
                     3 Months Ended March 31, 2004 and 2003

                                                     2004          2003
                                                   ---------    ---------
Cash flows from operating activities
        Net loss                                   ($222,867)   $  20,303
        Adjustments to reconcile net loss to
           net cash used in operating activities
           Depreciation and amortization              77,932       94,814
           Writeoff of unused barter credits           5,000
        Net changes to:
           Accounts receivable                        17,318       (4,125)
           Other current assets                        2,559      (15,803)
           Account payable                            41,009       (6,603)
           Accrued expenses                            3,635       17,543
           Accrued salary due to officer              20,236       18,187
           Deferred revenue                           85,498       (9,000)
                                                   ---------    ---------
           Net cash provided by
             (used in) operating activities           30,320      115,316
                                                   ---------    ---------


Cash flows used in investing activities
        Proceeds from reduction in deposits              300        5,869
        Purchase of property and equipment                         (1,201)
        Additions to video film library                           (12,655)
                                                   ---------    ---------
           Net cash used in investing activities         300       (7,987)
                                                   ---------    ---------

Cash flows provided by financing activities
        Payment on installment debt                               (40,381)
                                                   ---------    ---------

Net increase (decrease) in cash                       30,620       66,948

Cash at beginning of period                            6,799       79,810
                                                   ---------    ---------

Cash at end of period                                 37,419      146,758
                                                   =========    =========

Item 2.           Management's  Discussion  and  Analysis


Item 3. Controls and Procedures

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations. PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

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

At March 31, 2004, we had an accumulated operating deficit of $7,244,819 and stockholders' equity of $137,235.

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

Liquidity and Capital Resources

Our principal source of operating capital has been provided by private sales of our common stock and stockholder loans, as well as revenues from the operations. At March 31, 2004, we had negative working capital of approximately $392,000, of which $92,000 of current liabilities are unearned revenue of which $85,500 will be earned in the second quarter. In addition, $127,000 is unpaid salary owed an officer.

Although we did not have revenue growth this period, this may not be indicative of future operating results and there can be no assurance that it will achieve or maintain profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

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

At March 31, 2004, we had two full time employees and three part time consultants.

Recent Events:

In December 2002, we received a "Letter of Intent" from an investment group to purchase 13,636,363 of our company's common shares for $4.5 million, and an option to purchase an additional 10,000,000 shares at $.50 each. Accompanying the "Letter of Intent" was $100,000 for the purchase of 303,303 shares our common stock. In March 2003, we received $200,000 in connection with the "letter of intent" in exchange for 606,060 shares of our common stock.

In August 2003, we terminated this agreement due to "non-performance" and the investor returned 606,060 shares of common stock which were subsequently cancelled. Our financial statements reflect this change of events.

In July 2003 we signed an agreement with Morningstar Entertainment Inc. to distribute our videos to mass marketers such as Wal-Mart, Rite-Aid, and Walgreens. Our videos began appearing in stores across North America in January 2004.

Results of Operations - Three Months Ended March 31, 2004 and 2003

Revenues decreased 52% from $110,000 for the first quarter of 2003 to $53,000 for the first quarter of 2004. For the first quarter of 2004, we had $22,000 in network revenue, no advertising revenue, and $31,000 in production and other revenue, compared to $84,000 in network revenue, $15,000 in advertising revenue and $11,000 in Production and Other Revenue for the first quarter of 2003. We received an $85,500 advance partial payment for an $185,000 production that will occur in the second quarter of 2004 in connection with our paid advertising television model. We believe this a beginning of a substantial increase in sponsored television programming on the Dish Network and non-gaming hotel properties.

Video production expense increased 100% to $21,000 from $10,500. The increase is due to our charging production costs for the paid adverting television production in the period they occur.

Selling and administrative expenses decreased 4% to $175,000 from $182,000. Rent fell to $15,000 from $19,000, legal and accounting expense rose to $40,000 from $35,000; and travel expenses increased to $30,000 from $12,000.

Depreciation and amortization decreased 18% to $78,000 from $95,000. This is due to our charging off production for our hotel customers over the life of the network agreement as video production expense and not amortizing this production. Also, our "PLAYERSNETWORK.COM" website was fully amortized in 2003.

Interest expense decreased 48% to $1,500 from $3,200, because our notes payable were paid in full later in 2003.

Critical Accounting Policies

Video Library

Our Video Library consists of over 500 completed videos. The library consists of gaming instruction which were produced at our own expense, videos produced for gaming equipment manufacturers and videos produced for our network hotel customers. For gaming instruction and equipment video, we record the cost of production and amortize the cost over the estimated useful life (7 years). We amortize hotel customer production over the life of the hotel network agreement, which usually run 24 to 36 months. This policy recognizes that customized video for hotel customers are subject to a shorter "shelf life" than gaming instruction video. We review our library catalogue quarterly and determine which videos are no longer of value. At 3/31/04 we had a net carrying value for our Video of $313,000.

Revenue Recognition

We adopted revenue recognition policies to comply fully with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Network revenue consists of initial, subscription and renewal revenues. We had $92,000 in deferred and unearned revenue at March 31, 2004. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rentals and post production revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.



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

Exhibit
Number      Description

31.01 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.01       Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.


      (b)   Reports on Form 8-K

            None

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE PLAYERS NETWORK
                                             (Registrant)


                                             By: /s/ Mark Bradley
                                                 ----------------------------
                                                      Mark Bradley,
                                                      Chief Executive Officer

                                             By: /s/ Seth Horn
                                                 ----------------------------
                                                      Seth Horn,
                                                      Chief Financial Officer

Dated: May 18, 2004