Form 10KSB/A
period 2003-12-31
PLAYERS NETWORK
filed 2004-06-10
CIK 1037131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB/A

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

PURPOSES OF AMENDMENT

      The Players Network (the "Company") is filing this its Amendment No. 1 to its Annual Report on Form 10-KSB for its fiscal year ended December 31, 2003 to add the Company's Independent Auditors' Report for such year. No other amendment to such Annual Report is being made in this connection.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of The Players Network
  Las Vegas, Nevada

We have audited the accompanying balance sheet of The Players Network (PNTV) as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flow for each of the two years then ended. These financial statements are the responsibility of PNTV's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations of The Players Network as of December 31, 2003, and for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


March 22, 2004

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amendment to be signed on behalf by the undersigned, thereunto duly authorized.

Dated: June __, 2004

                                               THE PLAYERS NETWORK
                                               By: /s/ Mark Bradley
                                                   -----------------------------
                                               Its: Chief Executive Officer