Form 10QSB
period 2004-06-30
PLAYERS NETWORK
filed 2004-08-23
CIK 1037131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended: June 30, 2004

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

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

The number of shares of common stock, with par value of $0.001 outstanding as July 31, 2004: 13,345,682 shares

Transitional Small Business Disclosure Format (check one):  Yes ___    No X
                                                                         ---

                               THE PLAYERS NETWORK
                           PERIOD ENDED JUNE 30, 2004

                                      INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                        1

         Condensed financial statements of The Players Network:

                  Balance sheet as of June 30, 2004                           1

                  Income statements  for the six months and three
                  months ended June 30, 2004 and June 30, 2003                2

                  Statements of cash flows for the six  months
                  and three  months ended June 30, 2004 and
                  June 30, 2003                                               3

                  Notes to financial statements                               4

         Item 2.  Management's  Discussion  and  Analysis                     5

         Item 3.  Controls and Procedures                                     8

PART II. OTHER INFORMATION                                                    8

SIGNATURE                                                                    10

PART I.           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               THE PLAYERS NETWORK
                                  BALANCE SHEET
                                  JUNE 30, 2004

ASSETS
      Current assets
          Cash                                                      $     9,909
          Accounts receivable                                            16,900
                                                                    -----------
              Total current assets                                       26,809

Property and equipment,
      net of $366,379 accumulated depreciation                          192,776
Intangible assets
      Video film library,
          net of $1,556,276 accumulated amortization                    258,187
      Trademark and other assets,
          net of $1,828 accumulated amortization                          8,574
                                                                    -----------

          Total assets                                              $   486,346
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities
          Accounts payable                                          $   209,599
          Accrued expenses                                                4,161
          Accrued expenses due to stockholders                          149,927
          Shareholder Loan                                               14,000
          Deferred revenue                                                3,600
                                                                    -----------
              Total liabilities                                         381,287


Stockholders' Equity
      Common stock, $.001 par value; 25,000,000 shares
          authorized, 12,790,892  shares issued and outstanding          12,791
      Additional paid-in capital                                      7,369,263
      Accumulated deficit                                            (7,276,995)
                                                                    -----------
          Stockholders' equity                                          105,059

                                                                    -----------
          Total liabilities and stockholders' equity                $   486,346
                                                                    ===========

                               THE PLAYERS NETWORK
                             STATEMENT OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                              For the six months ended       For the three months ended
                                            ----------------------------    ----------------------------
                                                2004            2003            2004            2003
                                            ------------    ------------    ------------    ------------
Revenues
      Network                               $     41,548    $    129,089    $     19,950    $     45,329
      Advertising                                 42,080          16,595          42,080           1,475
      Production and other                       246,999          15,165         215,930           4,498
                                            ------------    ------------    ------------    ------------
          Total revenues                         330,627         160,849         277,960          51,302
                                            ------------    ------------    ------------    ------------

Operating expenses
      Cost of production                         121,954          15,378         101,208           4,875
      Selling, general and administrative        312,228         331,888         136,829         148,741
      Impairment                                       0          30,894               0          30,894
      Depreciation and amortization              147,890         179,345          69,957          84,532
                                            ------------    ------------    ------------    ------------
          Total operating expenses               582,072         557,505         307,994         269,042
                                            ------------    ------------    ------------    ------------

Other expenses
      Interest expense                             3,598           6,702           2,142           3,507
      Gain on sale of assets                           0         (11,159)              0         (11,159)
      Other Income                                              (200,000)                       (200,000)
                                            ------------    ------------    ------------    ------------

Net Income (Loss)                           $   (255,043)   $   (192,199)   $    (32,176)   $    (10,088)
                                            ============    ============    ============    ============


Basic and Diluted loss per share            ($      0.02)   ($      0.01)   ($      0.00)   ($      0.00)

Weighted average shares outstanding           13,462,283      13,827,629      13,276,609      14,090,255

                               THE PLAYERS NETWORK
                        CONDENSED STATEMENT OF CASH FLOWS
                SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                      2004         2003
                                                                   ---------    ---------
Cash flows from operating activities
         Net loss                                                  $(255,043)   $(192,199)
         Adjustments to reconcile net loss to
             net cash used in operating activities
             Depreciation and amortization                           147,889      179,345
             Net change in unused barter credits                       5,000
             Forfieted purchase deposit                                          (200,000)
             Impairment                                                            30,894
             Net gain on assets sold                                              (11,156)
         Net changes to:
             Accounts receivable                                      13,458       (5,800)
             Prepaid assets                                            2,559      (20,130)
             Account payable                                          35,555       (6,119)
             Accrued expenses                                           (767)       8,703
             Accrued expenses due to stockholder                      43,207       29,187
             Deferred revenue                                         (3,048)     (27,067)
                                                                   ---------    ---------
             Net cash provided by (used in) operating activities     (11,190)    (214,342)
                                                                   ---------    ---------

Cash flows used in investing activities
         Proceeds from reduction in deposits                             300        5,869
         Purchase of property and equipment                                        (4,337)
         Additions to video film library                                          (20,311)
                                                                   ---------    ---------
             Net cash used in investing activities                       300      (18,779)
                                                                   ---------    ---------

Cash flows provided by financing activities
         Advances by stockholders                                     14,000
         Sales of common stock                                                    200,300
         Proceeds from the sale of assets                                          26,500
         Payment on installment debt                                              (41,009)
                                                                   ---------    ---------
             Net cash provided in financing activities                14,000      185,791
                                                                   ---------    ---------

Net increase (decrease) in cash                                        3,110      (47,330)

Cash at beginning of period                                            6,799       79,810

                                                                   ---------    ---------
Cash at end of period                                                  9,909       32,480
                                                                   =========    =========

                               THE PLAYERS NETWORK

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The balance sheet of The Players Network (PNTV) as of June 30, 2004, and the related statements of operations and cash flows for the six- and three-month periods ended June 30, 2004 and 2003 have been prepared by PNTV without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly PNTV's financial position and results of operations. The results of operations for the current periods are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2003 as reported in Form 10-KSB, have been omitted.

2.   CANCELLATION OF COMMON SHARES

     In April 2004, the PNTV's Board of Directors approved the cancellation of 983,303 common shares which had been issued for services to several individuals whom management believes didn't perform or render complete service. This cancellation had no effect on the statement of operations.

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

At June 30, 2004, we had an accumulated operating deficit of $7,276,995 and stockholders' equity of $105,059.

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

Liquidity and Capital Resources

Our principal source of operating capital has been provided by private sales of our common stock and stockholder loans, as well as revenues from the operations. At June 30, 2004, we had negative working capital of $354,000, of which $150,000 is unpaid compensation to two officers.

We did have slight revenue growth this six-month period, but this may not be indicative of future operating results and there can be no assurance that we will achieve or maintain profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

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

At June 30, 2004, we had two full time employees and six part time consultants.

Recent Events:

In July 2003 we signed an agreement with Morningstar Entertainment Inc. to distribute our videos to mass marketers such as Wal-Mart, Rite-Aid, and Walgreens. Our videos began appearing in stores across North America in January 2004. We are quickly approaching the minimum level of shipments to cover the distributors' costs. We anticipate achieving our first revenues from this arrangement in the second half of 2004.

In March 2004, we signed a Video Production Agreement calling for the production of 4, 30 minute videos for total revenues of $257,000. These videos will also be saleable through our retail distribution agreement. We have completed two of these videos and the remaining two videos are in postproduction at July 31, 2004.

On July 31, 2004, we signed a Service Agreement with two downtown Las Vegas hotels.

This agreement is for a 12-month period with a monthly charge of $3,050. The owners of these hotels own three other downtown hotels and have an option to obtain service in these other facilities.

Results of Operations - Six Months Ended June 30, 2004 and 2003

Revenues increased 104% from $161,000 for the first half of 2003 to $331,000 for the first half of 2004. For the first half of 2004, we had $41,000 in network revenue, $42,000 of advertising revenue, and $247,000 in production and other revenue, compared to $129,000 in network revenue, $17,000 in advertising revenue and $15,000 in production and other revenue for the first half of 2003. This slight increase in production and advertising revenue is in connection with our paid advertising television model. We believe this is a beginning of a substantial increase in sponsored television programming on the Dish Network and for non-gaming hotel properties. We will continue to support and promote our traditional network revenue but out primary thrust is in advertiser production and advertising as the core to our core growth strategy.

Video production expense increased 712% to $122,000 from $15,000, which is at a slower rate of increase than our production revenues because of better profit margins. Approximately $100,000 of our cost is attributable to the production agreement we signed in March 2004.

Selling and  administrative  expenses  decreased 6% to $312,000  from  $331,000.
Office salaries decreased $18,000, Insurance expense decreased $7,000 and Internet transmission costs decreased $6,000; while travel expenses increased $24,000.

Depreciation and amortization decreased 18% to $148,000 from $179,000 due to our charging off production for our hotel customers over the life of the network agreement as video production expense and not amortizing this production. Also, our "PLAYERSNETWORK.COM" website was fully amortized in 2003. This trend will continue as our oldest capitalized videos are now becoming fully amortized.

Interest expense decreased 46% to $3,600 from $6,700, due to the full conversion of notes payable in late 2003 and the payoff of all outstanding equipment leases.

Critical Accounting Policies

Video Library

Our Video Library consists of over 520 completed gaming instruction videos. For gaming instruction and equipment video, we had recorded the cost of production and amortized the cost over the estimated useful life (7 years). We amortize hotel customer production over the life of the hotel network agreement, which usually run 24 to 36 months. This policy recognizes that customized video for hotel customers are subject to a shorter "shelf life" than gaming instruction video. We have not capitalized any video production that meets the criterion to be amortized over seven years during the fiscal years 2002, 2003 and 2004 to date. We review our library catalogue quarterly and determine which videos are no longer of value. At June 30, 2004, we had a net carrying value for our video of $258,000.

Revenue Recognition

We adopted  revenue  recognition  policies to comply  fully with the guidance in
Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Network revenue consists of initial, subscription and renewal revenues. We had $3,600 in deferred and unearned revenue at June 30, 2004. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rentals and post production revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 2004, the company issued 555,000 of common shares to 3 consultants that have been working for the company this year in the areas of marketing, productions and management advisory service capacities. The Company claims these issuances fit within the exemption provided by Sections 4(2) of the Securities Act of 1933, as amended, and the rules and regulations there under.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

In July 2004, Stephen Grogan Chairman resigned as chairman and as a director of the company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

EXHIBIT
NUMBER
PAGE NO. TITLE OF EXHIBIT
-------- -----------------------------------------------------------------------
31.1 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1     Certification  Pursuant  to 18 U.S.C.  Section  1350,  as  pursuant  to
         Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) REPORTS ON FORM 8-K

         None

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 THE PLAYERS NETWORK
                                                 (Registrant)


                                                 By: /s/ Mark Bradley
                                                   -----------------------------
                                                   Mark Bradley,
                                                   Chief Executive Officer

                                                 By: /s/ Seth Horn
                                                   -----------------------------
                                                   Seth Horn,
                                                   Chief Financial Officer

Dated: August 23, 2004