Form 10QSB
period 2004-09-30
PLAYERS NETWORK
filed 2004-11-24
CIK 1037131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 2004

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

The number of shares of common stock, with par value of $0.001 outstanding as November __15___, 2004: 14,460,892 shares

Transitional Small Business Disclosure Format (check one):  Yes ___   No _X_

                               THE PLAYERS NETWORK
                         PERIOD ENDED SEPTEMBER 30, 2004

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                       Page

         Item 1.  Financial Statements                                                ___

         Condensed financial statements of The Players Network:

                  Balance sheet as of September 30, 2004

                  Income statements for the nine months and three months ended
                         September 30, 2004 and September 30, 2003

                  Statements of cash flows for the nine months and three  months ended September 30, 2004 and September 30, 2003

                  Notes to financial statements                                       ___

         Item 2.  Management's  Discussion  and  Analysis

         Item 3.  Controls and Procedures                                             ___

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                           ___

         Item 6.  Exhibits and Reports on Form 8-K                                    ___

SIGNATURE                                                                             ___

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                               THE PLAYERS NETWORK
                                  BALANCE SHEET
                               September 30, 2004

ASSETS

     Current assets
         Cash                                                       $       771
         Accounts receivable                                            105,673
         Prepaid expenses and other current assets                          160
                                                                    -----------
             Total current assets                                       106,604

Property and equipment,
     net of $379,510 accumulated depreciation                           179,645
Intangible assets
     Video film library,
         net of $1,590,128 accumulated amortization                     224,336
     Trademark and other assets,
         net of $1,828 accumulated amortization                           8,574
                                                                    -----------

         Total assets                                               $   519,159
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
         Accounts payable                                           $   184,688
         Accrued expenses                                                 1,351
         Accrued expenses due to stockholders                            15,253
         Shareholder loan                                                14,000
         Deferred revenue                                                 3,600
                                                                    -----------
             Total liabilities                                          218,892
                                                                    -----------

Commitments

Stockholders' Equity
     Common stock, $.001 par value; 25,000,000 shares
         authorized, 14,460,892  shares issued and outstanding           14,461
     Additional paid-in capital                                       7,540,143
     Accumulated deficit                                             (7,254,337)
                                                                    -----------
         Stockholders' equity                                           300,267

                                                                    -----------
         Total liabilities and stockholders' equity                 $   519,159
                                                                    ===========

                               THE PLAYERS NETWORK
                            STATEMENTS OF OPERATIONS
             Nine and Three Months Ended September 30, 2004 and 2003

                                                For the Nine months ended     For the Three months ended
                                              ----------------------------    ---------------------------
                                                  2004             2003            2004           2003
                                              ------------    ------------    ------------   ------------
Revenue
   Network                                    $     58,778    $    185,306    $     17,230   $     56,218
   Advertising                                      42,080          16,695               0            100
   Production and other                            380,164          41,479         133,164         26,316
                                              ------------    ------------    ------------   ------------
      Total revenue                                481,022         243,480         150,394         82,634
                                              ------------    ------------    ------------   ------------

Operating expenses
   Cost of production                              153,039          39,582          31,084         20,036
   Selling, general and administrative             360,407         432,115          48,180        124,056
   Impairment                                            0          30,894               0              0
   Depreciation and amortization                   194,871         253,950          46,981         74,605
   Loss on sale of assets                                0           1,159               0              0
                                              ------------    ------------    ------------   ------------
      Total operating expenses                     708,317         756,541         126,245        218,697
                                              ------------    ------------    ------------   ------------

Other expenses
   Interest expense                                  5,089           7,183           1,492            480
                                              ------------    ------------    ------------   ------------
Net Income (Loss)                             $   (232,384)   $   (520,244)   $     22,657   $   (136,543)
                                              ============    ============    ============   ============

Basic and Diluted earnings (loss) per share   $      (0.02)   $      (0.04)   $       0.00   $      (0.01)

Weighted average shares outstanding             13,599,040      13,919,660      13,572,908     14,090,255

                               THE PLAYERS NETWORK
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2004 and 2003

                                                                              2004         2003
                                                                           ---------    ---------
Cash flows from operating activities
        Net loss                                                           $(232,384)   $(520,244)

        Adjustments to reconcile net loss to
            net cash used in operating activities
            Depreciation and amortization                                    194,871      246,405
            Stock issued for services                                         87,550            0
            Impairment                                                             0       30,894
            Net gain on assets sold                                                0      (11,156)
            Net change in unused barter credits                                5,000       (2,500)

        Net changes to:
            Accounts receivable                                              (75,318)     (10,539)
            Prepaid assets                                                     2,399       (5,504)
            Account payable                                                   15,648      (22,966)
            Accrued expenses                                                  (3,579)       3,862
            Accrued expenses due to stockholder                              (11,467)      59,914
            Deferred revenue                                                  (3,048)     (27,067)
                                                                           ---------    ---------
            Net cash used in operating activities                            (20,328)    (258,901)
                                                                           ---------    ---------
Cash flows used in investing activities
        Purchase of property and equipment                                         0       (4,338)
        Additions to video film library                                            0      (18,250)
        Proceeds from the sale of assets                                           0       26,500
        Proceeds from reduction in deposits                                      300        5,868
                                                                           ---------    ---------
            Net cash provided by (used) in investing activities                  300        9,780
                                                                           ---------    ---------
Cash flows provided by financing activities
        Sales of common stock                                                      0      200,000
        Advances by stockholders                                              14,000            0
        Payment on installment debt                                                0      (19,634)
                                                                           ---------    ---------
            Net cash provided by financing activities                         14,000      180,366
                                                                           ---------    ---------

Net increase (decrease) in cash                                               (6,028)     (68,755)

Cash at beginning of period                                                    6,799       79,810
                                                                           ---------    ---------
Cash at end of period                                                      $     771    $  11,055
                                                                           =========    =========
Supplemental cash flow information
        Non-cash transactions
                  Interest paid                                            $      --    $   3,286
              Common shares issued in exchange for debt to related party   $  85,000    $      --

                               THE PLAYERS NETWORK

                          NOTES TO FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The balance sheet of The Players Network (PNTV) as of September 30, 2004, and the related statements of operations and cash flows for the nine- and three-month periods ended September 30, 2004 and 2003 have been prepared by PNTV without audit. In the opinion of management, the accompanying financial statements include all adjustments consisting of normal, recurring adjustments necessary to summarize fairly PNTV's financial position and results of operations. The results of operations for the current periods are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2003 as reported in Form 10-KSB, have been omitted.


2.       ISSUANCE OF COMMON SHARES

In July 2004, PNTV issued 555,000 common shares for services valued at $61,050.

In September 2004, PNTV issued 850,000 common shares in exchange for $85,000 in back pay to the CEO and CFO, and issued 265,000 common shares for services to valued at $26,500.


3.       SHAREHOLDER LOAN

In January 2004, a shareholder paid $14,000 of PNTV debt. There is no interest, collateral, or due date for the loan.

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

At September 30, 2004, we had an accumulated operating deficit of $7,254,337 and stockholders' equity of $300,267.

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


Liquidity and Capital Resources

Our principal source of operating capital has been provided by private sales of our common stock and stockholder loans, as well as revenues from the operations. At September 30, 2004, we had negative working capital of $112,288, of which $14,000 is a shareholder note that is to be converted into common stock.

We did experience an increase in revenue growth during this nine-month period, which may not be indicative of future operating results and there can be no assurance that we will achieve or maintain profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

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

At September 30, 2004, we had one full time employee and seven part time consultants.

Recent Events:

In July 2003 we signed an agreement with Morningstar Entertainment Inc. to distribute our videos to mass marketers. Our videos are available at Wal-Mart and BMG Music and in stores across North America. We are quickly approaching the minimum level of shipments to cover the distributors' costs.

In March 2004, we signed a Video Production Agreement calling for the production of 4, 30 minute videos for total revenues of $257,000. These videos will also be saleable through our retail distribution agreement. We have completed four of these videos as of September 30, 2004.

On July 31, 2004, we signed a Service Agreement with two downtown Las Vegas hotels.
This agreement is for a 12-month period with a monthly charge of $3,050. The owners of these hotels own three other downtown hotels and have an option to obtain service in these other facilities.


Results of Operations - Nine Months Ended September 30, 2004 and 2003

Revenues increased $238,000 or 98 % for the first nine months of 2004. This increase in revenue is attributable to production and advertising revenue is in connection with our paid advertising television model. We believe this is a beginning of a substantial increase in sponsored television programming on the Dish Network and for non-gaming hotel properties. We will continue to support and promote our traditional network revenue but out primary thrust is in advertiser production and advertising as the core to our core growth strategy.

Video production expense increased $113,000 or 283% for the first nine months of 2004, which is related to the increase in our production revenues. Approximately $100,000 of our cost is attributable to the production agreement we signed in March 2004. In addition $35,150 of production expenses for editing and directing were paid in common stock

Selling and administrative expenses decreased $71,000 or 17% for the first nine months of 2004. Payroll expenses have decreased $47,000, Legal expense decreased $17,000 and Internet transmission costs decreased $9,000. In addition $47,400 of consulting, employee compensation and directors expenses were paid in common stock

Depreciation and amortization decreased $59,000 or 23% for the first nine months of 2004, due to our charging off all our production costs and not capitalizing this production. Also, our "PLAYERSNETWORK.COM" website was fully amortized in 2003. This trend will continue as our oldest capitalized videos are now becoming fully amortized.

Interest expense decreased $2,000 or 29% for the first nine months of 2004, due to the conversion of notes payable in late 2003 and the payoff of our equipment leases.

Critical Accounting Policies

Video Library

Our Video Library consists of over 520 completed gaming instruction videos. For gaming instruction and equipment video, we had recorded the cost of production and amortized the cost over the estimated useful life (7 years). We amortize hotel customer production over the life of the hotel network agreement, which usually run 24 to 36 months. 0This policy recognizes that customized video for hotel customers are subject to a shorter "shelf life" than gaming instruction video. We have not capitalized any video production that meets the criterion to be amortized over seven years during the fiscal years 2002, 2003 and 2004 to date. We review our library catalogue quarterly and determine which videos are no longer of value. At September 30, 2004, we had a net carrying value for our video of $224,000.

Revenue Recognition

We adopted  revenue  recognition  policies to comply  fully with the guidance in
Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Network revenue consists of initial, subscription and renewal revenues. We had $3,600 in deferred and unearned revenue at September 30, 2004. Advertising revenue is recognized when advertisements are aired. Production and other revenues consist of video production, stage rentals and post production revenues. Video production revenue is recognized when video production is completed and accepted by the customer. The stage rental and other production revenue is recognized when the stage rental period has expired.


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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

From July to September 2004, the company issued 820,000 of common shares valued at $87,550 to 3 consultants that have been working for the company this year in the areas of marketing, productions and management advisory service capacities; and directors for director services. In addition, the company issued 850,000 of common shares valued at $91,000 in exchange for back pay to the CEO and CFO.

  The Company claims these issuances fit within the exemption provided by Sections 4(2) of the Securities Act of 1933, as amended, and the rules and regulations there under.

[NOTE: ALL THAT IS REQUIRED BY THIS SECTION IS A REPORT ON SALES OF UNREGISTERED SECURITIES, NOT REGISTERED ONES LIKE S-8 SHARES. HOWEVER, THE CAPITAL AND LIQUIDITY PORTION OF THE MD&A SECTION WILL FREQUENTLY DESCRIBE THE S-8 ISSUANCES. ALSO, PLEASE NOTE THAT, AS DESCRIBED IN MY PREVIOUS E-MESSAGE REGARDING CHANGES TO THE REPORTING REQUIREMENTS FOR CURRENT REPORTS ON FORM 8-K THAT WENT INTO EFFECT LAST AUGUST, SALES OF UNREGISTERED SECURITIES MUST NOW BE REPORTED WITHIN FOUR DAYS ON A CURRENT REPORT RATHER THAN WAITING FOR THE NEXT QUARTERLY OR ANNUAL REPORT. IF THE SALES DESCRIBED ABOVE HAD BEEN TIMELY REPORTED ON A CURRENT REPORT, THEN NO FURTHER REPORTING WOULD HAVE BEEN REQUIRED HERE.]


Item 6.  Exhibits and Reports on Form 8-K

(a) EXHIBITS

Exhibit Number
Page No.          Title of Exhibit
--------------    ----------------

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

Dated: November _____, 2004