Form 10KSB
period 2004-12-31
PLAYERS NETWORK
filed 2005-05-19
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-29363

THE PLAYERS NETWORK

(Name of small business issuer in its charter)

Nevada	88-0343702
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4620 Polaris Avenue
Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number including area code: (702) 895-8884

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X       No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended December 31, 2004. $572,652

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of May 13, 2005 was $1,313,188.90 based on 8,754,593 shares at a share value of $0.15.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2005 was 15,570,892 shares.

Transitional Small Business Disclosure Format (check one): Yes            No      X

THE PLAYERS NETWORK

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2004

Index to Report

on Form 10-KSB

PART I	Page

Item 1.	Description of Business	2
Item 2.	Description of Property	5
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	5

PART II

PART III

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  General economic and business conditions, and trends in the travel and entertainment industries;
  Trends in hotel/casino occupancy rates and business and leisure travel patterns, including the potential impacts that wars, terrorist activities, or other geopolitical events might have on such occupancy rates and travel patterns;
  Uncertainties inherent in our efforts to renew or enter into agreements on acceptable terms with its significant hotel/casino customers;
  The loss of customers or sales weakness;
  Our ability to access, produce and distribute programs and other content on acceptable terms;
  The regulatory and competitive environment of the industry in which we operate;
  The potential impact that any negative publicity, lawsuits, or boycotts by opponents of gaming or other gaming related activities distributed by us could have on the willingness of hotel/casino industry participants to deliver such content to guests;
  The potential for increased government regulation and enforcement actions, and the potential for changes in laws that would restrict or otherwise inhibit our ability to make gaming related programming content available over our network systems;
  Competitive threats posed by rapid technological changes;
  Uncertainties inherent in our efforts to improve future operating results by increasing revenue and decreasing costs;
  Uncertainties inherent in our efforts to more effectively manage capital expenditures;

  Uncertainties inherent in our ability to execute upgrades of video systems, including uncertainties associated with operational, economic and other factors;
  The ability of vendors to deliver required equipment, software and services;
  Availability of qualified personnel;
  Competitor responses to our products and services, and the overall market acceptance of such products and services;
  Our ability to secure long-term financing on acceptable terms; and
  Other factors discussed in this Report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Results of Operation" in this document.

In this form 10-KSB references to "PLAYERS NETWORK", "PLAYERS", "PNTV", "the Company", "we," "us," and "our" refer to THE PLAYERS NETWORK.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

The Players Network (herein referred to a PNTV) was incorporated under the laws of the State of Nevada on March 16, 1993.

Business of Issuer

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

During the year ending December 31, 2004, PNTV earned 35% of its gross revenue from ThinkCreative, Inc., a Florida marketing company. ThinkCreative contracted PNTV to produce instructional gaming videos for retail marketing.

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

However, there are numerous providers of in-room entertainment services to the hotel industry. Market participants include, but are not limited to, (i) full service in-room providers, (ii) cable television companies, (iii) direct broadcast satellite services, (iv) television networks and programmers, (v) Internet service providers, (vi) broadband connectivity companies, (vii) other telecommunications companies and (viii) certain hotels. In addition, our services compete for a guest's time and entertainment resources with other forms of entertainment and leisure activities. We anticipate that we will continue to face substantial competition from traditional as well as new competitors. Many of our potential competitors are developing ways to use their existing infrastructure to provide in-room entertainment and/or informational services. Certain of these competitors are already providing guest programming services and may in the future decide to offer similar services to the ones we currently offer to hotels and casinos.

Principal Suppliers

PNTV is not reliant on any one supplier for products or services.

Trademarks

The slogans "Everybody wants to be a player" and "The only game in town" are registered trademarks of PNTV with the United States Patent and Trademark Office. PNTV has received the trademark for "Players Network" and for the service mark "Players Network."

Seasonality

The amount of revenue realized by PNTV each month is affected by a variety of factors, including among others, hotel and casino occupancy rates, business and leisure travel patterns, general economic conditions, changes in the number of rooms served, the number of business days in a month, and holidays. PNTV typically does not experience significant variations in its monthly revenue that can be attributed solely to seasonal factors.

Need for Governmental Approval and Regulation

PNTV does not believe that any governmental approvals are required to sell its products or services.

The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, governs the distribution of video programming by cable, satellite or over-the-air technology, through regulation by the Federal Communications Commission ("FCC"). However, because PNTV's video distribution systems do not use any public rights of way, they are not classified as cable systems and are subject to minimal regulation. Thus, the FCC does not directly regulate the programming provided by PNTV.

Although the FCC generally does not directly regulate the services provided by PNTV, the regulation of video distribution and communications services is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that PNTV's business will not be adversely affected by future legislation or new regulations.

Cost of Research and Development

In the last two years PNTV has expended less than $20,000 in research and development activities related to developing the new services and internet site, including the purchase of certain computer hardware and software.

Employees

PNTV currently has three full time employees and three part time contractors. Management will hire additional employees on an as needed basis. PNTV is not a party to any collective bargaining agreement or labor union contract, nor has it been subjected to any strikes or employment disruptions in its history. However, PNTV has entered into an employment agreement with its president, Mark Bradley. PNTV intends to use the services of independent consultants and contractors to perform various professional services in an attempt to enhance its ability to contain general and administrative expenses.

PNTV's proposed personnel structure could be divided into three broad categories: management and professional, administrative, and project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and work loads demand.

Available Information

PNTV files annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. PNTV's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates.

ITEM 2. DESCRIPTION OF PROPERTY

The principal executive office of PNTV is located at 4620 Polaris Avenue, Las Vegas, Nevada, 89103. PNTV occupies approximately 8,500 square feet of combined office space, soundstage, technical and administrative operations, and warehouse space at these premises pursuant to a lease, which was renewed in March 2005 for a one-year term. The monthly rent is $5,040.

These properties are in good condition, well maintained and adequate for PNTV's current and immediately foreseeable operating needs. PNTV does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

Players Network may become involved in various routine legal proceedings incidental to its business. However, to Players Network's knowledge as of the date of this report, there are no material pending legal proceedings to which Players Network is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PNTV did not submit any matter to a vote of its stockholders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

PNTV's Common Stock is currently traded on the National Association of Security Dealers' over-the-counter bulletin board market (OTC:BB) under the symbol PNTV. The following table sets forth the high and low bid prices for each quarter within the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
1st Quarter	$0.30	$0.15	$0.35	$0.10
2nd Quarter	$0.17	$0.02	$0.15	$0.15
3rd Quarter	$0.11	$0.08	$0.15	$0.09
4th Quarter	$0.30	$0.08	$0.33	$0.10

(b) Holders of Common Stock

As of March 31, 2005, there were approximately 211 holders of record of PNTV's Common Stock. As of May 13, 2005, the closing price of PNTV's shares of common stock was $0.15 per share.

(c) Dividends

PNTV has never declared or paid dividends on its Common Stock. PNTV intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on PNTV's profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently maintain stock option plans to which incentive stock options to purchase shares of common stock may be granted to employees, directors and consultants. These stock option plans were adopted by our board of directors and have not been approved by our stockholders. The following table sets forth information as of December 31, 2004 regarding outstanding options granted under the plans and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	468,000	$ 0.487	3,500,000 (1)

Total	468,000	$ 0.487	3,500,000
  Options available for issuance under PNTV's 2004 Employee Stock Option Plan. As of December 31, 2004, no options have been issued under this plan.

In PNTV's 2004 Employee Stock Option Plan, adopted on September 19, 2004, it has reserved for issuance an aggregate of 3,500,000 shares of common stock. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of PNTV's common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to PNTV in the future. As of December 31, 2004, all 3,500,000 shares remain available for issuance under this stock option plan.

Recent Sales of Unregistered Securities

During 2004, we issued 800,000 shares in lieu of salary payments to Mark Bradley, our CEO, for services preformed under an employment contract, valued at $160,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). Mr. Bradley, because of his position with our company, was deemed to be an accredited investor, as such term is defined in rule 501(a) of Regulation D promulgated under the Securities Act of 1933. The shares were issued directly by us and did not involve a public offering or general solicitation. There were no commissions paid on the issuance of the shares.

During 2004, we issued 2,104,000 shares for services valued at $322,650, the fair market value of the underlying shares. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. There were no commissions paid on the issuance of the shares.

During 2004, we cancelled 983,303 previously issued shares for services due to non-performance.

Subsequent Issuances

On January 10, 2005, we converted accrued salary payable to Mark Bradley, our CEO, in an amount of $53,447 into 292,235 shares of our common stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). Mr. Bradley, because of his position with our company, was deemed to be an accredited investor, as such term is defined in rule 501(a) of Regulation D promulgated under the Securities Act of 1933. The shares were issued directly by us and did not involve a public offering or general solicitation. There were no commissions paid on the issuance of the shares.

On January 15, 2005, we issued 265,000 shares of our common stock to individuals for cash in the amount $65,000. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

In January 2005, we sold 200,000 shares of stock for $50,000. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

On April 20, 2005, we agreed to issue a warrant to purchase 100,000 shares of our common stock, exercisable at $0.30 per share for a period of 36 months, in connection with a purchase of certain assets. We believe that the issuance of the warrant will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On April 22, 2005, we granted options to purchase 406,500 shares of our common stock at a weighted average exercise price of $0.29 per share. We believe that the grant of the options were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products and services, projections concerning operations and available cash flow. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

The following review of operations for the year ended December 31, 2004 should be read in conjunction with our Financial Statements and Notes included in this Form 10-KSB.

OVERVIEW AND OUTLOOK

We produce television programming and videos related to gaming instruction and information for hotel casinos on a private cable channel known as "PLAYERS NETWORK." We also are a 24-hour digital web broadcaster featuring live and previously recorded content. We are evolving from a subscription based model to a traditional advertising based advertising model. Our programming is now available in 16 non-casino properties in Las Vegas, Nevada. Our programming is also now on the "Dish Network" and is being sold on CDs and VHS tapes in mass merchandisers such as Target and Walgreen.

At December 31, 2004, we had an accumulated operating deficit of approximately $7,607,158, assets of $291,168 and $284,222 in liabilities, resulting in a stockholder's equity of $6,946.

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for 2004 and 2003.

	2004	2003	Increase / (Decrease)
	Amount	Amount	$	%
Revenue	$ 569,577	$ 350,486	$ 219,091	63%

Expenses:
Cost of production	148,107	109,052	39,055	36%
General and administrative	650,661	648,083	2,578	0%
Bad debt	2,900	8,475	(5,575)	(66%)
Depreciation and amortization	229,687	334,176	(104,489)	(31%)
Loss on impairment	209,338	39,597	169,741	429%
Total expenses	1,240,693	1,139,383	(101,310)	9%

Net (loss) from operations	(671,116)	(788,897)	(117,781)	15%

Other income (expense):
Gain on Asset Sale	-	16,359	(16,359)	(100%)
Forfeited deposits	-	200,000	(200,000)	(100%)
Interest expense	(4,688)	(8,478)	(3,790)	(45%)

Net (loss)	$ (675,804)	$ (581,016)	$ 94,788	16%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

Revenue: Total revenue for 2004 and 2003 was $569,577 and $350,486, resulting in an increase in revenues of $219,091 or 63%. The increase in revenues is primarily attributable to the additional income received from ThinkCreative, Inc. for the production of an educational gaming video.

Expenses:

Cost of Production for 2004 and 2003 was $148,107 and $109,052, respectively, for an increase of $39,055. The increase is attributable to increased revenues for fiscal 2004.

General and administrative expenses for 2004 and 2003 were $650,661 and $648,083, respectively, for an increase of $2,578 or 0%.

Bad Debt Expense for 2004 and 2003 was $2,900 and $8,475, respectively, for a decrease of $5,575. In 2003, we had extended credit terms to unfamiliar one-time customers resulting in a larger bad debt expense.

Depreciation and Amortization Expense 2004 and 2003 was $229,687 and $334,176, which represented a decrease of $104,489 or 31%. The decrease was a result of the impairment of long-lived assets.

Loss on Impairment for the years ended December 31, 2004 and 2003 were $209,338 and $39,597, respectively, for an increase in loss of $169,741 or 429%. The increase in impairment loss was attributed to an evaluation of the future benefit of our video library. At the balance sheet date we recognized an impairment of the entire carrying value of the asset in the amount of $209,338.

Net Loss: Our net loss for 2004 and 2003 was $675,804 and $581,016, respectively, for an increased loss of $94,788 or 16%.

Liquidity and Capital Resources

Our principal source of operating capital has been provided revenues from the operations, private sales of our common stock and stockholder loans. At December 31, 2004, we had a negative working capital position of approximately $161,454, of which $53,447 are amounts due to our CEO and significant stockholder through accrued compensation.

Although we experienced significant revenue growth in fiscal 2004 (63%), this may not be indicative of future operating results and there can be no assurance that we will achieve or maintain profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

Cash Flows. Since inception, we have financed cash flow requirements through debt financing and the issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

Video Library. PNTV reviews the carrying value of its assets at each balance sheet date assessing the recoverability using undiscounted cash flows based upon historical results and projected future earnings. At December 31, 2004, PNTV recognized an impairment of its remaining video library unamortized costs of $209,338.

Satisfaction of our cash obligations for the next 12 months.

A critical component of our operating plan impacting our continued existence is to efficiently manage our operations while controlling costs, our ability to obtain additional capital through equity and/or debt financing, and expansion of our services into additional hotels and casinos. In the event we experience any significant problems with our operations or cannot obtain the necessary capital to pursue our operating plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

Over the next twelve months we believe that existing capital combined with cash flow from operations will be sufficient to sustain operations as they currently exist, however, any growth or expansion will need to be coupled with a significant capital infusion from either debt or equity financing.

We anticipate incurring operating losses over the next twelve months. Our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Summary of product and research and development that we will perform for the term of our plan.

We anticipate capital expenditures in excess of $200,000 to expand our operations during the next twelve months. We believe that the current cash flows generated from revenues will not be sufficient to fund our anticipated expansion of operations. We may require additional funding to finance our operations through private sales and public debt or equity offerings. However, there is no assurance that we can obtain such financing.

Significant changes in the number of employees.

We currently have four full time employees and two part time employees as well as eight contract personnel that support and operate our field operations. As our operating activities increase, we may need to hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements; however, we have entered into an employment agreement with Mark Bradley. We intend to use the services of independent consultants and contractors to perform various professional services when and as they are deemed necessary. We believe that the use of third-party service providers may enhance our ability to contain general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in this Annual Report. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.

Revenue recognition: Network revenue consists of monthly network broadcast subscription revenue, which is recognized as the service is performed. Broadcast television advertising revenue is recognized when advertisements are aired. Video production revenue is recognized as digital video film is completed and accepted by the customer. Stage rentals are recognized during the rental period.

Impairment of long-lived assets: Long-lived assets held and used by PNTV are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. PNTV recognized impairment losses of $209,338 and $39,597 during 2004 and 2003, respectively.

Income taxes: PNTV applies recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. PNTV provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recent pronouncements: In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for PNTV in the first interim or annual reporting period beginning after December 15, 2005. PNTV expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

At this stage of our business operations, even with our good faith efforts, potential investors have a possibility of losing their investment.

Because the nature of our business is expected to change as a result of shifts as a result of market conditions, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated.

We may need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand, anticipated revenues from operations and the other sources of liquidity are only sufficient enough to fund our operations through fiscal 2005. After that time we will need to rely on cash flow from operations or raise additional cash to fund our operations and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, production and development activities.

If operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to enhance our operations. If our resources or cash flows do not satisfy our operational needs, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may maintain a status quo operational position and curtail any expansion plans.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;
  Disclose certain price information about the stock;
  Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
  Send monthly statements to customers with market and price information about the penny stock; and
  In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Competition in our industry is intense. We are very small and have an extremely limited operating history as compared to the vast majority of our competitors, and we may not be able to compete effectively.

We intend to compete with major and independent providers of content to the hotel and casino industries. The majority of our anticipated competitors have substantially greater financial and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for technology upgrades and marketing. In addition, some of our competitors have been operating in our core areas for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

We are highly dependent on Mark Bradley, our CEO. The loss of Mr. Bradley, whose knowledge, leadership and technical expertise upon which we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of Mark Bradley, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract experienced other technical and professional staff. We have entered into an employment agreement with Mr. Bradley; however, maintain no key person insurance on Mr. Bradley. If we were to lose his services, our ability to execute our business plan would be harmed and we may be forced to substantially decrease operations until such time as we could hire a suitable replacement for Mr. Bradley.

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-23 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer / Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses and our Chief Executive Officer / Chief Accounting Officer concluded that our disclosure controls and procedures are effective, except that we did not file this 2004 Form 10-KSB on time and we do not expect to file our March 2005 Form 10-QSB on time. Our prior CFO resigned last fall and we still have not replaced him. We are working on the problem. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

NAME	AGE	POSITION
Mark Bradley	42	Chief Executive Officer, Principal Financial Officer and Director
Michael Berk	56	Director and President of Programming
Doug Miller	52	Director
Darius Irani	73	Director
Dr. Joost Van Adelsberg	81	Director

Terms of Directors

Mark Bradley has served as a director of PNTV since its inception in 1993. Dr. Joost Van Adelsberg and Darius Irani have served as directors of PNTV for six years. Michael Berk was appointed to the board of directors in the year 2000. Doug Miller was elected to the board during March 2005.

Duties, Responsibilities and Experience

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

Michael Berk is the creator and producer of the television show "Baywatch." Mr. Berk has over 25 years of television and motion picture development, writing and production experience. On March 22, 2005, Mr. Berk was appointed as the Company's president of programming.

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

Douglas R. Miller is the President and Chief Operating Officer of GWIN, Inc. a publicly traded media entertainment company focused on sports advise. Mr. Miller has a B.A. in Economics from the University of Nebraska and has earned his M.B.A. from Stanford University.

Family Relationships

There are no family relationships among directors, executive officers or persons nominated or chosen by PNTV to become directors or executive officers.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the preparation of this Form 10-KSB, we learned that the reports required by Section 16(a) were not filed in connection with the securities issuances to our officers and directors during fiscal 2004 described in "Item 10. Executive Compensation - Standard Arrangements."

Audit Committee

We do not have an Audit Committee, our board of directors during 2004, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Our board of directors has determined that if we were required to have a financial expert and/or an audit committee, Doug Miller, a Director, would be considered an "audit committee financial expert," as defined by applicable Commission rules and regulations. Based on the definition of "independent" applicable to audit committee members of Nasdaq-traded companies, our board of directors has further determined that Mr. Miller is considered to be "independent."

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
  Compliance with applicable governmental laws, rules and regulations;
  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
  Accountability for adherence to the code.

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

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are continuously updating our operations and have limited resources with which to establish additional committees of our board of directors.

2004 Employee Stock Option Plan

The following description applies to the stock option plan which we adopted in September of 2004; 3,500,000 options were authorized under the plan and none were granted as of December 31, 2004.

These plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future.

Outstanding Options

The board of directors adopted a stock option plan pursuant to which incentive stock options or nonstatutory stock options to purchase shares of our common stock may be granted to employees, directors and consultants. Further, in September 2004 the board of directors adopted the 2004 Employee Stock Option Plan, which authorized for issuance 3,500,000 options. As of December 31, 2004, no options were granted under the 2004 plan. The following is a summary of activity of outstanding warrants and options:

	Number Of Shares	Weighted Average Exercise Price

Balance, December 31, 2003	468,000	$.487

Options granted	-0-	-
Options exercised	(-0-)	-

Balance, December 31, 2004	468,000	$.487

Exercisable, December 31, 2004	468,000	$0.487

The following is a summary of information about warrants and options outstanding at December 31, 2004:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable

Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.35 - 0.75	468,000	0 years	$0.487	468,000	$0.487

Subsequent Grants

On April 22, 2005, PNTV issued options to purchase 406,500 shares of its common stock at a weighted average exercise price of $0.29 per share.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our executive officer Mark Bradley.

Summary Compensation Table
Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts	All other compensation
					Restricted Stock	Securities Underlying Options / SARs (#)	LTIP payouts
Mark Bradley, CEO	2004 (1) 2003 (2) 2002 (3)	$150,000 $150,000 $150,000	-0- -0- -0-	-0- -0- -0-	-0- $2,250 $840	-0- -0- 1,260	-0- -0- -0-	-0- -0- -0-
  During 2004, Mr. Bradley converted $160,000 of accrued salary ($106,720 from fiscal 2003 and 53,280 from fiscal 2004) into 800,000 shares of our common stock. As of December 31, 2004, Mr. Bradley was owed $53,447 as accrued salary. In January 2005, all of Mr. Bradley's accrued salary was converted into 292,235 shares of our common stock.
  In fiscal 2003, Mark Bradley received cash salary in the amount of $150,000, of which $106,720 was owed to Mr. Bradley for accrued salary as of December 31, 2003; his other compensation included 15,000 shares of the Company's Common Stock valued at $0.15.
  In fiscal 2002, Mark Bradley received cash salary in the amount of $150,000; his other compensation included 4,000 shares of the Company's Common Stock valued at $0.15 and 2,000 shares at $0.12 per share; and 9,000 options at $0.75. Share prices were based on the market closing price on the date of issuance. Option value is based on the Black Scholes calculation.

Employment Agreements

We have entered into an employment agreement (the "Employment Agreement") with Mark Bradley, a Director and the Chief Executive Officer of the Company. The Employment Agreement has a term of five years and expired in accordance with its terms at the end of December 2004. The Employment Agreement provides for Mr. Bradley to receive an annual base salary of $100,000 for the first year of the agreement, $125,000 for the second year, and $150,000 for the third, fourth and fifth years of the agreement, subject to annual cost of living increases. Provided that an established criterion is met, Mr. Bradley is also entitled to an Executive Producer Royalty of 10% of all royalties that the Company receives from products developed by the Company under Mr. Bradley's supervision and licensed to third parties. He is also entitled to participate in any and all employee benefit plans ever established for the employees of the Company. The Employment Agreement provides that, if Mr. Bradley's employment is terminated without cause, Mr. Bradley will be entitled to continue to receive his base salary then in effect for 36 months after such termination, as well as the continuation of certain other benefits for various periods of time. Upon Mr. Bradley's death, his designee is entitled to receive Mr. Bradley's base salary then in effect for 12 months after such death. The Employment Agreement confers upon Mr. Bradley a right of first refusal with respect to any proposed sale of all or a substantial portion of the Company's assets. The Employment Agreement does not contain a covenant not to compete preventing Mr. Bradley from competing with the Company after the termination of the Employment Agreement.

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

The Bonus Agreement also provides that the Company shall issue to Mr. Bradley on the last day of each of fiscal 2000, 2001, 2002, 2003 and 2004 warrants to purchase the Company's common stock. The warrants are to have an exercise period of four years from the date of grant. The strike price of the warrants is to be equal to 85% of the closing price of the Company's common stock averaged over the 30 days preceding the grant (the "Average Closing Price"). The number of warrants to be granted is determined by dividing (a) the amount of the cash bonus due under the Bonus Agreement for the related fiscal year, by (b) the Average Closing Price. In addition to the preceding, the Bonus Agreement provides that the Company shall issue to Mr. Bradley shares of common stock and warrants to purchase common stock based on $1.0 million increments of gross revenues realized by the Company in any calendar quarter. Under this arrangement, for each $1.0 million increment of gross revenues, Mr. Bradley is to receive (i) a warrant exercisable for a term of three years to purchase 50,000 shares of common stock at a price per share equal to 85% of the closing price of the common stock averaged over the 30 days preceding the end of the related quarter, and (ii) 20,000 shares. As of the date of this Report, no bonus has been paid and no warrants have been issued to Mr. Bradley under the Bonus Agreement.

In January 2005, we extended Mr. Bradley's employment agreement for an additional one-year term, expiring December 31, 2005, under the existing terms.

Standard Arrangements

Directors of the Company do not receive cash compensation for their services as directors or members of committees of the Board of Directors. PNTV has agreed to compensate all Board Members with shares of its Common Stock in lieu of cash. Each Board Member shall receive the equivalent of $1,000 in shares of the Company's Common Stock, (not to exceed 10,000 shares) for each meeting attended. In prior years the company's standard arrangements were 2,000 shares and 3,000 options of the Company's Common Stock for each meeting of the Board of the Directors that such director attended. Although the exercise price for the options granted can be determined annually, the Company had the practice of setting the exercise price at $0.75. The options are immediately exercisable and remain so for a two-year exercise period that commenced on the date the options were granted.

Compensation Committee

We currently do not have a compensation committee of the board of directors. However, the board of directors intends to establish a compensation committee, which is expected to consist of inside directors and independent members. Until a formal committee is established, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation and options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2005, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 15,570,892 shares of common stock outstanding as of March 31, 2005.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2005 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management
Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Mark Bradley, CEO and Director (3)	4,184,022	26.9%
Michael Berk, Director and President of Programming	627,333	0.3%
Doug Miller, Director	0	0.6%
Darius Irani, Director	601,587	3.9%
Dr. Joost Van Adelsberg, Director	1,000,924	6.4%
Directors and Officers as a Group	6,413,866	38.1%
  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.
  Figures are rounded to the nearest tenth of a percent.
  1,750,980 shares are held under the name Mark Bradley Feldgreber. Further, this amount includes 25,000 shares held by Rayna Lilly Feldgreber.

Security Ownership of Certain Beneficial Owners
Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Richard Jaslow 300 C Faunce Corner Road North Dartmouth, MA 02747	881,766	5.7%
Beneficial Owners as a Group	881,766	5.7%
  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
  Figures are rounded to the nearest tenth of a percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PNTV entered into an employment agreement with Mark Bradley, its CEO, on January 1, 2000. PNTV has agreed to pay an annual salary in the amount of $100,000 per year with incremental increases of $25,000 after year two of the agreement. As of December 31, 2004, PNTV has expensed compensation in the amount of $150,000. The balance owed at December 31, 2004 was $53,448.

PNTV also agreed to pay Mr. Bradley additional compensation based on royalty revenue it earns in connection with content developed and produced. Additional compensation will be paid equal to 10% of royalty income received by PNTV from sources directly resulting from Mr. Bradley's efforts. As of December 31, 2004, no additional compensation has been recorded.

During 2004, PNTV issued 800,000 shares in lieu of payment to Mr. Bradley for services preformed under the employment contract, valued at $160,000.

ITEM 13. EXHIBITS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Malone & Bailey, PC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2004 and 2003 were $18,055 and $17,260, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PLAYERS NETWORK

By: /s/ Mark Bradley

Mark Bradley, Chief Executive Officer

Date: May 19, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Mark Bradley	Director & Chief Executive	May 19, 2005
Mark Bradley	Officer (Principal
Executive Officer & Principal Financial Officer)

/S/ Michael Berk	Director and President of Programming	May 19, 2005
Michael Berk

/S/ Doug Miller	Director	May 19, 2005
Doug Miller

/S/ Darius Irani	Director	May 19, 2005
Darius Irani

/S/ Joost Van Adelsberg	Director	May 19, 2005
Joost Van Adelsberg

The Players Network
Index To Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
The Players Network
Las Vegas, Nevada

We have audited the accompanying balance sheets of The Players Network (PNTV) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flow for each of the two years then ended. These financial statements are the responsibility of PNTV's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations of The Players Network as of December 31, 2004 and 2003, and for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that The Players Network will continue as a going concern. As discussed in Note 2 to the financial statements, PNTV suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

February 18, 2005

THE PLAYERS NETWORK
Balance Sheets

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash	$ 8,994	$ 6,799
Accounts receivable, net	113,773	30,358
Prepaid expenses and other current assets	-	7,559
Total current assets	122,767	44,716

Fixed assets, net	168,401	219,036

Other assets:
Video film library, net of amortization	-	379,816
Trademark and deposits, net of amortization	-	8,874

	$ 291,168	$ 652,442

Liabilities and Stockholders' Equity

Current liabilities:
Accrued expenses	$ 7,092	$ 4,930
Accounts payable	223,682	174,042
Accrued compensation - related party	53,448	106,720
Deferred revenue	-	6,648
Total liabilities	284,222	292,341

Stockholders' equity:

Common stock, $0.001 par value, 25,000,000 shares authorized; 15,185,892 and 13,774,195 shares issued and outstanding atDecember 31, 2004 and 2003	14,895	13,774
Additional paid in capital	7,689,806	7,368,279
Accumulated (deficit)	(7,697,755)	(7,021,952)
	6,946	360,101

	$ 291,168	$ 652,442

See accompanying accounting policies and notes to financial statements.

THE PLAYERS NETWORK
Statements of Operations
	For the Years Ended December 31,
	2004	2003

Revenue
Network	$ 102,369	$ 145,516
Advertising	276,666	127,285
Production and other	190,541	77,685
Total revenue	569,577	350,486

Expenses:
Cost of production	148,107	109,052
General and administrative expenses	650,661	648,083
Bad debt	2,900	8,475
Depreciation and amortization	229,687	334,176
Loss on impairment	209,338	39,597
Total expenses	1,240,693	1,139,383

Net operating (loss)	(671,116)	(788,897)

Other income (expense):
Gain on asset sale	-	16,359
Forfeited deposits	-	200,000
Interest	(4,688)	(8,478)
Total other income (expense)	(4,688)	207,881

Net (loss)	$ (675,804)	$ (581,016)

Weighted average number of common shares Outstanding - basic and fully diluted	13,842,892	13,977,968

Net (loss) per share - basic and fully diluted	$ (0.05)	$ (0.04)

See accompanying accounting policies and notes to financial statements.

F-4

THE PLAYERS NETWORK
Statements of Changes in Stockholders' Equity
	Common		Additional Paid-in Capital	Accumulated (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2002	13,484,195	$13,484	$7,298,969	$(6,440,935)	$871,518

Shares issued for services	290,000	290	69,310		69,600

Net loss				(581,016)	(581,016)

Balance, December 31, 2003	13,774,195	13,774	7,368,279	(7,021,951)	360,102

Shares cancelled	(983,303)	(983)	983		(0)

Shares issued for services	1,304,000	1,304	161,344		162,648

Shares issued for services - related party	800,000	800	159,200		160,000

Net loss				(675,804)	(675,804)

Balance, December 31, 2004	14,894,892	$14,895	$7,689,806	$ (7,697,755)	$6,946

See accompanying accounting policies and notes to financial statements.

THE PLAYERS NETWORK

Statements of Cash Flows
	For the years ended December 31,
	2004	2003
Cash flows from operating activities
Net (loss)	$(675,804)	$(566,359)
Depreciation and amortization expense	229,987	334,176
Stock issued for services	162,648	69,600
Asset impairment	209,338	39,597
Gain on sale of assets		(16,356)
Gain on debt forgiveness		(14,657)
Net change in unused barter credits		21,000
Changes in:
Accounts receivable	(83,415)	(23,783)
Prepaid expenses	7,559	(218)
Accounts payable	49,639	17,065
Accrued expenses	2,161	4,930
Accrued compensation - related party	106,728	76,806
Deferred revenue	(6,648)	(26,089)
Net cash (used) by operating activities	2,195	(84,288)

Cash flows from investing activities
Purchase of fixed assets	-	(2,750)
Changes in trademarks and deposits	-	5,868
Net cash (used) in investing activities	-	3,118

Cash flows from financing activities
Proceeds from notes payable - related party	-	-
Proceeds from sale of assets	-	31,700
Payments on notes payable	-	(23,541)
Net cash provided by financing activities	-	8,159

Net increase in cash	2,195	(73,011)
Cash - beginning	6,799	79,810
Cash - ending	$8,994	$6,799

Supplemental disclosures:
Interest paid	$4,688	$3,605
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for related party accrued compensation	$160,000	$-

See accompanying accounting policies and notes to financial statements.

The Players Network
Notes to Financial Statements

Note 1 - Summary of Accounting Policies

Players Network (PNTV) was organized on March 16, 1993 in Nevada. PNTV films, develops and markets both generic and customized (casino or hotel specific) instructional and promotional videos and closed-circuit broadcasting of those videos and other digital content specifically to the gaming and hospitality industries.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

PNTV maintains a cash balances in interest and non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Revenue recognition

Network revenue consists of monthly network broadcast subscription revenue, which is recognized as the service is performed. Broadcast television advertising revenue is recognized when advertisements are aired. Video production revenue is recognized as digital video film is completed and accepted by the customer. Stage rentals are recognized during the rental period.

Fixed assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:
Computer equipment	5 years
Computer software	3 years
Leasehold improvements	10 years

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which have extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

The Players Network
Notes to Financial Statements

Impairment of long-lived assets

Long-lived assets held and used by PNTV are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. PNTV recognized impairment losses of $209,338 and $39,597 during 2004 and 2003, respectively.

Basic and diluted loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangible assets are recorded at fair value and not amortized, but are reviewed for impairment annually or more frequently if impairment indicators arise, as required by SFAS No. 142. As of December 31, 2004 we had no goodwill or other intangible assets.

Income taxes

PNTV applies recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. PNTV provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Stock-based compensation

PNTV applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, PNTV applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model. PNTV has no stock compensation expenses in 2004 or 2003.

The Players Network
Notes to Financial Statements

Recent pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

PNTV does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on PNTV's results of operations, financial position or cash flow.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentation.

Note 2 - Going Concern

As shown in the accompanying financial statements, PNTV incurred recurring net losses of $675,804 and $566,359 in 2004 and 2003, respectively, has an accumulated deficit of $7,697,755 and a working capital deficit of $161,455 as of December 31, 2004. These conditions raise substantial doubt as to PNTV's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if PNTV is unable to continue as a going concern.

PNTV plans on efforts to sell its stock and increase its revenues to provide additional cash flows to support operations in 2005. There can be no assurance that such efforts will be successful.

Note 3 - Impairment Loss

PNTV determined during 2004 that it should write down certain fixed assets as an impairment loss after comparing the carrying value of the assets with the estimated future cash flows expected to result from the use of the assets. Accordingly, PNTV recorded a write down of $209,338 in 2004.

The Players Network
Notes to Financial Statements

Note 4 - Property and Equipment

Property and equipment consist of the following:

	December 31,
	2004	2003

Video filming and broadcast equipment	$456,701	$456,701
Computers and office equipment	74,185	74,185
Leasehold improvements	28,870	28,269
	559,756	559,155

Less accumulated depreciation	(391,355)	(340,119)
	$168,401	$219,036

Depreciation expense totaled $50,636 and $59,808 for 2004 and 2003, respectively.

Note 5 - Income taxes

For 2004, PNTV incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2004, PNTV had approximately $7,586,511 of net operating losses. The net operating loss carryforwards, if not utilized will expire in years 2015 - 2024.

The components of PNTV's deferred tax asset are as follows:

As of December 31, 2004
Deferred tax assets:
Net operating loss carryforwards	$1,700,000
Less: Valuation allowance	(1,700,000)
Net deferred tax assets	$-

Note 6 - Related party

Employment agreement

PNTV entered into an employment agreement with its CEO on January 1, 2000. PNTV has agreed to pay an annual salary in the amount of $100,000 per year with incremental increases of $25,000 after year two of the agreement. As of December 31, 2004, PNTV has expensed compensation in the amount of $150,000. The balance owed at December 31, 2004 was $53,448.

The Players Network
Notes to Financial Statements

PNTV also agreed to pay its CEO additional compensation based on royalty revenue it earns in connection with content developed and produced. Additional compensation will be paid equal to 10% of royalty income received by PNTV from sources directly resulting from the CEO's efforts. As of December 31, 2004, no additional compensation has been recorded.

Stock issuance

During 2004, PNTV issued 800,000 shares in lieu of payment to the CEO for services preformed under the employment contract, valued at $160,000.

Note 7 - Stockholder's equity

Common stock

During 2003, PNTV issued 290,000 shares for services value at $69,600, the fair market value of the underlying shares.

During 2004, PNTV issued 2,104,000 shares for services accrued in 2003 and 2004 valued at $322,648, the fair market value of the underlying shares.

During 2004, PNTV canceled 983,303 previously issued shares for services due to non-performance.

Note 8 - Warrants and options

As of December 31, 2004, outstanding stock options to acquire shares of common stock on a one-for-one basis totaled 468,000 at a weighted average exercise price of $0.49.

The following is a summary of activity of outstanding warrants and options:
	Options	Weighted Average Share Price	Warrants	Weighted Average Share Price
Outstanding at December 31, 2002	1,803,000	$ .78	350,000	$1.75
Expired in 2003	(1,335,000)	1.13	(350,000)	1.75
Outstanding at December 31, 2003	468,000	$.49	-	-
Expiring in 2004 (	168,000)	.75	-	-
Outstanding at December 31, 2004	300,000	$ .35	-	-

The Players Network
Notes to Financial Statements

As of December 31, 2004, 300,000 options remain: 50,000 options at $.35 expire July 2005 and 250,000 options at $.35 expire July 2006.

On September 19, 2004, PNTV adopted its "2004 Employee Stock Option Plan" (the "Plan") and granted incentive and nonqualified stock options with rights to purchase 3,500,000 shares of PNTV's common stock. As of December 31, 2004, no options have been granted.

Note 9 - Commitments

PNTV renewed its office lease in March 2005 for a one-year term at $5,040 per month. Current minimum operating lease payments are $62,496 in 2005 and $10,080 in 2006. Rent expense for 2004 and 2003 was $69,873 and $60,949, respectively.

Note 10 - Major Customers

Sales to one and three customers were about 53% and 65% of total revenues for 2004 and 2003, respectively. No other customers accounted for 10% or more revenues in either year.

Note 11 - Subsequent events

On January 10, 2005, PNTV converted accrued officers salary of $58,447 to 292,235 shares of PNTV common stock.

In January 2005, PNTV extended its January 1, 2000 employment agreement with its president, under the existing terms, for a period of one year, expiring on December 31, 2005.

In January 2005, PNTV sold 265,000 shares for $65,000.