Form 10QSB
period 2005-03-31
PLAYERS NETWORK
filed 2005-05-24
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-84565

PLAYERS NETWORK

(Exact name of small business issuer as specified in its charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4620 Polaris Avenue

Las Vegas, Nevada 89103

(Address of principal executive offices)

(702) 895-8884

(Issuer's telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No ____

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2005, was 15,570,892 shares.

Transitional Small Business Disclosure Format (check one):

Yes             No    X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Players Network
Balance Sheet

March 31, 2005 (unaudited)
Assets

Current assets:
Cash	$27,493
Accounts receivable, net	100,398
Total current assets	132,106

Fixed assets, net	156,883

Total assets	$288,988

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$210,238
Accrued compensation - related party	16,500
Total liabilities	226,738

Stockholders' equity
Common stock, $.001 par value, 25,000,000 shares authorized, 15,570,892 shares issued and outstanding at March 31, 2005	15,571
Additional paid-in capital	7,835,579
Accumulated (deficit)	(7,788,899)
62,251

$288,989

Players Network
Statements of Operations
(unaudited)

	Three months ended
	March 31,
	2005	2004
Revenue
Network	$35,180	$21,598
Advertising	20,161	-
Production and other	25,625	31,069
Total revenue	80,966	52,667

Expenses:
Cost of production	20,822	20,746
General and administrative expenses	138,009	175,399
Depreciation and amortization	12,701	77,932
Total expense	171,533	274,077

Net operating (loss)	(90,567)	(221,410)

Other (Expenses):
Interest expense	(576)	(1,457)

Net (loss)	$(91,143)	$(222,867)

Weighted average number of common shares outstanding - basic and fully diluted	15,232,892	13,744,195

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.02)

Players Network
Statements of Cash Flows
(unaudited)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities
Net (loss)	$(91,143)	$(222,867)
Depreciation	12,701	77,932
Stock issued for services	28,000	-
Net change in unused barter credits		5,000

Changes in:
Accounts receivable	13,375	17,318
Other current assets	(4,215)	2,559
Accounts payable	(13,444)	41,009
Accrued expenses	(7,092)	3,635
Accrued expenses - related party	16,500	20,236
Deferred revenue	-	85,498
Net cash (used) or provided by operating activities	(45,318)	30,320

Cash flows from investing activities
Assets acquired	(1,182)	300

Cash flows from financing activities
Proceeds from common stock sales	65,000	-

Net increase in cash	18,499	30,620
Cash - beginning	8,894	6,799
Cash - ending	$27,493	$37,419

Supplemental disclosures:
Interest paid	$497	$-
Income taxes paid	$-	$-

Players Network
Notes to Financial Statements

Note 1 - Basis of Presentation

The balance sheet of The Players Network (PNTV) as of March 31, 2005, and the related statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004 have been prepared by PNTV without audit. In the opinion of management, the accompanying financial statements include all adjustments consisting of normal, recurring adjustments necessary to summarize fairly PNTV's financial position and results of operations. The results of operations for the current periods are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2004 as reported in Form 10-KSB, have been omitted.

Note 2 - Stockholders equity

During the first quarter of 2005, PNTV sold 260,000 shares for $65,000, issued 125,000 shares for services valued at $28,000, and issued 292,235 shares to its CEO and majority shareholder for accrued salary payable of $56,448.

On April 20, 2005, PNTV agreed to purchase a database of individual names and addresses for $3,000,000 payable in the form of a royalty based on 50% of all net income generated as a direct result of the database. Upon final payment of the initial purchase price, royalty payments will continue to be paid at a rate of 20% of net income and shall continue in perpetuity. In addition, the seller will be issued a warrant to purchase 100,000 shares of PNTV's common stock exercisable at $0.30 per share for a period of 36 months upon execution of the agreement.

On April 22, 2005, PNTV issued options to purchase 406,500 shares of its common stock at a weighted average exercise price of $0.29 per share. The estimated value of the options, using the Black-Scholes pricing model, is $7,600.

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

  increased competitive pressures from existing competitors and new entrants;

  increases in interest rates or our cost of borrowing or a default under any material debt agreements;

  deterioration in general or regional economic conditions;

  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

  loss of customers or sales weakness;

  inability to achieve future sales levels or other operating results;

  the unavailability of funds for capital expenditures; and

  operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Results of Operation" in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and results of Operations.

This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

  stock-based compensation.
  revenue recognition

  Stock-Based Compensation

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

  Revenue Recognition

  For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

  Overview

  We were originally incorporated in the State of Nevada in March of 1993 under the name Players Network. We produce television programming and videos related to gaming instruction and information for hotel casinos on a private cable channel known as "PLAYERS NETWORK." We also are a 24-hour digital web broadcaster featuring live and previously recorded content. We are evolving from a subscription-based model to a traditional advertising based model and are currently available on "Dish Network". We have also began marketing our content on compact discs and VHS tapes to mass merchandisers such as Target and Walgreen Drug stores.

  At March 31, 2005, we had an accumulated operating deficit of approximately $7,788,899, assets of $156,883 and $226,738 in liabilities, resulting in a stockholders' equity of $62,251.

  We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected additional costs and expenses related to brand development; marketing and other promotional activities; strategic relationship development; and potential acquisitions of related complementary businesses.

  Results of Operations

  The following overview provides a summary of key information concerning our financial results for the three months ended March 31, 2005 and 2004.

	2005	2004
	Amount	Amount	$	%
Revenue	$80,966	$52,667	$28,299	35.0

Expenses:
Cost of production	20,822	20,746	76	0.004
General and administrative	138,009	175,399	(37,390)	(21.0)
Depreciation and amortization	12,701	77,932	65,231	(83.7)
Total expenses	171,533	274,077	(102,544)	(37.0)

Net (loss) from operations	(90,567)	(221,410)	130,843	59.1

Other (expenses):
Interest	(576)	(1,457)	881	(60.0)

Net (loss)	$(91,143)	$(222,867)	$131,724	59.1

  First Quarter Ended March 31, 2005 Compared to First Quarter Ended March 31, 2004

  Revenue: Total revenue for 2005 and 2004 was $80,966 and $52,667, resulting in an increase in revenue of $28,299 or 35%. The increase in revenues is attributable to the advertising based content marketed during the first quarter of 2005.

  Expenses:

  Cost of production for 2005 and 2004 was $20,822 and 20,746, respectively, for an increase of $76. We did not see a significant increase in production costs during the 1st quarter of 2005 despite the increased revenue, due to strategic efforts focused on marketing stock content verses production of new content.

  General and administrative expenses for 2005 and 2004 was, $138,009 and $175,399, respectively, creating a decrease in the amount of $37,390. The decrease is attributable to efforts being targeted towards new marketing verses production which requires a greater amount of overhead.

  Depreciation and amortization for 2005 and 2004 was $12,701 and $77,932 which represented a decrease of $$65,231 or 84%. The decrease was a result of an impairment of long-lived assets at year-end.

  Net (Loss): Our net loss for 2005 and 2004 was $91,143 and $222,867, respectively, for a decreased loss of $131,724 or 60%.

  Liquidity and Capital Resources at March 31, 2005.

  Our principal source of operating capital has been provided revenues from the operations, private sales of our common stock and stockholder loans. At March 31, 2005, we had a negative working capital position of approximately $94,632, of which $16,500 are amounts due to our CEO and significant stockholder through accrued compensation.

  Although we experienced revenue growth in fiscal 2005 (35%), this may not be indicative of future operating results and there can be no assurance that we will achieve or maintain profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

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

  Critical Accounting Policies and Estimates

  Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in this Quarterly Report. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.

  Revenue recognition: Network revenue consists of monthly network broadcast subscription revenue, which is recognized as the service is performed. Broadcast television advertising revenue is recognized when advertisements are aired. Video production revenue is recognized as digital video film is completed and accepted by the customer. Stage rentals are recognized during the rental period.

  Impairment of long-lived assets: Long-lived assets held and used by PNTV are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. No impairment was recorded during the three months ended March 31, 2005.

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

  ITEM 3. CONTROLS AND PROCEDURES

  We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer / Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses and our Chief Executive Officer / Principal Accounting Officer concluded that our disclosure controls and procedures are effective. Our prior Chief Financial Officer resigned last fall and we still have not replaced him. We are working on the problem. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  PART II--OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  Players Network may become involved in various routine legal proceedings incidental to its business. However, to Players Network's knowledge as of the date of this report, there are no material pending legal proceedings to which Players Network is a party or to which any of its property is subject.

  ITEM 2. CHANGES IN SECURITIES

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

  Subsequent Issuances.

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

  ITEM 5. OTHER INFORMATION

  NONE.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

  The following exhibits are filed with this Quarterly Report:

Exhibit Number	Title of Exhibit
31.1	Sarbanes Oxley Section 302 Certification
32.1	Sarbanes Oxley Section 906 Certification

  (b) Reports on Form 8-K.

  NONE.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  THE PLAYERS NETWORK

  (Registrant)

  By: /s/ Mark Bradley

        Mark Bradley, Chief Executive Officer

       (On behalf of the registrant and as

       principal accounting officer)

  Date: May 23, 2005