Form 10QSB
period 2005-06-30
PLAYERS NETWORK
filed 2005-08-22
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

☐ Transition report pursuant to Section 13 or

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

The number of shares of common stock, with par value of $0.001 outstanding as August 22, 2005: 16,474,127 shares

Transitional Small Business Disclosure Format (check one): Yes              No   X

THE PLAYERS NETWORK

PERIOD ENDED JUNE 30, 2005

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements	1

Condensed financial statements of The Players Network:

Balance sheet as of June 30, 2005	3

Income statements for the six months and three months
ended June 30, 2005 and June 30, 2004	4

Statements of cash flows for the six months and three months
ended June 30, 2005 and June 30, 2004	5

Notes to financial statements	6

Item 2. Management's Discussion and Analysis	9

Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	18

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	23

SIGNATURE	24

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Players Network

Balance Sheet

(unaudited)

June 30, 2005
Assets
Current assets:
Cash	$32,240
Accounts receivable, net	97,240
Prepaid expenses and other current assets	13,003
Total current assets	142,484

Fixed assets, net	148,733

$291,216

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$244,502
Deferred revenue	80,000
Accrued compensation - related party	10,650
Total liabilities	335,152

Stockholders' Deficit:

Common stock, $0.001 par value, 25,000,000 shares authorized, 16,814,377 shares issued and outstanding	16,814
Additional paid-in capital	8,411,582
Accumulated (deficit)	(8,472,331)
(43,935)

$291,216

The Players Network

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue
Network	$21,310	$19,950	$56,490	$41,548
Advertising	14,300	42,080	34,461	42,080
Production and other	9,765	215,930	35,390	246,999
Total revenue	45,375	277,960	126,341	330,627

Expenses:
Cost of production	59,742	101,208	80,564	121,954
General and administrative expenses	101,095	136,829	239,105	312,228
Consulting services	529,745	-	554,745	-
Depreciation and amortization	12,831	69,957	25,532	147,890
Total expenses	703,414	307,994	899,946	582,072

Net operating (loss)	(658,039)	(30,034)	(773,605)	(251,445)

Other income (expense):
Interest	(394)	(2,142)	(970)	(3,598)

Net (loss)	$(658,432)	$(32,176)	$(774,575)	$(255,043)

Weighted average number of common shares outstanding - basic and fully diluted	15,705,262	13,774,195	15,554,425	13,462,283

Net (loss) per share - basic & fully diluted	$(0.04)	$(0.00)	$(0.05)	$(0.02)

The Players Network

Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2005	2005
Cash flows from operating activities
Net (loss)	$(774,575)	$(255,043)
Depreciation and amortization expense	25,532	147,889
Stock issued for services	554,745	-
Net change in unused barter credits	-	5,000
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Accounts receivable	16,533	13,458
Other assets	(13,003)	2,559
Accounts payable	20,820	35,555
Accrued expenses	(7,092)	(767)
Accrued expenses - related party	61,150	43,207
Deferred revenue	80,000	(3,048)
Net cash (used) by operating activities	(35,890)	(11,190)

Cash flows from investing activities
Purchase of fixed assets	(5,864)	-
Proceeds from reduction of deposits	-	300
Net cash provided (used) in investing activities	(5,864)	300

Cash flows from financing activities
Advances from shareholders	-	14,000
Sale of common stock	65,000	-
Net cash provided in financing activities	65,000	14,000

Net increase in cash	23,246	3,110
Cash – beginning	8,994	6,799
Cash – ending	$32,240	$9,909

Supplemental disclosures:
Interest paid	$970	$3,598
Income taxes paid	$-	$-

THE PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by Players Network (PNTV), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although PNTV believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These consolidated interim financial statements should be read in conjunction with the financial statements of PNTV for 2004 included in PNTV's Form 10-KSB annual report.

Note 2 – Stockholders deficit

In January 2005, PNTV issued 260,000 shares of its common stock for cash in the amount of $65,000.

On January 15, 2005, PNTV issued 125,000 shares of common stock for services valued at $25,000 which, PNTV recorded as consulting expense as of June 30, 2005

On April 20, 2005, PNTV agreed to purchase a database of individual names and addresses for $3,000,000 payable in the form of a royalty based on 50% of all net income generated as a direct result of the database. Upon final payment of the initial purchase price, royalty payments will continue to be paid at a rate of 20% of net income and shall continue in perpetuity. In addition, the seller will be issued a warrant to purchase 100,000 shares of PNTV’s common stock exercisable at $0.30 per share for a period of 36 months upon execution of the agreement.

During the second quarter 2005, PNTV granted options to purchase 1,625,500 shares of its common stock at a weighted average exercise price of $0.29 per share. The estimated value of the options, using the Black-Scholes pricing model, is $292,000.

During the second quarter, PNTV issued 826,250 shares for services valued at $197,675.

Note 3 – Subsequent events

On July 1, 2005, PNTV entered into a “Consultancy Agreement” with an individual for assistance in fund raising and business development for a period of 18 months. Pursuant to the Agreement, PNTV will grant options to purchase 800,000 shares of PNTV’s common stock at $.40 per share for a period of 24 months.

THE PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

On July 6, 2005, PNTV entered into an “Advisory Agreement” with R.C. Rawson Co, (“RC”) whereby will provided business development services for a period of one year in exchange for 120,000 shares.

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

•	stock-based compensation.
•	revenue recognition

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria

(3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Overview

We were originally incorporated in the State of Nevada in March of 1993 under the name Players Network. Our business for most of our existence has been the ownership and operation of a digital 24-hour gaming and entertainment network called "PLAYERS NETWORK," which specializes in producing television programming to serve the gaming industry. We broadcast our programming directly into the guestrooms of casino and non-casino hotels on a customized private cable channel. Our format is designed to educate new players and promote casino games and activities. Our programming includes shows on basic gaming instruction, news, sports and racing, entertainment and tournaments.

Although we will continue the PLAYERS NETWORK, in the future we intend to focus on distributing our programming through a new Broadband Network (which was launched near the end of July 2005), and through cable television, broadcast and satellite television, Video On Demand, Pay-Per-View, DVD distribution, television syndication, radio, print, and out-of-home media including mobile devices, additional land-based locations, in-flight venues, and on-board sources. This change in focus is expected to increase our costs, to require additional financing, and to affect our financial model in terms of margins, cash flow requirements, and other areas. We have an extremely limited history with respect to the direction our business is now taking. There can be no assurance that we will be able to succeed in implementing our strategy, or that we will be able to achieve positive cash flow or profitable operations as a result of these changes in our business.

We have a library of 200 gambling and gaming lifestyle videos, including 30 new, originally-produced hours of programming from the 2005 World Series of Poker, at which Players Network had exclusive rights to produce and air live programming from the event’s Lifestyle Show. The growing programming library is an asset which represents long-term revenue opportunities in advertising, sponsorship, direct sales and product integration, domestic and international program sales, broadband syndication, subscription fees and increased home video sales.

At June 30, 2005, we had an accumulated operating deficit of approximately $8,472,331, assets of $291,216 and $335,152 in liabilities, resulting in a stockholders' deficit of $43,935.

We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected additional costs and expenses related to brand development; marketing and other promotional activities; strategic relationship development; and potential acquisitions of related complementary businesses.

Recent Developments

We have experienced several recent, material developments that are described in the remainder of this section.

Near the end of July 2005, we launched a new broadband network located on the World Wide Web at www.playersnetwork.com. We intend for this additional media to expand the reach of our gaming lifestyle media programming and to build on our track record as a producer and distributor of gaming-centric entertainment and informational programming to television syndication, Video On Demand, DVD, and on our proprietary 24-hour private network inside Las Vegas and Atlantic City gaming hotels. Through the new broadband network, we will deliver live and taped original television series, radio programs, information segments and interactive content on the broadband service. The channel's expanded programming will include popular poker programs, reality shows, game shows, documentaries, talk shows and special events on the gaming lifestyle. For businesses, it will increasingly be used by major gaming industry brands in their marketing and promotion efforts to reach their current and future customers.

Another recent, material development relates to the launch of our new broadband network. In connection with this launch, we produced and aired from the site of the World Series of Poker® at the Rio All-Suite Hotel & Casino in Las Vegas the first-ever live programming from the World Series of Poker®. We named this event the “World Series of Poker® Lifestyle Show.” Under the direction of Emmy® Award winning director Marty Corwin, Players Network went live six hours a day for five days to a potential audience of more than 100 million broadband-enabled subscribers worldwide. Mr. Corwin is a top-tier entertainment and sports television director and producer whose specials and PayPerView events have aired on Showtime, HBO, ESPN, ABC, NBC, CBS. He spent 10 years producing for World Championship Boxing, the NBA, NHL and Major League Baseball. As VP and Director of Television for Don King Productions, Mr. Corwin was responsible for 5 of the top 10 PayPerView events of all time including Tyson vs. Holyfield I and II. In addition to the live broadcasts, we also completed four days of production of original television programming from the lifestyle show. Created on four large-scale sets, Players Network's programming included various talk show formats, poker educational seminars, and unique poker lifestyle entertainment that involved poker and entertainment celebrities including Jennifer Tilly, James Caan, Gabe Kaplan, Doyle Brunson, and other. At Lifestyle Show, we present "The Player" Awards Show bestowing awards in 10 Poker categories, including the Lifetime Achievement Award to Doyle Brunson. We believe that this event gave us access to the world’s top poker players and very favorable publicity.

Another recent, material development involves the addition of James Caan, actor, gaming enthusiast, and star of the highly-successful NBC series "Las Vegas" (www.nbc.com), to our new Advisory Board to actively participate in our next phase of development. Mr. Caan appeared at our July 6, 2005 press conference and in our booth at the World Series of Poker® Lifestyle Show. In his new role with us, Caan will act as our spokesman, entertainment industry ambassador, and business development consultant. Nominated for one or more Oscar, Golden Globe and Emmy awards, Caan is one of the most versatile actors in motion pictures and television. Appearing in over 70 feature films in his career, Caan is known for his Academy Award® nominated performance as Sonny Corleone in "The Godfather", his Emmy-nominated portrayal of football star Brian Piccolo in "Brian's Song," his critically acclaimed roll in Rob Reiner's "Misery", and depicting the gambler's lifestyle in "The Gambler" and "Honeymoon in Vegas." James Caan will next be seen on the big screen in Lars Von Trier's "Dogville," co-starring Nicole Kidman (www.dogvillemovie.com). We believe that Mr. Caan’s association with us reflects very positively upon us. As remuneration for his services to us, we granted to Mr. Caan options to purchase 750,000 shares of our common stock at per-share exercise price of $.78. These options have a cash-less exercise alternative and vest over time.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the six months ended June 30, 2005 and 2004.

	2005	2004
	Amount	Amount	$	%
Revenue	$126,341	$330,627	$(204,286)	(61.7)

Expenses:
Cost of production	80,564	121,954	(41,390)	(33.9)
General and administrative	239,105	312,228	(73,123)	(23.4)
Consulting services	554,745	-	554,745	100.0
Depreciation and amortization	25,532	147,890	(122,358)	(82.7)
Total expenses	899,946	582.072	317,874	(54.6)

Net (loss) from operations	(773,605)	(251,445)	522,160	2.07

Other (expenses):
Interest	(970)	(3,598)	2,628	73.0

Net (loss)	$(774,575)	$(255,043)	$519,532	2.03

Second Quarter Ended June 30, 2005 Compared to First Quarter Ended June 30, 2004

Revenue: Total revenue for 2005 and 2004 was $126,341 and $330,627, resulting in a decrease in revenue of $204,286 or 61.7%. The decrease in revenues is attributable to the advertising based content marketed during the first quarter of 2005.

Cost of production for 2005 and 2004 was $80,564 and $121,954, respectively, for a decrease of $41.390. During the second quarter of 2004, we were focused on our advertising revenue and had several substantial sales unlike the 2nd quarter of 2005. Our production costs decreased in direct proportion to our revenue decrease.

General and administrative expenses for 2005 and 2004 was, $239,105 and $312,228, respectively, creating a decrease in the amount of $73,123. The decrease is attributable to efforts being targeted towards new marketing verses production which requires a greater amount of overhead.

Depreciation and amortization for 2005 and 2004 was $25,532 and $147,890 which represented a decrease of $122,358 or 82.7%. The decrease was a result of an impairment of long-lived assets at year-end.

Net (Loss): Our net loss for 2005 and 2004 was $774,575 and $255,043, respectively, for a decreased loss of $519,532 or 2.03%.

Liquidity and Capital Resources at June 30, 2005.

Our principal source of operating capital has been provided revenues from the operations, private sales of our common stock and stockholder loans. At June 30, 2005, we had a negative working capital position of approximately $192,668, of which $10,650 represents amounts due to our CEO and significant stockholder through accrued compensation.

Although we experienced revenue decline in fiscal 2005 (61.7%) , this may not be indicative of future operating results and there can be no assurance that we will achieve or maintain profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

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

Satisfaction of our cash obligations for the next 12 months

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On May 3, 2005, the Company issued 292,235 shares of its common stock to Michael Berk, a director of the Company and the Company's President of Programming, as remuneration for services provided as the Company’s President of Programming. Because Mr. Berk was a director and an officer at the time of this issuance, the issuance of these shares is claimed to be exempt, pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”).

On May 25, 2005, the Company issued 237,500 shares of its common stock to each of Mark Bradley and Michael Berk, both directors and officers of the Company, in satisfaction of certain accrued salaries. Because Messrs. Bradley and Berk were each a director and an officer at the time of this issuance, the issuances of these shares is claimed to be exempt, pursuant to Section 4(2) of the Act.

During the quarter ended June 30, 2005, the Company issued an aggregate of 201,250 shares of its common stock to six persons for services rendered. The issuances of the shares are claimed to be exempt pursuant to Rule 506 of Regulation D under the Act.

During the quarter ended June 30, 2005, the Company issued to nine persons (including two of the Company’s officers and directors) for services rendered options to purchase up to 1,652,500 shares of the Company's common stock at a weighted average exercise price of $0.29 per share. The issuances of the options are claimed to be exempt, and the issuances of the common stock underlying the options will be claimed to be exempt, pursuant to Rule 506 of Regulation D under the Act.

On June 15, 2005, the Company issued an aggregate of 120,000 shares to an individual in consideration of an aggregate cash purchase price of $45,600 issuances of the shares are claimed to be exempt pursuant to Rule 506 of Regulation D under the Act.

Item 5. Other Information

The remainder of this Item sets forth certain information about the Company’s current management and advisory team:

Mark Bradley, Founder & President, Director

Mark Bradley founded Players Network in 1993 and has served as its President and Executive Producer since its inception. His goal was to combine top Hollywood style production capabilities with Las Vegas style gaming adventure, energy and excitement. Players Network started by providing in-room gaming education videos to casino hotel guests. Under his direction, Players Network became the first user of a digital broadcast system for television programming and the first private label gaming network. Bradley pioneered, developed and executive produced the production of Players Network’s unique gaming-centric programming.

He actively raised the initial and subsequent financing for the company, took the company public in 1997 and has overseen all of its operating activities since. Bradley graduated from the UCLA producer’s program and became a producer/director at United Artists, where he produced original programming, television commercials, multi-camera music videos, live-to-tape sports and a variety show and was studio manager and postproduction supervisor with United Cable Television in Los Angeles. In this capacity he engaged in the production, packaging and syndication of television and film productions for such media venues as HBO, Nickelodeon, Prime Ticket and MTV. As an independent producer/director, Bradley created and promoted live pay-per-view events, negotiated entertainment programming distribution deals, budgeted and packaged TV programming. In 1985, Mr. Bradley created the Real Estate Broadcast Network, which was credited as being the first 24-hour real estate channel.

Michael Berk, President of Programming, Director

Michael Berk is a well-known writer, producer and director with over three hundred hours of television production to his credit.

He created and Executive Produced “Baywatch,” the most popular series in television history, and is currently producing a large-budget “Baywatch” feature film for DreamWorks. Berk wrote and produced the first three-hour movie ever made for television, "The Incredible Journey of Dr. Meg Laurel," the highest-rated movie of the year, averaging a 42 share over three hours, "The Ordeal of Dr Mudd," another three-hour movie that received two Emmy Awards, "The Haunting Passion," winner of the Venice Film Festival Award and "The Last Song," recipient of the Edgar Allan Poe Award for Mystery Writing.

Berk is also a significant figure in the Las Vegas community. He was a founding Board Member and President of the highly acclaimed “CineVegas” Film Festival, now in its sixth year at the Palms Hotel, and was recognized with the prestigious Las Vegas Chamber of Commerce Community Achievement Award in the category of Entertainment. He also received the Nevada Film Office/Las Vegas Film Critics Society Silver Spike Award for his contributions to the film and television industry in Nevada. Berk maintains offices both in Hollywood and in Las Vegas.

Andrew H. Orgel, Media, Entertainment & Corporate Development Advisor

Andrew H. Orgel is Managing Partner of Global Media Ventures, a media network development and management company. Orgel is a media industry leader with over 25 years of experience in the startup, management and growth of successful, industry-dominant, consumer-driven media brands in the U.S., Canada and the U.K. He is recognized for building industry-dominant consumer brands, strong executive teams; creative and visionary programming, innovative marketing and broad-platform distribution.

Orgel was part of the start-up executive team at and served as Vice President, Sales & Marketing of MTV, Nickelodeon and The Movie Channel and the original Vice President, Affiliate Sales & Marketing, and later the Senior Vice President, Programming & Production of the Arts & Entertainment Network, A&E. Orgel has been labeled by Success Magazine as “the man who made TV interactive.” He co-founded Interactive Enterprises, an interactive media company which created personal media properties with companies including Sony Pictures Television, JSkyB and Wink Communications.  Interactive Enterprises joined with U.S. West (now Qwest) to create Interactive Video Enterprises where he developed a suite of television services, with major retailers, manufacturers and telecommunications companies, for digital broadband delivery by telephone companies He served as President, Video Jukebox Network, which he later re-branded “THE BOX: Music Television You Control,” the first interactive television network, later acquired by MTV Networks. He was President and COO of Wisdom Media Group, where he led the company's Television, Radio, Internet and Print media businesses in the life improvement category.  Orgel has been responsible for helping to raise in excess of $200 million for these media businesses.

He serves on the boards of Channel Lab, LLC, QOL (Quality of Life) Media, Inc. and Channel G; and, he is an advisor to AutoNet TV and the developing global music channel, passportM.

James Caan, Entertainment Industry Ambassador, Business Advisor & Spokesperson

Oscar, Golden Globe and Emmy-nominated Caan is one of the most versatile actors in motion pictures and television. He is best known for his Academy Award® nominated performance as Sonny Corleone in The Godfather, for his Emmy-nominated portrayal of football star Brian Piccolo in Brian’s Song and currently for his starring role in the NBC television series, Las Vegas. Caan stars as Big Ed Deline, the head of the surveillance team for the Montecito Resort & Casino.

Appearing in over 70 feature films in his career, Caan earned great recognition starring in Rob Reiner’s highly successful and critically praised film Misery, a psychological thriller based on the novel by Stephen King; and in For the Boys, a romantic drama co-starring Bette Midler. He established his gambler’s persona in The Gambler and Honeymoon in Vegas.

James Caan will next be seen on the big screen in Lars Von Trier’s Dogville, co-starring Nicole Kidman.

Ed Sullivan, Branding & Design Advisor

Ed Sullivan is retained by some of the largest Media and Entertainment Companies world wide to assist in a variety of organizational, brand & marketing, programming, creative & production challenges as well as new technology as it relates to launching new brands, content and distribution initiatives in digital media.

Sullivan is best known as Chariman & CEO of Pittard Sullivan, the highly successful brand and marketing communications company, where he managed the brand launches and re-launches of CBS, ABC, FOX Broadcasting, Discovery Networks, Turner Broadcasting, HBO and Disney cable networks, DirecTV, WebTV, AOL Plus and TiVo.

Expanding into the global marketplace in 1994, Sullivan was able to garner relationships for the company with leading international media businesses such as The Kirch Group, ProSieben, Kable1 DSF and DF1 (GR.), Telefonica, Antenna3 (Sp.), NewsCorp. Sky (in the UK and Latin America), and Emirates Media, Inc., AbuDhabiTV and Emirates Channel (UAE).

Sullivan currently consults with News Corp. on its Video On Demand initiatives and is launching new entertainment properties in Las Vegas.

Lee Helper, Television Distribution and Public Relations Advisor

Lee Helper is the Founder and Chairman of Channel Lab, a new accelerator of channels, Founder and the Chairman of EMbizImpact, Inc., a strategic business development firm that specializes in engineering business development and growth for established and merging entertainment, media and technology-focused companies and Co-Founder of Bender Helper, Public Relations. With over 26 years of professional strategic business consulting and development experience, Helper has spanned the areas of media, entertainment, general business, government, Wall Street and consumer products. He has played a key strategic and problem-solving consulting role for a myriad of domestic and international companies and associations, including: Twentieth Century Fox, Disney, TV Guide, Liberty Media, NewsCorp., USA Network, Telemundo, Antena 3 (Spain), CLT, CineCanal, Fox Latin America, InterArte Entertainment, Speedvision, Outdoor Life, Discovery Communications/Networks, The Sundance Channel, F/X, King World, Nashville Network, TNT, Lifetime, ACTV, Post Newsweek, Request TV, The Disney Channel, NBC International, Sony’s Game Show Network and Cable Health Club. He also played a lead and instrumental role in the successful launches of such hit television properties as "Oprah", all three "Star Trek Next Generation" series, "Jeopardy,” "Wheel Of Fortune,” "Fraser" and over 14 other hit network and syndicated series.

Anthony Curtis, Gaming Industry Advisor

Anthony Curtis is one of the world’s most recognized gambling authorities. The publisher of Huntington Press and the Las Vegas Advisor, he has appeared as an expert on “Dateline,” “48 Hours,” A&E, E! Entertainment, Discovery, The Travel Channel, The Food Channel, The Learning Channel, and has been the subject of articles in the Wall Street Journal, USA Today, San Diego Union-Tribune, Los Angeles Times Magazine, Arthur Frommers’ Budget Travel and Discover magazine. Curtis is author of Bargain City—Booking, Betting, and Beating the New Las Vegas, and The Art of Gambling Through The Ages. As a professional gambler, Curtis’ top tournament wins include $76,000 World Matchplay Blackjack Championship, $125,000 Atlantic City Craps Championship, $50,000 Las Vegas Keno Championship, and $60,000 Las Vegas Blackjack Championship.

Norbert Aleman, Entertainment Production Advisor

Norbert Aleman is one of Las Vegas’ most well-known, dynamic and creative entertainment businessmen. His two productions, “Crazy Girls” and “La Cage” are two of Las Vegas’s longest-running and successful shows. “Crazy Girls” plays in the Riviera’s Mardi Gras Pavilion. The show features beauty, music, dance and song, comedian Stuart May and “the sexiest showgirls on the Strip.” “La Cage,” starring female impersonator extraordinaire Frank Marino as Joan Rivers, has garnered numerous award nominations, including best show of the year, best production show, best costumes (designed by Bob Mackie), best specialty act and best originality.

John English, Strategic Marketing Advisor

John English is Senior Vice President, Las Vegas Gaming, Inc. and Chairman of the Las Vegas Gaming Advisory Board. English is a well-known, successful gaming industry strategic marketing professional with extensive experience in marketing to consumers through casino gaming, media, entertainment, retail, consumer goods and technology companies. English will advise the company in, and provide oversight for, Player’s Network’s Database Marketing and Management Program.

English served as President of the Lottery Division of Winners Award and co-founded Pinpoint Direct Incorporated, He later founded Mailworks International and Integrated Data Systems which developed a proprietary gaming database of over 4.5 million loyal customers. In the mid nineties, he co-created and commissioned the development plans for The Stadium Resort Hotel & Casino, an 800-room sports-themed hotel, casino and sports complex.

He subsequently founded Multimedia Enterprises where he developed the history-making gaming device Sports Bet Xpress (SBX), the first ever remote sports wagering system in gaming history. English also created Gamblers Bonus Million Dollar Ticket, again the first game of its type to be approved by the Nevada Gaming Control Board for distribution throughout 600 gaming locations. After successful partnering ventures with United Coin Machine Company, Caesars Entertainment, Mandalay Bay Group, and Z-Touch Technology, English left Multimedia Enterprises in September, 2004 to join Las Vegas Gaming Incorporated. He was named direct mailer of the year on three occasions and created media and public relations campaigns for Wal-Mart, Playboy, AAA, Time Warner Corporation, Turner Communications, Sony Corporation, and Nabisco.

David Kol, Director of Business Development and Investor Relations

David Kol is responsible for many of the recent strategic business partnerships, funding development and gaming community relationships for Players Network. He is a Managing Partner in Global Media Ventures, where he helped lead the development of a select portfolio of media, marketing, and merchandising brands. He has concentrated in the areas of business development, strategic planning, funding and operations. He worked as Director, Development, Interactive Enterprises, a company that developed interactive services with Sony, Wink, Netcom, US West, and JskyB. There he evaluated new business and investment opportunities and oversaw research projects for new, emerging cable, telecommunications, Interactive TV and media companies. Kol has consulted on businesses and business and strategic planning for Keenan Ivory Wayans, Jerilyn Kessel Strategic Marketing, The Incredible Christmas Store, QOL Media Inc, Global Gaming Network, Inc, Whole Life, Inc., Golinq.com, Associated Management Group, Inc, and Global Bio Energetics Technology, Inc.

Ronald Rawson, Funding Advisor

Ronald Rawson is a marketing and financing advisor in the media, financial services and real estate industries where he provides marketing, distribution and strategic alliance expertise combined with operating experience in high growth and early stage companies.

In the Media sector, Rawson promotes corporate alliances, provides business development services and manages funding for entertainment and television clients Global Media Ventures, Gaming Entertainment Media, Inc., Quality of Life (QOL) Media, Inc. and MediaOne Services.

In the Financial Services industry, he has worked with bankcard associations and transaction services companies such as American Express, MasterCard, Visa International, as well as many corporate banking clients, and is recognized for promotional programs that encourage consumer card product awareness, education and usage. He is recognized as an American Express “Supplier of Excellence,” and currently specializes in strategies for high growth companies in the credit, debit, smart card and e-payments space. Rawson consults to venture capital partnerships, has been a speaker at financial and angel capital industry conferences, is active in seed capital gatherings, and in early stage company management and development. His affiliations include Venture Capital Task Force, Virtual Founders Fund, Keiretsu Forum, and Golden Gate Angels. He is an Executive Resource Board member with Lee, Hecht, and Harrison, one of the largest outplacement services firms in the country.

Douglas R. Miller, Financial Advisor and Director

For the past five years Doug Miller has been President & Chief Operating Officer of GWIN, Inc., a publicly traded media and entertainment company focused on sports and gaming. In addition to his management responsibilities he is also Executive Producer of “The WinningEDGE” television and radio programs. Mr. Miller has over 30 years hands-on experience in senior operating positions (CEO, COO, CFO) with a focus on entrepreneurial, start-up, and turnaround situations. His experience includes a broad range of industries, both high tech and manufacturing and he has been a part of the management teams that took three companies public, including CETUS Corporation, a biotech industry pioneer that in 1980 completed the first $100 Million IPO. Mr. Miller has a BA in Economics from the University of Nebraska and earned his MBA from Stanford University.

Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBITS

31.01    Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.01    Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PLAYERS NETWORK
(Registrant)

By: /s/ Mark Bradley
Mark Bradley,
Chief Executive Officer
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Dated: August 22, 2005