Form 10QSB
period 2005-09-30
PLAYERS NETWORK
filed 2005-11-15
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29363

THE PLAYERS NETWORK

(Exact name of small business issuer as specified in its charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4260 Polaris Avenue

Las Vegas, Nevada 89103

(Address of principal executive offices)

(702) 895-8884

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 11, 2005, was 19,096,977 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

THE PLAYERS NETWORK PERIOD ENDED SEPTEMBER 30, 2005

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements	F-1

Condensed financial statements of The Players Network:

Balance sheet as of September 30, 2005	F-1

Statements of Operations for the three months and nine months
ended September 30, 2005 and September 30, 2004	F-2

Statements of cash flows for the nine months
ended September 30, 2005 and September 30, 2004	F-3

Notes to financial statements	F-4

Item 2. Management’s Discussion and Analysis	2

Item 3. Controls and Procedures	13

PART II. OTHER INFORMATION	13

Item 1. Legal Proceedings	13

Item 2. Changes in Securities and Use of Proceeds	13

Item 3. Defaults by the Company upon its Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURE	19

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Players Network

Balance Sheet

(unaudited)

September 30, 2005
Assets
Current assets:
Cash	$250,926
Accounts receivable, net	44,150
Total current assets	295,076

Fixed assets, net	144,522

$439,598

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$268,698
Accrued compensation - related party	34,650
Total current liabilities	303,348

Stockholders’ Equity:

Common stock, $0.001 par value, 25,000,000 shares authorized, 17,656,977 shares issued and outstanding as of 09/30/05	17,658
Additional paid-in capital	9,186,817
Prepaid share-based compensation	(276,000)
Subscriptions payable	450,000
Accumulated (deficit)	(9,242,225)
136,250

$439,598

The Players Network

Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
Network	$—	$17,230	$56,490	$58,778
Advertising	235,000	—	235,000	42,080
Production and other	47,076	133,164	116,927	380,164
Total revenue	282,076	150,394	408,417	481,022

Expenses:
Direct costs	472,939	31,084	553,503	153,039
General and administrative expenses	157,347	48,180	385,341	360,407
Consulting services	55,858	—	66,968	—
Share-based compensation	351,567	—	906,312	—
Depreciation and amortization	13,166	46,981	38,698	194,871
Total expenses	1,050,877	126,245	1,950,822	708,317

Net operating income (loss)	(768,801)	24,149	(1,542,405)	(227,295)

Other (expense):
Interest expense	(1,095)	(1,492)	(2,065)	(5,089)

Net income (loss)	$(769,896)	$22,657	$(1,544,470)	$(232,384)

Weighted average number of common shares outstanding – basic and fully diluted	17,126,876	13,572,908	16,234,758	13,599,040

Net (loss) per share - basic & fully diluted	$(0.04)	$0.00	$(0.10)	$(0.02)

The Players Network

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net (loss)	$(1,544,470)	$(232,384)
Depreciation and amortization expense	38,698	194,871
Stock issued for services	1,333,972	87,550
Net change in unused barter credits	—	5,000
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Accounts receivable	69,623	(75,318)
Other assets	—	2,399
Accounts payable	37,926	15,648
Accrued expenses	—	(3,579)
Accrued expenses - related party	(18,798)	(11,467)
Deferred revenue	—	(3,048)
Net cash (used) by operating activities	(83,049)	(20,328)

Cash flows from investing activities
Purchase of fixed assets	(14,819)	—
Proceeds from reduction of deposits	—	300
Net cash provided (used) in investing activities	(14,819)	300

Cash flows from financing activities
Advances from shareholders	—	14,000
Prepaid share-based compensation	(276,000)
Stock subscriptions	450,000	—
Sale of common stock	165,800	—
Net cash provided by financing activities	339,800	14,000

Net decrease (increase) in cash	241,932	(6,028)
Cash – beginning	8,994	6,799
Cash – ending	$250,926	$771

Supplemental disclosures:
Interest paid	$2,065	$5,089
Income taxes paid	$—	$—

THE PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company’s 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2- Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had repetitive years of net losses, and has an accumulated deficit of $9,242,225 as of September 30, 2005. In order to obtain the necessary capital, the Company has raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Fixed assets

Fixed assets consists of the following:

	September 30, 2005	September 30, 2004

Computer and office equipment	$ 78,867	$ 74,185
Studio equipment	456,701	456,701
Furniture and fixtures	7,470	-0-
Leasehold improvements	28,269	28,269
Software	2,668	2,668

	573,975	561,823
Less accumulated depreciation	(429,453)	(340,119)

Total	$ 144,522	$ 221,704

Depreciation expense totaled $38,698 and $194,871 for the nine months ended September 30, 2005 and 2004, respectively.

Note 4 – Interest expense

The Company recorded interest expense incurred from credit card finance charges. Interest expense totaled $2,065 and $5,089 for the nine months ended September 30, 2005 and 2004, respectively.

Note 5 – Prepaid share-based compensation

On July 1, 2005 and September 1, 2005, the Company issued a total of 400,000 shares of its par value common stock in exchange for services valued at the fair market value of the stock of $304,000.

During the nine months ended September 30, 2005, the shareholder performed services totaling $28,000 and the remaining $276,000 is considered prepaid share-based compensation. The prepaid compensation will be amortized as services are rendered to the Company.

Note 6 – Stockholders equity

In January 2005, the Company issued 260,000 shares of its common stock for cash in the amount of $65,000.

On January 15, 2005, the Company issued 125,000 shares of common stock for services valued at $25,000, which, the Company recorded as consulting expense as of March 31, 2005

On July 6, 2005, the Company issued 286,000 shares of its $.001 par value common stock to an individual upon the exercising of 300,000 cashless options, which were granted on April 25, 2005. The value of the options using the Black-Scholes pricing model was $24,555 and recorded as stock-based compensation expense during the nine months ended September 30, 2005.

On July 15, 2005, the Company cancelled 300,000 shares of its $.001 par value common stock previously issued in error.

On July 15, 2005, the Company cancelled 300,000 shares and issued 450,000 shares of its $.001 par value common stock pursuant to a legal settlement with a prior individual consultant. The Company has previously recorded an expense for the services in the amount of $70,620. No expense was recorded in connection with this transaction.

On July 15, 2005, we issued 5,000 shares of our common stock to each of William White and John Dorsett. Both individuals had previously received S-8 shares, which were returned to the Company and cancelled. We in turn issued the restricted stock as compensation for consulting services. The shares were authorized in the previous quarter but were not issued until this quarter.

On July 15, 2005, we issued 237,000 shares of our common stock valued at $47,500, to each of Mark Bradley and Michael Berk in lieu of deferred cash compensation for the months of January through May and pursuant to the terms of their employment agreement. The shares were authorized in the previous quarter but were not issued until this quarter.

On July 15, 2005, we issued 100,000 shares of our common stock valued at $25,000, to Morden Lazarus as a retainer for legal services in the area of gaming and international law. The shares were authorized in the previous quarter but were not issued until this quarter.

On July 26, 2005, we issued 5,000 shares of our common stock valued at $1,900, to Michael Stone for services performed. The shares were authorized in the previous quarter but were not issued until this quarter.

On July 26, 2005, we issued 25,000 shares of our common stock valued at $9,500, to Martin Corwin for services performed. The shares were authorized in the previous quarter but were not issued until this quarter.

On July 26, 2005, we issued 31,250 shares of common stock valued at $11,875, to Ed Winfield for services performed. The shares were authorized in the previous quarter but were not issued until this quarter.

On July 26, 2005, we issued 10,000 shares of common stock valued at $ 2,250, to Larry Grossman and Wayne Allan Root for partial compensation of their services performed in conjunction with the “World Series of Poker” webcast. The shares were authorized in the previous quarter but were not issued until this quarter.

On July 26, 2005, we issued 3,000 shares of common stock valued at $1,350, to Charlene Sheckler as compensation for providing equipment in conjunction with the “World Series of Poker” event. The shares were authorized in the previous quarter but were not issued until this quarter.

On July 26, 2005, we issued 16,000 shares of common stock valued at $17,920, to Joey Locker as compensation for camera rental during the “World Series of Poker” event. The shares were authorized in the previous quarter but were not issued until this quarter.

On August 10, 2005, we issued 120,000 shares of common stock valued at $100,800, to Ron Rawson for cash proceeds to the Company. Mr. Rawson paid $0.84 per share. The shares were authorized in the previous quarter but were not issued until this quarter.

On September 26, 2005, we issued 6,000 shares of common stock valued at $3,840, to Joey Locker as compensation for camera rental during the “World Series of Poker” event.

On September 26, 2005, we issued 10,000 shares of common stock valued at $6,400, to Ben Diorio as compensation for his services performed in conjunction with the “World Series of Poker”.

On September 26, 2005, we issued 5,000 shares of common stock valued at $3,200, to Delaura Gundle as compensation for her services performed in conjunction with the “World Series of Poker”.

On September 26, 2005, we issued 29,100 shares of common stock valued at $18,624, to Vegas Media Group for their post production services related to the “World Series of Poker” event.

On September 26, 2005, we issued 2,000 shares of common stock valued at $1,280, to Stacey Travis as compensation for her production services.

On September 26, 2005, we issued 2,000 shares of common stock valued at $3,840, to each of Kyle Dunnigan, Lawrence Williams, and Oliver Nejad as compensation for their services performed in conjunction with the “World Series of Poker” event.

On September 26, 2005, we issued 3,000 shares of common stock valued at $1,920, to Andy Flessas as compensation for his graphic design services.

On September 26, 2005, we issued 1,000 shares of common stock valued at $640, to Angelica Bridges as compensation for her on-camera talent services provided during the “World Series of Poker” event.

On September 26, 2005, we issued 11,750 shares of common stock valued at $7,520, to Lefco Video Services, which is to be paid towards a total of $10,000 being owed for equipment as negotiated by Vegas Media Group

On September 26, 2005, we issued 40,000 shares of common stock valued at $25,600, to Illuminate Inc., which is to be paid towards a total of $30,000 being owed for marketing and branding services done for the Company.

On September 26, 2005, we issued 4,000 shares of common stock valued at $2,560 to Justin Huxley and Kyle Morris as compensation for their on-camera talent services provided during the “World Series of Poker” event.

On September 26, 2005, we issued 750 shares of common stock valued at $480, to Jean-Charles Jimenez as compensation for his director services provided during the “World Series of Poker” event

On September 26, 2005, we issued 2,000 shares of common stock valued at $1,280, to Dominic Biondi and Scott McClain as compensation for their production and coordinator services provided during the “World Series of Poker” event.

On September 20, 2005, we issued 20,000 shares of common stock valued at $12,800, to William Arnold as compensation for his investor relations services provided to the Company.

During the three-month period ended September 30, 2005, the Company received Subscription Agreements from six accredited investors to purchase 950,000 shares of the Company’s $.001 par value common stock at a price of $.50 per share. As of September 30, 2005, the Company recorded subscriptions payable in the amount of $450,000.

There have been no other issuances of stock as of September 30, 2005

Note 7 – Warrants and options

On August 31, 2004 the Company adopted its “2004 Employee Stock Option Plan” (the “Plan”) and granted incentive and nonqualified stock options with rights to purchase 3,500,000 shares of the Company’s $0.001 par value common stock.

During the second quarter 2005, the Company granted options to purchase 1,625,500 shares of its common stock at a weighted average exercise price of $0.29 per share. The estimated value of the options, using the Black-Scholes pricing model, is $292,000, which is expensed as share-based compensation.

On July 1, 2005, the Company entered into a consulting agreement with an individual to provide business-marketing services. Pursuant to the agreement, the Company issued options to purchase 750,000 shares at a strike price $0.78 per share. The options are subject to vesting terms whereby the consultant will earn 125,000 options per quarter for a period of 18 months. The estimated value of the options using the Black-Scholes pricing model is $101,688, which the Company recorded as share-based compensation as of September 30, 2005.

On July 1, 2005, the Company entered into a consulting agreement with an individual to provide business-marketing services. Pursuant to the agreement, the Company issued options to purchase 800,000 shares at a strike price $0.40 per share. The options are subject to vesting terms whereby the consultant will earn 133,335 options per quarter for a period of 12 months. The estimated value of the options using the Black-Scholes pricing model is $111,948, which the Company recorded as share-based compensation as of September 30, 2005.

The following is a summary of information about the 2004 Stock Option Plan options outstanding at September 30, 2005

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.29 - 0.78	3,175,500	2 years	$.364	1,883,335	$0.315

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2005	2004

Average risk-free interest rates	4.25%	0%
Average expected life (in years)	2	0
Volatility	230%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2005 and 2004, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2005 was approximately $0.41 per option.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2004	-0-	$-

Options granted	3,175,500	0.364
Options exercised	300,000	0.290

Balance, September 30, 2005	2,875,500	0.364

Exercisable, September 30, 2005	1,883,335	$0.315

Note 8 – Subsequent events

On October 10, 2005 the Company entered into a ten-year distribution agreement with Comcast Programming Development, Inc (“Comcast”), an affiliated entity of Comcast Corporation. Pursuant to the terms of the agreement, Comcast will carry PNTV’s Gaming Channel on its Digital VOD Cable Platform, which will provide programming directly related to the gaming industry and targeting the existing approximately $70 billion market. The Company will own and operate the channel 100%. Pursuant to the agreement, the Company will form a wholly owned subsidiary and grant Comcast the option to purchase up to 40% of the common stock in the subsidiary for fair market value after an eighteen-month period.

On October 10, 2005, the Company entered into a consulting agreement, with Shillian & Company (“Shillian”), whereby Shillian will provide financing services for a period of one year. Pursuant to the agreement, the Company will pay Shillian a $25,000 non-refundable retainer, 50% due upon execution of the agreement and 50% upon receiving a minimum of $100,000 in proceeds from the Company’s Private Placement Memorandum, or in 30 days which ever comes first.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2. Management’s Discussion and Analysis

OVERVIEW AND OUTLOOK

We were incorporated in the State of Nevada in March of 1993. Our business for most of our existence has been the ownership and operation of a digital 24-hour gaming and entertainment network called “PLAYERS NETWORK,” which specializes in producing television programming to serve the gaming industry. We broadcast our programming directly into the guestrooms of casino and non-casino hotels on a customized private cable channel. Our format is designed to educate new players and promote casino games and activities. Our programming includes shows on basic gaming instruction, news, sports and racing, entertainment and tournaments.

Although we will continue the PLAYERS NETWORK, in the future we intend to focus on distributing our programming through a new Broadband Network, which was launched near the end of July 2005, and through cable television, broadcast and satellite television, Video On Demand, Pay-Per-View, DVD distribution, television syndication, radio, print, and out-of-home media including mobile devices, additional land-based locations, in-flight venues, and on-board sources. As a subsequent event to this quarter, we entered into a multi-year agreement to provide programming through a Video On Demand channel. This change in focus is expected to increase our costs, to require additional financing, and to affect our financial model in terms of margins, cash flow requirements, and other areas.

We have a library of 200 gambling and gaming lifestyle videos, including 30 new, originally-produced hours of programming from the 2005 World Series of Poker®, at which Players Network had exclusive rights to produce and air live programming from the event’s Lifestyle Show. The growing programming library is an asset which represents long-term revenue opportunities in advertising, sponsorship, direct sales and product integration, domestic and international program sales, broadband syndication, subscription fees and increased home video sales.

We have experienced several material developments during the period ended September 30, 2005.

Near the end of July 2005, we launched a new broadband network located on the World Wide Web at www.playersnetwork.com. We intend for this additional media to expand the reach of our gaming lifestyle media programming and to build on our track record as a producer and distributor of gaming-centric entertainment and informational programming to television syndication, Video On Demand, DVD, and on our proprietary 24-hour private network inside Las Vegas and Atlantic City gaming hotels. Through the new broadband network, we will deliver live and taped original television series, radio programs, information segments and interactive content on the broadband service. The channel’s expanded programming will include popular poker programs, reality shows, game shows, documentaries, talk shows and special events on the gaming lifestyle. For businesses, it will increasingly be used by major gaming industry brands in their marketing and promotion efforts to reach their current and future customers.

In connection with this launch, we produced and aired from the site of the World Series of Poker® at the Rio All-Suite Hotel & Casino in Las Vegas the first-ever live programming from the World Series of Poker®. We named this event the “World Series of Poker® Lifestyle Show.” Under the direction of Emmy® Award winning director Marty Corwin, Players Network went live six hours a day for five days to a potential audience of more than 100 million broadband-enabled subscribers worldwide. Mr. Corwin is an entertainment and sports television director and producer whose specials and PayPerView events have aired on Showtime, HBO, ESPN, ABC, NBC, CBS. He spent 10 years producing for World Championship Boxing, the NBA, NHL and Major League Baseball. As VP and Director of Television for Don King Productions, Mr. Corwin was responsible for 5 of the top 10 PayPerView events of all time including Tyson vs. Holyfield I and II.

In addition to the live broadcasts, we also completed four days of production of original television programming from the lifestyle show. Created on four large-scale sets, Players Network’s programming included various talk show formats, poker educational seminars, and unique poker lifestyle entertainment that involved poker and entertainment celebrities including Jennifer Tilly, James Caan, Gabe Kaplan, Doyle Brunson, and others. On the Lifestyle Show, we presented “The Player” Awards Show bestowing awards in 10 Poker categories, including the Lifetime Achievement Award to Doyle Brunson. We believe that this event gave us access to the world’s top poker players and very favorable publicity.

Another material development during the quarter involved the addition of James Caan, actor, gaming enthusiast, and star of the NBC series “Las Vegas” (www.nbc.com), to our new Advisory Board. He plans to actively participate in our next phase of development. Mr. Caan appeared at our July 6, 2005 press conference and in our booth at the World Series of Poker® Lifestyle Show. In his new role with us, Caan will act as our spokesman, entertainment industry ambassador, and business development consultant. As remuneration for his services to us, we granted to Mr. Caan options to purchase 750,000 shares of our common stock at a price of $0.78 per share. These options have a cash-less exercise alternative and vest at a rate of 125,000 per quarter and must be executed within 36 months from date of vesting.

In August and in connection with our new division of Gaming Lifestyle Marketing, we signed a 3 year agreement with JB Entertainment Group to jointly build, operate, and market a new ticketing service business. JB has agreed to create a branded Players Network Ticketing website and we will be able to receive revenues from the bookings done through the site.

At September 30, 2005, we had an accumulated deficit of approximately $9,242,225, current assets of $715,598 and $303,348 in current liabilities, resulting in stockholders’ equity of $412,250. We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected additional costs and expenses related to brand development; marketing and other promotional activities; strategic relationship development; and potential acquisitions of related complementary businesses.

Recent Developments

In pursuing our expansion of distributing and programming in new mediums, we have had several recent and material developments which arose subsequent to the end of our third quarter. We entered into a joint venture with Vegas Media Group to co-produce new and original programming through various scheduled series, which we anticipated to start airing in November. We also signed a multi-year agreement with Comcast Programming Development, Inc., to provide our original programming though their video on demand which launched November 8, 2005. Finally, we agreed to co-produce with GWIN, Inc. and Cool Hand Root, LLC. a new original programming series featuring the businesses, CEO’s and entrepreneurs behind Las Vegas.

Results of Operations for the Three and Nine Months Ended September 30, 2005 and September 30, 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$ 282,076	$ 150,394	$ 408,417	$ 481,022

Direct Operating Costs	472,939	31,084	553,503	153,039
General and administrative expenses	157,347	48,180	385,341	360,407
Consulting services	55,858	-	66,968	-
Share-based compensation	351,567	-	906,312	-
Depreciation and Amortization	13,166	46,981	38,698	194,871

Total Expenses	1,050,877	126,245	1,950,822	708,317

Net Operating Income (Loss)	$ (768,801)	$ 24,149	$ (1,542,405)	$ (227,295)

Revenues:

	2005	2004	Increase/(decrease)
			$	%
For the three months ended September 30:
Revenue	$ 282,076	$ 150,394	$ 131,682	47%

Revenues for the three months ended September 30, 2005 were $282,076 compared to revenues of $150,394 in the three months ended September 30, 2004. This resulted in an increase in revenues of $131,682, or 47%, from the same period one year ago. The primary increase in revenues was related to our production and airing of the World Series of Poker® at the Rio All-Suite Hotel & Casino in Las Vegas, which was the first-ever live programming from the World Series of Poker®.

	2005	2004	Increase/(decrease)
			$	%
For the nine months ended September 30:
Revenue	$ 408,422	$ 481,022	$ (72,600)	(17%)

Revenues for the nine months ended September 30, 2005 were $408,422 compared to revenues of $481,022 in the nine months ended September 30, 2004. This resulted in a decrease in revenues of $72,600, or 17%, from in the same period one year ago. Although the three months ended September 30, 2005 showed an increase of revenues, we have not been able to achieve an increase in the year to date for the comparative period. A reason for the decrease in revenues is attributable to the advertising based content we began marketing since the first quarter of 2005.

General and Administrative expenses:

	2005	2004	Increase/(decrease)

			$	%

For the three months ended September 30:
General & administrative Expenses	$ 157,347	$ 48,180	$ 109,167	69%

General and administrative expenses were $157,347 for the three months ended September 30, 2005 versus $48,180 for the three months ended September 30, 2004, which resulted in an increase of $109,167 or 69%. General and administrative expenses increased comparatively for the three months ended September 30, 2004 to the comparative period in 2005 due to our efforts being targeted towards new marketing techniques verses production, which requires a greater amount of overhead. There were also administrative expenses as a result of our original programming and production involving the “World Series of Poker” and we had further expenses related to our signing the Comcast agreement. We had additional work required to launch on November 8, 2005 with the Comcast agreement.

	2005	2004	Increase/(decrease)

			$	%

For the nine months ended September 30:
General & administrative Expenses	$ 385,341	$ 360,407	$ 24,934	6%

General and administrative expenses were $385,341 for the nine months ended September 30, 2005 versus $360,407 for the nine months ended September 30, 2004, which resulted in an increase of $24,934 or 6%. Overall, the increase in general and administrative expenses is not a huge increase as compared to the same period in 2004 when taking into consideration all the new business opportunities we have entered into. Most of the expenses were incurred during the last three months due to the “World Series of Poker” programming as well as the preparation required for the new Comcast agreement. Despite these large expansions in our business we were able to be more efficient in our production and marketing costs and we were able to eliminate unnecessary overhead during the overall nine months of 2005.

Net Income (Loss):

	2005	2004	Increase/(decrease)

			$	%

For the three months ended September 30:
Net income (loss)	$ (769,894)	$ 22,657	$ (792,551)	(103%)

The net loss for the three months ended September 30, 2005 was $769,894, versus a net income of $22,657 for the three months ended September 30, 2004, a decrease in net income of $792,551. A significant part of our loss in earnings is due to additional costs associated with production and the consulting costs associated with the “World Series of Poker” and the Comcast agreement. Although, we have experienced a net loss for the three months ended September 30, 2005, we believe the expansion and addition of these new agreements are necessary for the growth of our business.

	2005	2004	Increase/(decrease)

			$	%

For the nine months ended September 30:
Net (loss)	$ (1,544,470)	$ (232,384)	$ (1,312,086)	(85%)

The net loss for the nine months ended September 30, 2005 was $1,544,470, versus a net loss of $232,384 for the nine months ended September 30, 2004, a change in net loss of $1,312,086. The significant reason for the increase in net loss was due primarily to our expansion in our business endeavors as previously discussed.

SUBSEQUENT EVENTS

On October 10, 2005 we entered into a distribution agreement with Comcast Programming Development, Inc., an affiliated entity with Comcast Corporation, which became effective on November 1, 2005. Pursuant to the agreement Comcast has agreed to carry our gaming channel on their Video On Demand service. As a result of this agreement, we intend to form a wholly-owned subsidiary, Players Network On Demand, which will provide all the operations of this aspect of our business. Comcast in the agreement has also received the option to purchase 40% of the stock in our anticipated subsidiary. Comcast can exercise this option at any time for fair market value after an 18-month anniversary of November 1, 2005, and up to three years thereafter. Comcast will bear all the distributions costs, and we will retain all the advertising revenues from the venture. Additionally, we are entitled to all the merchandise revenues for the first three years of the agreement. After three years we will share certain stipulated merchandise revenues with Comcast.

On October 10, 2005, we entered into a one year agreement with Shillian Co., LLC for the purposes of locating and facilitating financing for our company in the future. Pursuant to the agreement, we must pay a $25,000 non-refundable retainer.

On October 11, 2005, we agreed to produce a new and original programming series with GWIN, Inc. and in association with Cool Hand Root, LLC. The programming will focus on the gaming lifestyle and Wayne Allyn Root has agreed to host the series entitled “Inside Vegas: Behind the Money”.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2005 compared to December 31, 2004.

	September 30, 2005	December 31, 2004
Total Assets	$ 439,598	$ 122,767

Accumulated (Deficit)	$(9,242,225)	$(7,697,755)

Stockholders’ Equity	$ 136,250	$ 291,168

Working Capital (Deficit)	$ (8,272)	$ (161,455)

 Our principal source of operating capital has been provided revenues from the operations, private sales of our common stock and stockholder loans. At September 30, 2005, we had a negative working capital position of approximately $8,272.

Although we experienced revenue decline in fiscal 2005 (17%), this may not be indicative of future operating results. We believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

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

We anticipate capital expenditures in excess of $800,000 to expand our operations during the next twelve months. We believe that the current cash flows generated from revenues will not be sufficient to fund our anticipated expansion of operations. We may require additional funding to finance our operations through private sales and public debt or equity offerings. However, there is no assurance that we can obtain such financing.

Significant changes in the number of employees.

We currently have four full time employees and two part time employees as well as eight contract personnel that support and operate our operations. As our operating activities increase, we may need to hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements; however, we have entered into an employment agreement with Mark Bradley and Michael Berk. We intend to use the services of independent consultants and contractors to perform various professional services when and as they are deemed necessary. We believe that the use of third-party service providers may enhance our ability to contain general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going concern

Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have had repetitive years of net losses, and have an accumulated deficit of $9,242,225 as of September 30, 2005. In order to obtain the necessary capital,we have raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of our shareholders have agreed to provide sufficient funds as a loan over the next twelve-month period. However, we are dependent upon our ability to secure equity and/or debt financing and there are no assurances that we will be successful, without sufficient financing it would be unlikely for us to continue as a going concern.

Critical Accounting Policies and Estimates

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

•	share-based compensation.
•	revenue recognition

Share-Based Compensation

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

Impairment of long-lived assets: Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

Income taxes: The Company applies and recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

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

RISKS RELATING WITH OUR BUSINESS AND MARKETPLACE

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

We may need additional capital in the future to finance our planned growth, which may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

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

Many of our competitors are larger and have greater financial and other resources than we do and those advantages could make it difficult for us to compete with them.

We compete with major and independent providers of content to the hotel and casino industries. This industry is extremely competitive and includes several companies that have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

If we are unable to retain the services of Messrs. Bradley or Berk, or if we are unable to successfully recruit qualified managerial and sales personnel having experience in business, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Mr. Mark Bradley, our Chief Executive Officer and Mr. Michael Berk, our Chief Operating Officer. Loss of the services of Messrs. Bradley or Berk could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Bradley or Berk. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

RISKS FACTORS RELATING TO OUR COMMON STOCK

Because our common stock is deemed a low-priced “Penny” Stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Since our shares are thinly traded and trading on the OTC Bulletin Board, trading volumes and prices may be sporadic because it is not an exchange, stockholders may have difficulty reselling their shares.

Our common shares are currently listed for public trading on the Over-the-Counter Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. Broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Item 3.	Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 2. Changes in Securities and Use of Proceeds

On July 1, 2005, we entered into an eighteen-month consulting agreement with James Caan which granted him 750,000 stock options at a price of $0.78. The options will vest at the rate of 125,000 shares per quarter. The options must be executed within 36 months from the date of vesting.

On July 1, 2005, we entered into a one year consulting agreement with Norbert Aleman to provide business and marketing services. Pursuant to the agreement, we issued options to purchase 800,000 shares at a price of $0.40 per share. The options are fully vested at the rate of 133,335 shares per quarter for an exercise period of 24 months.

On July 15, 2005, we issued 5,000 shares of our common stock to each of William White and John Dorsett. Both individuals had previously received S-8 shares, which were returned to the Company and cancelled. We in turn issued the restricted stock as compensation for consulting services. The shares were authorized in the previous quarter but were not issued until this quarter.

On July 15, 2005, we issued 237,000 shares of our common stock (valued at $47,500) to each of Mark Bradley and Michael Berk in lieu of deferred cash compensation for the months of January through May and pursuant to the terms of their employment agreement. The shares were authorized in the previous quarter but were not issued until this quarter.

On July 15, 2005, we issued 100,000 shares of our common stock (valued at $25,000) to Morden Lazarus as a retainer for legal services in the area of gaming and international law. The shares were authorized in the previous quarter but were not issued until this quarter.

On July 26, 2005, we issued 5,000 shares of our common stock (valued at $1,900) to Michael Stone for services performed. The shares were authorized in the previous quarter but were not issued until this quarter.

On July 26, 2005, we issued 25,000 shares of our common stock (valued at $9,500) to Martin Corwin for services performed. The shares were authorized in the previous quarter but were not issued until this quarter.

On July 26, 2005, we issued 31,250 shares of common stock (valued at $11,875) to Ed Winfield for services performed. The shares were authorized in the previous quarter but were not issued until this quarter.

On July 26, 2005, we issued 5,000 shares of common stock (valued at $ 2,250) each to Larry Grossmanand Wayne Allan Root for partial compensation of their services performed in conjunction with the “World Series of Poker” webcast. The shares were authorized in the previous quarter but were not issued until this quarter.

On July 26, 2005, we issued 3,000 shares of common stock (valued at $1,350) to Charlene Sheckler as compensation for providing equipment in conjunction with the “World Series of Poker” event. The shares were authorized in the previous quarter but were not issued until this quarter.

On July 26, 2005, we issued 16,000 shares of common stock (valued at $17,920) to Joey Locker as compensation for camera rental during the “World Series of Poker” event. The shares were authorized in the previous quarter but were not issued until this quarter.

On August 10, 2005, we issued 120,000 shares of common stock (valued at $100,800) to Ron Rawson for cash proceeds to the Company. Mr. Rawson paid $0.84 per share. The shares were authorized in the previous quarter but were not issued until this quarter.

On September 26, 2005, we issued 6,000 shares of common stock (valued at $3,840) to Joey Locker as compensation for camera rental during the “World Series of Poker” event.

On September 26, 2005, we issued 10,000 shares of common stock (valued at $6,400) to Ben Diorio as compensation for his services performed in conjunction with the “World Series of Poker”.

On September 26, 2005, we issued 5,000 shares of common stock (valued at $3,200) to Delaura Gundle as compensation for her services performed in conjunction with the “World Series of Poker”.

On September 26, 2005, we issued 29,100 shares of common stock (valued at $18,624) to Vegas Media Group for their post production services related to the “World Series of Poker” event.

On September 26, 2005, we issued 2,000 shares of common stock (valued at $1,280) to Stacey Travis as compensation for her production services.

On September 26, 2005, we issued 2,000 shares of common stock (valued at $3,840) to each of Kyle Dunnigan, Lawrence Williams, and Oliver Nejad as compensation for their services performed in conjunction with the “World Series of Poker” event.

On September 26, 2005, we issued 3,000 shares of common stock (valued at $1,920) to Andy Flessas as compensation for his graphic design services.

On September 26, 2005, we issued 1,000 shares of common stock (valued at $640) to Angelica Bridges as compensation for her on-camera talent services provided during the “World Series of Poker” event.

On September 26, 2005, we issued 11,750 shares of common stock (valued at $7,520) to Lefco Video Services, which is to be paid towards a total of $10,000 being owed for equipment as negotiated by Vegas Media Group

On September 26, 2005, we issued 40,000 shares of common stock (valued at $25,600) to Illuminate Inc., which is to be paid towards a total of $30,000 being owed for marketing and branding services done for the Company.

On September 26, 2005, we issued 2,000 shares of common stock (valued at $2,560) to each of Justin Huxley and Kyle Morris as compensation for their on-camera talent services provided during the “World Series of Poker” event.

On September 26, 2005, we issued 750 shares of common stock (valued at $480) to Jean-Charles Jimenez as compensation for his director services provided during the “World Series of Poker” event

On September 26, 2005, we issued 1,000 shares of common stock (valued at $1,280) to each of Dominic Biondi and Scott McClain as compensation for their production and coordinator services provided during the “World Series of Poker” event.

On September 20, 2005, we issued 20,000 shares of common stock (valued at $12,800) to William Arnold as compensation for his investor relations services provided to the Company.

We believe that the issuance of all the shares described above was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. Each individual was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the individuals immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Additionally, the individuals had the opportunity to speak with our management on several occasions prior to its investment decision.

S-8 Issuances

During the third quarter of 2005 we issued shares of common stock to various consultants. The following shares issued were registered in a Registration Statement on Form S-8 filed on September 13, 2005.

Person Issued to	Date of Issuance	Number of Shares	Value of Shares
Kool-Aid International	July 5, 2005	200,000	$-0-
Ben Port	July 6, 2005	200,000	$140,000
David Kol	July 6, 2005	286,000	$-0-
Peter Rona	July 20, 2005	450,000	$450
Ron Rawson	July 26, 2005	120,000	$45,000
Suzanne Herring	July 26, 2005	30,000	$6,600
David Kol	August 10, 2005	5,000	$4,200
Andy Orgel	August 10, 2005	7,000	$5,880
Ben Port	September 2, 2005	200,000	$164,000
Ben Port	September 19, 2005	200,000	$126,000
Wayne Allyn Root	September 19, 2005	5,000	$2,750
Andy Orgel	September 19, 2005	25,000	$16,000
Brenda Carter	September 19, 2005	5,000	$3,200

Cancellations

On July 6, 2005, we cancelled the 200,000 S-8 shares issued to Kool Aid International because we cancelled the contract with Kool Aid.

On July 15, 2005, we cancelled a total of 300,000 S-8 shares previously issued to John Raczka, William White, and John Dorsett. They were issued stock under an Employee Stock Incentive Program that was never implemented. Mr. White and Dorsett received 5,000 shares of restricted common stock as described above.

Peter Rona was originally granted 600,000 shares of common stock for services, which were later cancelled. The Company and Mr. Rona were in dispute on what the proper amount of stock was for his services. The Company felt 300,000 shares were equitable and issued 300,000 S-8 shares, which on July 20, 2005, were cancelled. Upon Mr. Rona returning the previously cancelled certificate of 600,000 shares and pursuant to a legal settlement, the Company and Mr. Rona agreed to issue a new certificate for 450,000 S-8 shares.

On September 28, 2005, we cancelled 200,000 S-8 shares issued to Ben Port on September 19, 2005. The Company was authorized to issue a total of 400,000 shares to Ben Port pursuant to his two consulting agreements; however, the Company mistakenly issued 200,000 more than agreed upon and therefore cancelled the shares.

Options Exercised

On July 6, 2005, the Company issued 286,000 shares of its $0.001 common stock to David Kol upon the cashless exercise of 300,000 options at $0.28 per share. 34,000 of the options were cancelled as consideration for the issuance of the 286,000 shares of common stock.

Shares purchased pursuant to subscription agreements

During the quarter, we issued and sold of 350,000 shares of common stock to 6 indivdual accredited investors for a total purchase price of $450,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuances and sale of the shares.

Item 3.	Defaults by the Company upon its Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Appointment of Officer

               Effective October 12, 2005, the Board of Directors appointed Mr. Andrew H. Orgel as the Company’s President and Chief Operating Officer. Mr. Orgel has been serving on the Company’s advisory board since February 2005.

Mr. Orgel is a Managing Partner of Global Media Ventures, a media network development and management company. Mr. Orgel is a media industry leader with over 25 years experience in the startup, management and growth of successful, industry-dominat, consumer-driven media brands in the United States and the U.K. Mr. Orgel was part of the start-up executive team and served as Vice President, Sales and Marketing of MTV, Nickelodeon, and The Movie Channel and the original Vice President Affiliate Sales & Marketing, and late the Senior Vice-President, Programming & Production of the Arts & Entertainment Network, “A&E”. Mr. Orgel co-founded Interactive Enterprises, an interactive media company which created personal media properties with companies including Sony Pictures Television, JSkyB and Wink Communications. Interactive Enterprises joined with U.S. West (now Qwest) to create Interactive Video Enterprises where he developed a suite of television services with major retailers, manufacturers and telecommunication companies for digital broadband delivery by telephone companies. He served as President of Video Jukebox Network, which he later re-branded “The Box: Music Television You Control” which was later acquired by MTV Networks. He also was President and COO of Wisdom Media Group, where he led the company’s Television, Radio, Internet and Print media businesses in their life improvement category.

He currently serves on the boards of Channel Lab, LLC, QOL (Quality of Life( Medua, Inc. and Channel G. He is also an advisor to AutoNet TV and a developing global music channel, Passport M.

As of the date of this report, the Company has not yet formalized an employment agreement with Mr. Orgel.

Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBITS

3.1(i)** Articles of Incorporation, filed with the Commission on February 7, 2000.
3.1(ii)** Bylaws of the Company, filed with the Commission on February 7, 2000.
31.1* Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1* Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
*	Filed herewith

**   Filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on February 7, 2000, File No. 000-29363.

(b)	REPORTS ON FORM 8-K

Form 8-K filed on October 26, 2005; Entry into a Material Definitive Agreement and Press Release dated October 10, 2005

Form 8-K/A filed on October 27, 2005: Entry into a Material Definitive Agreement and Press Release dated October 10, 2005

Form 8-K filed on November 3, 2005: Changes in Registrant’s Certifying Accountant

Form 8-K filed on November 4, 2005; Departures of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PLAYERS NETWORK
(Registrant)

By:/s/ Mark Bradley
Mark Bradley,
Chief Executive Officer
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Dated: November 15, 2005