Form 10QSB/A
period 2005-09-30
PLAYERS NETWORK
filed 2005-11-21
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

**EXPLANATORY NOTE: We are filing this Amendment No.1 to Form 10-QSB to amend our Quarterly Report on Form 10-QSB for the period ended September 30, 2005, (the "Original Filing") filed on November 15, 2005, with the Securities and Exchange Commission to remedy minor typographical errors made to certain percentage calculations in Item 2 of the Original Filing.

This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to Item 2 set forth in this Amendment No.1.

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

Results of Operations for the Three and Nine Months Ended September 30, 2005 and September 30, 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$ 282,076	$ 150,394	$ 408,417	$ 481,022

Direct Operating Costs	472,939	31,084	553,503	153,039
General and administrative expenses	157,347	48,180	385,341	360,407
Consulting services	55,858	-	66,968	-
Share-based compensation	351,567	-	906,312	-
Depreciation and Amortization	13,166	46,981	38,698	194,871

Total Expenses	1,050,877	126,245	1,950,822	708,317

Net Operating Income (Loss)	$ (768,801)	$ 24,149	$ (1,542,405)	$ (227,295)

Revenues:

	2005	2004	Increase/(decrease)
			$	%
For the three months ended September 30:
Revenue	$ 282,076	$ 150,394	$ 131,682	88%

Revenues for the three months ended September 30, 2005 were $282,076 compared to revenues of $150,394 in the three months ended September 30, 2004. This resulted in an increase in revenues of $131,682, or 88%, from the same period one year ago. The primary increase in revenues was related to our production and airing of the World Series of Poker® at the Rio All-Suite Hotel & Casino in Las Vegas, which was the first-ever live programming from the World Series of Poker®.

	2005	2004	Increase/(decrease)
			$	%
For the nine months ended September 30:
Revenue	$ 408,422	$ 481,022	$ (72,600)	(15%)

Revenues for the nine months ended September 30, 2005 were $408,422 compared to revenues of $481,022 in the nine months ended September 30, 2004. This resulted in a decrease in revenues of $72,600, or 15%, from in the same period one year ago. Although the three months ended September 30, 2005 showed an increase of revenues, we have not been able to achieve an increase in the year to date for the comparative period. A reason for the decrease in revenues is attributable to the advertising based content we began marketing since the first quarter of 2005.

General and Administrative expenses:

	2005	2004	Increase/(decrease)
			$	%

For the three months ended September 30:
General & administrative Expenses	$ 157,347	$ 48,180	$ 109,167	227%

General and administrative expenses were $157,347 for the three months ended September 30, 2005 versus $48,180 for the three months ended September 30, 2004, which resulted in an increase of $109,167 or 227%. General and administrative expenses increased comparatively for the three months ended September 30, 2004 to the comparative period in 2005 due to our efforts being targeted towards new marketing techniques verses production, which requires a greater amount of overhead. There were also administrative expenses as a result of our original programming and production involving the “World Series of Poker” and we had further expenses related to our signing the Comcast agreement. We had additional work required to launch on November 8, 2005 with the Comcast agreement.

	2005	2004	Increase/(decrease)
			$	%

For the nine months ended September 30:
General & administrative Expenses	$ 385,341	$ 360,407	$ 24,934	7%

General and administrative expenses were $385,341 for the nine months ended September 30, 2005 versus $360,407 for the nine months ended September 30, 2004, which resulted in an increase of $24,934 or 7%. Overall, the increase in general and administrative expenses is not a huge increase as compared to the same period in 2004 when taking into consideration all the new business opportunities we have entered into. Most of the expenses were incurred during the last three months due to the “World Series of Poker” programming as well as the preparation required for the new Comcast agreement. Despite these large expansions in our business we were able to be more efficient in our production and marketing costs and we were able to eliminate unnecessary overhead during the overall nine months of 2005.

Net Income (Loss):

	2005	2004	Increase/(decrease)

			$	%

For the three months ended September 30:
Net income (loss)	$ (769,894)	$ 22,657	$ (792,551)	--

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

	2005	2004	Increase/(decrease)

			$	%

For the nine months ended September 30:
Net (loss)	$ (1,544,470)	$ (232,384)	$ (1,312,086)	(565%)

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

Although we experienced revenue decline in the first nine months of fiscal 2005 (15%), this may not be indicative of future operating results. We believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

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

Going concern

Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have had repetitive years of net losses, and have an accumulated deficit of $9,242,225 as of September 30, 2005. In order to obtain the necessary capital, we have raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of our shareholders have agreed to provide sufficient funds as a loan over the next twelve-month period. However, we are dependent upon our ability to secure equity and/or debt financing and there are no assurances that we will be successful, without sufficient financing it would be unlikely for us to continue as a going concern.

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

If we are unable to retain the services of Messrs, Bradley or Berk, or if we are unable to successfully recruit qualified managerial and sales personnel having experience in business, we may not be able to continue our operations.

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

Dated: November 21, 2005