Form 10KSB
period 2005-12-31
PLAYERS NETWORK
filed 2006-04-17
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

The issuer's revenues for its most recent fiscal year ended December 31, 2005 at $462,842

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average low and high price, as of $0.44 and $0.40 was 5,789,582 based on 13,784,720 shares at a value of $0.42.

The number of shares of Common Stock, $0.001 par value, outstanding on February 24, 2006 was 19,503,685 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PLAYERS NETWORK

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2005

Index to Report

on Form 10-KSB

PART І	Page(s)

Item 1.	Description of Business	2- 5
Item 2.	Description of Property	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	6-9
Item 6.	Management’s Discussion and Analysis of Financial Condition	9- 16
	Auditor Opinion	17-18
Item 7.	Financial Statements and notes	19- 31
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	31
Item 8A.	Controls and Procedures	32
Item 8B.	Other Information	32

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	32- 39
Item 10.	Executive Compensation	40- 41
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41- 43
Item 12.	Certain Relations and Related Transactions	43
Item 13.	Exhibits and Reports on Form 8-K	43
Item 14	Principal Accountant Fees and Services	44

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	general economic and business conditions, and trends in the travel and entertainment industries;
•

trends in hotel/casino occupancy rates and business and leisure travel patterns, including the potential impacts that wars, terrorist activities, or other geopolitical events might have on such occupancy rates and travel patterns;

•	uncertainties inherent in our efforts to renew or enter into agreements on acceptable terms with its significant hotel/casino customers;
•	the regulatory and competitive environment of the industry in which we operate;
•

the potential impact that any negative publicity, lawsuits, or boycotts by opponents of gaming or other gaming related activities distributed by us could have on the willingness of hotel/casino industry participants to deliver such content to guests;

•

the potential for increased government regulation and enforcement actions, and the potential for changes in laws that would restrict or otherwise inhibit our ability to make gaming related programming content available over our network systems;

•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	loss of customers or sales weakness;
•	competitive threats posed by rapid technological changes;

•	uncertainties inherent in our ability to execute upgrades of video systems, including uncertainties associated with operational, economic and other factors;
•	the ability of vendors to deliver required equipment, software and services;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document.

In this form 10-KSB references to “PLAYERS NETWORK”, “the Company”, “we,” “us,” and “our” refer to PLAYERS NETWORK.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Players Network (the “Company”) was incorporated under the laws of the State of Nevada on March 16, 1993 to conduct business as a television and video production company and programming distributor. The Company owns and operates a digital 24-hour gaming and entertainment network called "PLAYERS NETWORK" which specializes in producing television programming to serve the gaming industry. The Company broadcasts its programming directly into the guestrooms of casino hotels via a Private Network, directly to consumers through Players Network.com’s Broadband website, and through VOD (Video on Demand) over Cable TV. The Company’s programming includes shows about gaming instruction, gaming news, wagering on sports and racing, gaming entertainment, tournaments, events and travel.

Although the Company will continue the PLAYERS NETWORK and its production of programming for itself and third parties, in the future the Company intends to focus on distributing its programming through a new Broadband Network (which was launched near the end of July 2005), and through cable television, broadcast and satellite television, Video On Demand, Pay-Per-View, DVD distribution, television syndication, radio, print, and out-of-home media including mobile devices, additional land-based locations, in-flight venues, and on-board sources. During fiscal 2005, this change in focus increased the Company’s costs, required additional financing, and affected the Company’s financial model in terms of margins, cash flow requirements, and other areas. Moreover, this change in focus will require increased Company’s costs and additional financing, and will continue to affect the Company’s financial model in fiscal 2006 and possibly beyond. The Company has an extremely limited history with respect to the direction that its business is now taking. There can be no assurance that the Company will be able to succeed in implementing its strategy, or that it will be able to achieve positive cash flow or profitable operations as a result of these changes in its business. See “RISK FACTORS - THE CURRENT CHANGE IN OUR BUSINESS FOCUS PRESENTS A NUMBER OF CHALLENGES AND MAY NOT PROVE TO BE SUCCESSFUL OR CAUSE US TO BECOME PROFITABLE.”

RISK FACTORS

In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

Risks Related to our Company

WE HAVE HAD A HISTORY OF LOSSES, WE EXPECT LOSSES IN THE FUTURE, AND THERE CAN BE NO ASSURANCE THAT WE WILL BECOME PROFITABLE IN THE FUTURE.

The Company was incorporated under the laws of the State of Nevada on March 16, 1993. Since inception, we have experienced operating losses on an on-going basis. For our fiscal year ended December 31, 2005, we incurred net losses of $3,469,568. As of such date, we had an accumulated deficit of $11,167,323. We expect our losses to continue for the foreseeable future. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

OUR AUDITOR HAS GIVEN US A "GOING CONCERN" QUALIFICATION, WHICH QUESTIONS OUR ABILITY TO CONTINUE AS A GOING CONCERN WITHOUT ADDITIONAL FINANCING.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2005 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. Management plans to try to increase sales and improve operating results through the expansion of the distribution channels of our programming with a view to increasing advertising and sponsorship revenues. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

WE NEED ADDITIONAL CAPITAL IN THE FUTURE TO FINANCE OUR PLANNED GROWTH, WHICH WE MAY NOT BE ABLE TO RAISE OR IT MAY ONLY BE AVAILABLE ON TERMS UNFAVORABLE TO US OR OUR STOCKHOLDERS, WHICH MAY RESULT IN OUR INABILITY TO FUND OUR WORKING CAPITAL REQUIREMENTS AND HARM OUR OPERATIONAL RESULTS.

We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. We recently secured our first debt financing in the original principal amount of $250,000. We currently do not have the funds to repay this indebtedness. If we fail to pay this indebtedness as it becomes due, we might be required to cease operations. The expected operating losses, coupled with a lack of liquidity, raise a substantial doubt about our ability to continue as a going concern. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. For more information about our capital needs and abilities, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - OVERVIEW AND OUTLOOK – Liquidity and Capital Resources” herein.

AT THIS STAGE OF OUR BUSINESS OPERATIONS, EVEN WITH OUR GOOD FAITH EFFORTS, POTENTIAL INVESTORS HAVE A POSSIBILITY OF LOSING THEIR INVESTMENT.

Because the nature of our business is expected to change as a result of shifts as a result of market conditions, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance. While management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated. The Units being offered pursuant hereto should be regarded as speculative investments. There is no assurance that investors will obtain any return on their investment, and investors will be subject to a risk of losing their entire investment.

THE CURRENT CHANGE IN OUR BUSINESS FOCUS PRESENTS A NUMBER OF CHALLENGES AND MAY NOT PROVE TO BE SUCCESSFUL OR CAUSE US TO BECOME PROFITABLE.

Historically, we have distributed our programming by means of multiple platforms including television syndication, Video On Demand, DVD sales, our Web site, and our proprietary 24-hour private network inside Las Vegas and Atlantic City gaming hotels. We recently decided to change our focus and broaden our distribution channels. In the future, we intend to focus on distributing our programming through a new Broadband Network, and through cable television, broadcast and satellite television, Video On Demand, Pay-Per-View, DVD distribution, radio, print, and out-of-home media including mobile devices, additional land-based locations, in-flight venues, and on-board sources. This change in focus is expected to increase our costs, to require the additional financing being sought hereby, and to affect our financial model in terms of margins, cash flow requirements, and other areas. We have an extremely limited history with respect to the direction our business is now taking. There can be no assurance that we will be able to succeed in implementing our strategy, or that we will be able to achieve positive cash flow or profitable operations as a result of these changes in our business.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MESSRS. BRADLEY OR BERK, OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND SALES PERSONNEL HAVING EXPERIENCE IN BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

Our success depends to a significant extent upon the continued service of Mr. Mark Bradley, our Chief Executive Officer and Mr. Michael Berk, our President of Programming. Loss of the services of Messrs. Bradley or Berk could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Bradley or Berk. In addition, in order to successfully implement and manage our business plan, we will be dependent upon (among other things)

successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

OUR CURRENT MANAGEMENT RESOURCES MAY NOT BE SUFFICIENT FOR THE FUTURE, AND WE HAVE NO ASSURANCE THAT WE CAN ATTRACT ADDITIONAL QUALIFIED PERSONNEL.

There can be no assurance that the current level of management is sufficient to perform all responsibilities necessary or beneficial for management to perform. Our success in attracting additional qualified personnel will depend on many factors, including our ability to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that (if we need to) we will be successful in attracting highly qualified individuals in key management positions.

LIMITATIONS ON CLAIMS AGAINST OUR OFFICERS AND DIRECTORS, AND OUR OBLIGATION TO INDEMNIFY THEM, COULD PREVENT OUR RECOVERY FOR LOSSES CAUSED BY THEM.

The corporation law of Nevada allows a Nevada corporation to limit the liability of its directors to the corporation and its stockholders to a certain extent, and our Articles of Incorporation have eliminated our directors' and officers’ personal liability for damages for breaches of fiduciary duty but do not eliminate or limit the liability of a director officer for (a) acts or omissions which involve intentional misconduct, fraud or a knowing violation of the law, or (b) the payment of dividends in violation of applicable law. The corporation law of Nevada allows a Nevada corporation to indemnify each director, officer, agent and/or employee to the extent that certain standards are met. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we have the power to indemnify such person against the liability insured against. Consequently, because of the actions or omissions of officers, directors, agents and employees, we could incur substantial losses and be prevented from recovering such losses from such persons. Further, the Commission maintains that indemnification for liabilities arising under the Securities Act is against the public policy expressed in the Securities Act, and is therefore unenforceable.

INCUMBENT MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING STOCK, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

Our current management currently owns (directly or indirectly) approximately 29.31% of our outstanding common stock (considered on an undiluted basis). Cumulative voting is not provided for in the election of directors. Accordingly, the holder or holders of a majority of our outstanding shares of common stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs.

WE MAY EXPERIENCE RAPID GROWTH, AND IN SUCH CASE WE WILL NEED TO MANAGE THIS GROWTH EFFECTIVELY.

We believe that, given the right business opportunities, we may expand our operations rapidly and significantly. If rapid growth were to occur, it could place a significant strain on our management, operational and financial resources. To manage any significant growth of our operations, we will be required to undertake the following successfully:

*	Manage relationships with various strategic partners and other third parties;

*	Hire and retain skilled personnel necessary to support our business;
*	Train and manage a growing employee base; and
*	Continually develop our financial and information management systems.

If we fail to make adequate allowances for the costs and risks associated with this expansion or if our systems, procedures or controls are not adequate to support our operations, our business could be harmed. Our inability to manage growth effectively could materially adversely affect our business, results of operations and financial condition.

Risks Related to our Business

OUR BUSINESS IS SPECULATIVE (AMONG OTHER REASONS) BECAUSE OUR REVENUES ARE DERIVED FROM THE ACCEPTANCE OF OUR PROGRAMMING, WHICH IS DIFFICULT TO PREDICT, AND OUR FAILURE TO DEVELOP APPEALING PROGRAMMING WOULD PROBABLY MATERIALLY ADVERSELY AFFECT US.

Our programming is the key to our success. It represents the catalyst for generating our revenues, and is subject to a number of uncertainties. Our success depends on the quality of our programming and the quality of other programming released into marketplace at or near the same time as ours, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. There can be no assurance that our current or future programming will appeal to consumer or persons who would pay to broadcast it. Any failure to develop appealing programming would materially and adversely affect our business, results of operations and financial condition.

There are various risks associated with our proprietary rights.

No patent protection. We have no proprietary technology, and accordingly, have no patents. We intend to rely on a combination of copyright and trade secret protection and nondisclosure agreements to establish and protect our proprietary rights. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, to imitate our programming, or to develop similar or superior programming or ideas independently. Imitation of our programming, the creation of similar or superior programming, or the infringement of our intellectual property rights could diminish the value of our programming or otherwise adversely affect our potential for revenue. Policing unauthorized use of our intellectual property will be difficult and expensive. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We cannot provide any assurances that the steps we take will prevent misappropriation of our technology or that our confidentiality or other protective agreements will be enforceable.

Enforcing our proprietary rights may require litigation. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to protect our copyrights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

Others may assert infringement claims against us. One of the risks of our business is the possibility of claims that our productions infringe on the intellectual property rights of third parties with respect to previously developed content. In addition, our technology and software may be subject to patent, copyright or other intellectual property claims of third parties. We could receive in the future claims of infringement of other parties’ proprietary rights. There can be no assurance that infringement claims will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all.

WE MAY BE ADVERSELY AFFECTED BY CHANGING CONSUMER PREFERENCES

Gambling appears to have become more accepted by and popular with many more persons in recent years. However, the gambling industry is subject to shifting consumer preferences and perceptions. A dramatic shift in consumer acceptance or interest in gaming could materially adversely affect us.

WE WILL RELY ON A NUMBER OF THIRD PARTIES, AND SUCH RELIANCE EXPOSES US TO A NUMBER OF RISKS.

Our operations will depend on a number of third parties. We will have limited control over these third parties. We will probably not have many long-term agreements with many of them. We rely upon a number of third parties to carry our programming, and we will need to expand in the future the number of third parties doing this on our behalf. There can be no assurance that existing such agreements will not be terminated or that they will be renewed in the future on terms acceptable to us, or that we will be able to enter into additional such agreements. Our inability to preserve and expand the channels for distributing our programming would likely materially adversely affect our business, results of operations and financial condition. We also will rely on a variety of technology that we will license from third parties. Our loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays. These delays could materially adversely affect our business, results of operations and financial condition, until equivalent technology could be identified, licensed or developed and integrated. Moreover, we occasionally use third parties in connection with our production work and work on our Web site. In addition, we do not own a gateway onto the Internet. Instead, we now and presumably always will rely on a network operating center to connect our Web site to the Internet. Overall, our inability to maintain satisfactory relationships with the requisite third parties on acceptable commercial terms, or the failure of such third parties to maintain the quality of services they provide at a satisfactory standard, could materially adversely affect our business, results of operations and financial condition.

WE COULD BE MATERIALLY ADVERSELY AFFECTED BY FUTURE REGULATORY CHANGES APPLICABLE TO OUR BUSINESS.

We not believe that any governmental approvals are required to sell our products or services, and that we are not currently subject to significant regulation by any government agency in the United States, other than regulations applicable to businesses generally. However, a number of laws and regulations may be adopted with respect to our business in the future. Such legislation could dampen or increase the cost of our business. Such a development could materially and adversely affect our business, results of operations and financial condition.

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

Risks Related to our Common Stock

WE HAVE CERTAIN OBLIGATIONS AND THE GENERAL ABILITY TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, AND SUCH FUTURE ISSUANCES MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

We have various obligations and the ability to issue additional shares of common stock in the future. These obligations and abilities include the following:

*

Approximately 3,500,000 registered shares of our common stock are available as of the date of this Annual Report for issuance pursuant to grants of options available under our 2004 Non-Qualified Stock Option Plan; and

*	Options to purchase approximately 406,500 unregistered shares of common stock had been issued as of the date of this Annual Report.

The options described above will permit the holders to purchase shares of common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of common stock issued pursuant to these options would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these options may be adversely affected because of such potential dilution. Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. For grants of options, our Board of Directors will determine the timing and size of the grants and the consideration or services required therefor. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such grant. Nonetheless, future issuances of additional shares pursuant to options granted could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

OUR COMMON STOCK HAS EXPERIENCED ONLY EXTREMELY LIMITED TRADING.

Currently, our common stock is quoted and traded in very limited quantities on the OTC Electronic Bulletin Board under the trading symbol of "PNTV." There can be no assurance as to the prices at which the shares of our common stock will trade. Until shares of our common stock become more broadly held and orderly markets develop and even thereafter, the prices of our common stock may fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

*	The depth and liquidity of the markets for our common stock;
*	Investor perception of us and the industry in which we participate;
*	General economic and market conditions;
*	Responses to quarter-to-quarter variations in operating results;
*	Failure to meet securities analysts' estimates;
*	Changes in financial estimates by securities analysts;
*	Conditions, trends or announcements in our industry;

*	Announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;

*	Additions or departures of key personnel;
*	Sales of our common stock;
*	Accounting pronouncements or changes in accounting rules that affect our financial statements; and
*	Other factors and events beyond our control.

The market price of our common stock could experience significant fluctuations unrelated to our operating performance. As a result, a stockholder (due to personal circumstances) may be required to sell such stockholder’s shares of our common stock at a time when our stock price is depressed due to random fluctuations, possibly based on factors beyond our control.

THE TRADING PRICE OF OUR COMMON STOCK MAY ENTAIL ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

The trading price of our common stock may be below $5.00 per share. As a result of this price level, trading in our common stock would be subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

BECAUSE OUR BOARD OF DIRECTORS DOES NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE, STOCKHOLDERS MAY HAVE TO SELL THEIR UNITS OF OUR COMMON STOCK TO REALIZE A RETURN ON THEIR INVESTMENT IN THE COMPANY.

The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available therefor. To date, we have paid no dividends. Our Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. Accordingly, a return on an investment in shares of our common stock may be realized only through a sale of such shares, if at all.

BUSINESS

(a) Business Development

Players Network (“PNTV”) was incorporated in the State of Nevada on March 16, 1993 to conduct business as a television and video production company and programming distributor. PNTV owns and operates a digital 24-hour gaming and entertainment network called “PLAYERS NETWORK,” which specializes in producing television programming on behalf of PNTV and third parties to serve the gaming industry and distributing programming. Until 2001, PNTV broadcasted its programming only into the guestrooms of casino hotels via a Private Network. PNTV’s programming includes shows about gaming instruction, gaming news, wagering on sports and racing, gaming entertainment, tournaments, events and travel. In 2001, PNTV expanded its programming to broadband Internet distribution. In 2003, PNTV expanded into satellite television by distributing its programming on the Dish Network for about a year. In 2003, PNTV signed an agreement with Morningstar Entertainment, Inc., which distributes PNTV, video on CD’s into mass merchandisers such as WalMart, Walgreens and Rite Aid.

Although we will continue the PLAYERS NETWORK in casino hotels and our production of programming for itself and third parties, in the future we intend to focus on distributing our programming through a new Broadband Network, which was launched near the end of July 2005, located on the World Wide Web at www.playersnetwork.com. We also intend to distribute our programming through cable television, broadcast and satellite television, Video On Demand, Pay-Per-View, DVD distribution, television syndication, radio, print, and out-of-home media including mobile devices, additional land-based locations, in-flight venues, and on-board sources. During the last quarter of 2005, we entered into a multi-year agreement to provide programming through a Video On Demand channel with Comcast Programming Development, Inc., which will provide our original programming. Our more historical business related to the PLAYERS NETWORK and the broader distribution business on which we expect to focus in the future are discussed below.

(b) The Players Network

Players Network broadcasts its programming directly into the guestrooms of casino and non-casino hotels on a customized private cable channel. The Company’s format is designed to educate new players and promote casino games and activities. The Company's programming includes shows on basic gaming instruction, news, sports and racing, entertainment and tournaments. Currently such programming is being broadcasted in two hotels, although in the past such programming was broadcasted in as many as about 10 hotels at the same time. On a limited basis, PNTV will continue to market its closed-circuit Players Network television programs to hotel casinos nationwide, and will continue to offer the same programming to non-casino hotels on a traditional advertising paid model.

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

In addition to the Players Network, since 2003 PNTV has been distributing its programming on CD’s to mass merchandisers such as Wal-Mart, Walgreens and Rite Aid.

(c)	Expanded Distribution

Since our re-launch of our broadband network in the summer of 2005, we intend for this additional media to expand the reach of our gaming lifestyle media programming and to build on our track record as a producer and distributor of gaming-centric entertainment and informational programming to television syndication, Video On Demand, DVD, and on our proprietary 24-hour private network inside Las Vegas and Atlantic City gaming hotels. Through the new broadband network, we intend to deliver live and taped original television series, radio programs, information segments and interactive content on the broadband service. The channel’s expanded programming will include popular poker programs, reality shows, game shows, documentaries, talk shows and special events on the gaming lifestyle. For businesses, it can be used by major gaming industry brands in their marketing and promotion efforts to reach their current and future customers. In connection with our broadband re-launch in the summer of 2005, we produced and aired from the site of the World Series of Poker® at the Rio All-Suite Hotel & Casino in Las Vegas the first-ever live programming from the World Series of Poker®. We named this event the “World Series of Poker® Lifestyle Show.” Under the direction of Emmy® Award winning director Marty Corwin, Players Network went live six hours a day for five days to a potential audience of more than 100 million broadband-enabled subscribers worldwide. Mr. Corwin is an entertainment and sports television director and producer whose specials and PayPerView events have aired on Showtime, HBO, ESPN, ABC, NBC, CBS.

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

In August 2005 and in connection with our new division of Gaming Lifestyle Marketing, we signed a 3-year agreement with JB Entertainment Group to jointly build, operate, and market a new ticketing service business. JB has agreed to create a branded Players Network Ticketing website and we will be able to receive revenues from the bookings done through the site.

We also entered into a joint venture with Vegas Media Group to co-produce new and original programming through various scheduled series, which started airing in November 2005. We have also agreed to co-produce with GWIN, Inc. and Cool Hand Root, LLC, a new original programming series featuring the businesses, CEO’s and entrepreneurs behind Las Vegas. Ownership unless otherwise stated shall be 37.5% to GWIN, 12.5% to Cool Hand Root, and 50% to PNTV. Cash, deferred and contingent compensation shall be shared likewise. On October 10, 2005 we entered into a distribution agreement with Comcast Programming Development, Inc., an affiliated entity with Comcast Corporation, which became effective on November 1, 2005. Pursuant to the agreement Comcast has agreed to carry our gaming channel on their Video On Demand service. As a result of this agreement, we formed a wholly-owned subsidiary, Players Network On Demand, which will provide all the operations of this aspect of our business. Comcast in the agreement has also received the option to purchase 40% of the stock in our anticipated subsidiary. Comcast can exercise this option at any time for fair market value after an 18-month anniversary of November 1, 2005, and up to three years thereafter. Comcast will bear all the distributions costs, and we will retain all the advertising revenues from the venture. Additionally, we are entitled to all the merchandise revenues for the first three years of the agreement. After three years we will share certain stipulated merchandise revenues with Comcast.

During a portion of 2005, James Caan, actor, gaming enthusiast, and star of the NBC series “Las

Vegas,” acted as our spokesman, entertainment industry ambassador, and business development consultant.

Although we do not produce, license, or host a specific poker-related program, we do provide programming surrounding poker-related programs such as the “World Series of Poker,” as seen with our live airing of the “World Series of Poker® Lifestyle Show.” Therefore, we indirectly compete with producers of other poker-related programs such as “Celebrity Poker Showdown,” “Late Night Poker,” “Poker Superstars,” and “World Poker Tour” and the popularity surrounding poker and gaming programming. These and other producers of poker-related programming may be well established and may have significantly greater resources than we do. In addition to these producers we also indirectly compete with televised sporting events, reality-based television programming, and other programming that can be accessed over broadband networks.

(d)	Governmental Approval and Regulation

Players Network does not believe that any governmental approvals are required to sell its products or services. The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, governs the distribution of video programming by cable, satellite or over-the-air technology, through regulation by the Federal Communications Commission (“FCC”). However, because Players Network’s video distribution systems do not use any public rights of way, they are not classified as cable systems and are subject to minimal regulation. Thus, the FCC does not directly regulate the programming provided by PNTV.

Although the FCC generally does not directly regulate the services provided by Players Network, the regulation of video distribution and communications services is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that Players Network’s business will not be adversely affected by future legislation or new regulations.

(e)	Cost of Research and Development

In the last two years Players Network has expended approximately $20,000 in research and development activities related to developing the new services and internet site, including the purchase of certain computer hardware and software.

(f)	Seasonality

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

(g)	Personnel

Players Network currently has three full time employees and one part time employee as well as eleven contract personnel that support and operate our operations. Management will hire additional employees on an as needed basis. None of our employees are subject to any collective bargaining agreement or labor union contract, nor has it been subjected to any strikes or employment disruptions in its history. However, Players Network has entered into employment agreements with our Chief Executive Officer, Mark Bradley and our President of Programming, Michael Berk. Mr. Berk’s annual base salary is $150,000 and shall be adjusted to provide for all cost of living increases based upon the percentage increase (if any) in the CPI for All Urban Consumers. Additional compensation will be paid equal to 10% of royalty income received by PNTV from sources directly resulting from the President of Programming efforts. We intend to use the services of independent consultants and contractors to perform various professional services when and as they are deemed necessary. We believe that the use of third-party service providers may enhance our ability to contain general and administrative expenses.

Players Network’s proposed personnel structure could be divided into three broad categories: management and professional, administrative, and project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and workloads demand.

ITEM 2. DESCRIPTION OF PROPERTY

PNTV has produced a series of gaming instructional video of how to play the various games of chance that are available in most casinos around the world. We have a library of 200 gambling and gaming lifestyle videos, including 30 new, originally-produced hours of programming from the 2005 World Series of Poker®. PNTV owns the intellectual property rights in the programming and content that it produces for itself. Moreover, the slogans “Everybody wants to be a player” and “The only game in town” are registered trademarks of PNTV with the United States Patent and Trademark Office (the “PTO”). PNTV has received from the PTO the trademark for “Players Network” and for the service mark “Players Network.”

The principal executive office of Players Network is located at 4620 Polaris Avenue, Las Vegas, Nevada, 89103. Players Network occupies approximately 8,500 square feet of combined office space, video production soundstage, technical and administrative operations, and warehouse space at these premises pursuant to a lease, which was renewed in March 2005 for a one-year term. The monthly rent is $5,040. We intend to exercise our renewal option for this facility once our one-year term expires. Our minimum operating lease payments are $10,080 in 2006.

These properties are in good condition, well maintained and adequate for Players Network’s current and immediately foreseeable operating needs. Players Network does not have any policies regarding investments in real estate, securities or other forms of property.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) Market Information

PNTV's Common Stock is currently traded on the National Association of Security Dealers' over-the-counter bulletin board market (OTC:BB) under the symbol PNTV.OB. The following table sets forth the high and low bid prices for each quarter within the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2005		2004
	High	Low	High	Low
1st Quarter	$.33	$.13	$0.30	$0.15
2nd Quarter	$.47	$.08	$0.17	$0.02
3rd Quarter	$1.88	$.45	$0.11	$0.08
4th Quarter	$.53	$.30	$0.30	$0.08

(b) Holders of Common Stock

As of February 24, 2006, there were approximately 225 holders of record of PNTV's Common Stock. As of March 24, 2006, the closing price of PNTV's shares of common stock was $.33 per share.

(c) Dividends

Players Network has never declared or paid dividends on its Common Stock. Players Network intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on Players Network profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Recent Sales of Unregistered Securities

On December 29, 2005, we issued 130,375 and 70,000 shares of common stock, respectively, to Mark Bradley and Michael Berk for a total of $52,150 and $28,000, respectively, in accrued compensation owed pursuant to his employment agreement as of November 30, 2005. Pursuant to their employment agreements, Messrs. Bradley and Berk are allowed to convert their deferred salary in exchange for stock at a 20% discount to the average 30 day market price of $0.50. Because Messrs. Bradley and Berk were directors and executive officer at the time of these issuances, the issuances of these shares are claimed to be exempt, pursuant to Section 4(2) of the Act.

During the fourth quarter of 2005, we issued an aggregate of 165,000 shares of common stock (valued at $108,000) to six outside service providers as compensation for services. We believe that the issuance and sale of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuances and sale of the shares.

On December 19, 2005, we issued 73,000 shares of common stock (valued at $40,500) to four of the Company’s employees as compensation for administrative services performed for the Company or for year-end bonuses. We believe that the issuance of all the shares described above was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. Each individual was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the individuals immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Additionally, the individuals had the opportunity to speak with our management on several occasions prior to its investment decision.

Shares purchased pursuant to subscription agreements

On October 18, 2005, we issued 1,025,000 shares of common stock to 6 individual accredited investors for the aggregate purchase price of $450,000. The shares were purchased in the third quarter but were not issued until the fourth quarter of 2005. We believe that the issuance and sale of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuances and sale of the shares.

On November 7, 2005, we issued 220,000 shares of common stock to 1 accredited investor for the purchase price of $110,000. We believe that the issuance and sale of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision. There were no commissions paid on the issuances and sale of the shares.

Options Granted

On December 9, 2005, for services provided and to be provided, we granted to six outside consultants three-year options to purchase up to an aggregate of 91,000 shares of our common stock at an exercise price of

$0.50 per share. We believe that the issuance and sale of the options was, and the issuance and sale of the common stock underlying such options will be, exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The options were, and the common stock underlying such options will be, issued directly by us and did not involve a public offering or general solicitation. The recipients of the options were and will be afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make his or her investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing options, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were and will be no commissions paid on the issuances and sale of the options or the common stock underlying such options.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW AND OUTLOOK

We were incorporated in the State of Nevada in March of 1993. Our business for most of our existence has been the ownership and operation of a digital 24-hour gaming and entertainment network called “PLAYERS NETWORK,” which specializes in producing television programming to serve the gaming industry and is designed to educate new players and promote casino games and activities. We broadcast our programming directly into the guestrooms of casino and non-casino hotels on a customized private cable channel.

Although we will continue the PLAYERS NETWORK, as of July 2005 we began distributing our programming through a new Broadband Network and in November 2005 we launched our Video on Demand channel, which resulted from our multi-year agreement with Comcast Programming Development, Inc. Through the new broadband network, we will deliver live and taped original television series, radio programs, information segments and interactive content on the broadband service. The channel’s expanded programming will include popular poker programs, reality shows, game shows, documentaries, talk shows and special events on the gaming lifestyle.

We also plan to distribute our programming through cable television, broadcast and satellite television, Pay-Per-View, DVD distribution, television syndication, radio, print, and out-of-home media including mobile devices, additional land-based locations, in-flight venues, and on-board sources. This change in focus is expected to increase our costs, to require additional financing, and to affect our financial model in terms of margins, cash flow requirements, and other areas.

We currently have a library of 200 gambling and gaming lifestyle videos, including 30 new, originally-produced hours of programming from the 2005 World Series of Poker®, at which Players Network had exclusive rights to produce and air live programming from the event’s Lifestyle Show. The growing programming library is an asset which represents long-term revenue opportunities in advertising, sponsorship, direct sales and product integration, domestic and international program sales, broadband syndication, subscription fees and increased home video sales.

In pursuing our expansion of distributing and programming in new mediums, we had several material developments during the last quarter of 2005. We entered into a joint venture with Vegas Media Group to co-produce new and original programming through various scheduled series and we also agreed to co-produce with GWIN, Inc. and Cool Hand Root, LLC. a new original programming series featuring the businesses, CEO’s and entrepreneurs behind Las Vegas.

On October 10, 2005 we entered into a distribution agreement with Comcast Programming Development, Inc., an affiliated entity with Comcast Corporation, which became effective on November 1, 2005. Pursuant to the agreement Comcast has agreed to carry our gaming channel on their Video On Demand service. As a result of this agreement, we formed a wholly-owned subsidiary, Players Network On Demand, which will provide all the operations of this aspect of our business. Comcast in the agreement has also received the option to purchase 40% of the stock in our anticipated subsidiary. Comcast can exercise this option at any time for fair market value after an 18-month anniversary of November 1, 2005, and up to three years thereafter. Comcast will bear all the distributions costs, and we will retain all the advertising revenues from the venture. Additionally, we are entitled to all the merchandise revenues for the first three years of the agreement. After three years we will share certain stipulated merchandise revenues with Comcast.

At December 31, 2005, we had an accumulated deficit of approximately $11,167,323, current assets of $119,158 and $346,075 in current liabilities, resulting in stockholders’ deficit of $105,919. We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected additional costs and expenses related to brand development; marketing and other promotional activities; strategic relationship development; and potential acquisitions of related complementary businesses.

Results of Operations for the Years Ended December 31, 2005 and December 31, 2004:

	For the Years Ended December 31,		Increase / (Decrease)
	2005	2004
Revenues	$ 462,842	$ 569,576	$ (106,734)

Direct Operating Costs	578,022	148,107	429,915
General and administrative expenses	285,014	138,307	146,707
Bad debt	12,750	2,900	9,850
Salaries and wages	400,162	273,181	126,981
Consulting services	246,917	169,300	77,617
Share-based compensation	2,301,591	-	2,301,591
Rent	75,902	69,873	6,029
Depreciation and Amortization	52,735	229,687	(176,952)
Loss in Impairment	15,496	209,338	(193,842)

Total Operating Expenses	3,968,589	1,240,693	2,727,896

Net Operating (Loss)	$ (3,505,747)	$ (671,117)	$ 2,834,630

Total other income (expense)	36,179	(4,688)	40,867

Net (Loss)	$ (3,469,568)	$ (675,804)	$ 2,793,764

Revenues:

During fiscal 2005 and fiscal 2004, we received revenues from three sources – fees received from customers of our Players Network, advertising fees, and fees from third party programming production. Aggregate revenues for the year ended December 31, 2005 were $462,842 compared to revenues of $569,576 in the year ended December 31, 2004. This resulted in a decrease in revenues of $106,734, or 19%. Revenues from each of three sources of revenue declined to some extent. The primary decrease in revenues was related to the change in our business focus, which caused us to spend less time and attention on our historical sources of revenue.

General and Administrative expenses:

General and administrative expenses were $285,014 for the year ended December 31, 2005 versus $138,307 for the year ended December 31, 2004, which resulted in an increase of $146,707 or 106%. General and administrative expenses increased comparatively for the year ended December 31, 2004 to the comparative period in 2005 due to additional Company personnel and administrative overhead, and business restructuring expenses as the Company shifted its business focus. Overall, the increase in general and administrative expenses could be a positive step taken by management, especially when taking into consideration all the new business opportunities we have entered into. Most of the expenses were incurred during the third quarter months due to the “World Series of Poker” programming as well as the preparation required for the new Comcast agreement.

Net Operating Income (Loss):

Net operating loss for the year ended December 31, 2005 was $3,505,747 compared to a net operating loss of $671,117 for the year ended December 31, 2004, or $(0.05) per share for 2005 versus $ (0.21) per share for 2004. This resulted in an increase of $2,834,630 or 422%. Overall the total operating expenses increase from $1,240,693 in 2004 to $3,968,589 in 2005, which ultimately impacted our total net operating loss. Although most of the Company expense items increased during fiscal 2005, the increase in total operating expenses can be largely attributed to a large increase in share-based compensation and an increase of salaries and wages as well as an expense of consulting services.

Net Loss:

The net loss for the year ended December 31, 2005 was $3,469,568, versus a net loss of $675,804 for the year ended December 31, 2004, an increase of net loss of $2,793,764. A significant part of our loss in earnings is due to additional costs associated with production and consulting the “World Series of Poker” and the Comcast agreement. Also our warrants and stock options compensations classified as share- based compensation have decreased our earnings potential significantly. Although, we have experienced an increase in net loss, we believe the expansion and addition of these new agreements are necessary for the growth of our business.

SUBSEQUENT EVENTS

On February 9, 2006 the Company issued 30,000 shares of it $.001 par value for consulting services valued at $10,500.

On February 13, 2006 Players Network entered into an agreement with Alta Loma entertainment Inc., (“Alta Loma”) to co-produce the Playboy’s Women of Poker Program. Players Network and Alta Loma shall each be entitled to 50% of the net proceeds from the exploitation of the programs and the Playboy Programs.

Players Network and Alta Loma shall jointly develop, but Players Network shall distribute, manage and license ancillary revenue-generating projects based on the programs.

During the first quarter of 2006, we secured our first debt financing in the original principal amount of $250,000 from three individuals in the form of 5% convertible debentures expiring four year after the debenture commencement date. On the maturity date, the entire unpaid principal amount will be automatically converted into shares of the Company’s common stock at the conversion price of $.35 per share. The debenture will bear interest on the unpaid principal amount at the rate of 5% per annum, which will be due and paid annually

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2005 compared to December 31, 2004.

	December 31, 2005	December 31, 2004
Total Assets	$ 240,156	$ 291,168

Accumulated (Deficit)	$ (11,167,323)	$ (7,697,755)

Stockholders’ Equity	$ 240,156	$ 6,939

Working Capital (Deficit)	$ (226,917)	$ (161,455)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from the operations, and most recently debt financing to a limited extent. At December 31, 2005, we had a negative working capital position of approximately $226,917. As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We need approximately $1.0 million dollars to maintain our current level of operations. We need approximately $1.5 million additional dollars to enable us to pursue our business plan for fiscal 2006 as we would prefer. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. We recently secured our first debt financing in the original principal amount of $250,000 in the form of 5% convertible debenture with a four year term. On the maturity date, the entire unpaid principal amount will be automatically converted into shares of the Company’s common stock at the conversion price of $.35 per share. The debenture will bear interest on the unpaid principal amount at the rate of 5% per annum, which will be due and paid annually. The holders have the option of being paid in cash or with the Company’s common stock by notifying the company in writing 30 days prior to interest payment date. We currently do not have the funds to repay this indebtedness. If we fail to pay this indebtedness as it becomes due, we might be required to cease operations. The expected operating losses, coupled with a lack of liquidity, raise a substantial doubt about our ability to continue as a going concern. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice in fiscal 2006. In fiscal 2005, the Company has issued $2,580,910 shares in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in fiscal 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going concern

Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have incurred recurring net losses of $3,469,568 and $675,804 in 2005 and 2004 respectively, has an accumulated deficit of $11,167,323 and a working capital deficit of $226,917 as of December 31, 2005. In order to obtain the necessary capital, we have raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of our stockholders have agreed to provide sufficient funds as a loan over the next twelve-month period. However, we are dependent upon our ability to secure equity and/or debt financing and there are no assurances that we will be successful, without sufficient financing it would be likely for us to continue as a going concern.

The financial statements include adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates

Revenue recognition

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

Income taxes

PNTV applies recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. PNTV provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not

Impairment of long-lived assets

Long-lived assets held and used by PNTV are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. PNTV recognized impairment losses of $15,496 and $209,338 during 2005 and 2004, respectively.

Recently Issued Accounting Pronouncement

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will have an immediate significant impact on its financial position or results of operations.

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Players Network, Inc (the “Company”) as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players Network, Inc. as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has reoccurring net losses and a working capital deficit. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP

March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Players Network

Las Vegas, Nevada

We have audited the accompanying balance sheets of Players Network (PNTV) as of December 31, 2004 and the related statements of operations, stockholders’ equity and cash flow for the year then ended. These financial statements are the responsibility of PNTV’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations of Players Network as of December 31, 2004 and for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC

Houston, Texas

www.malone-bailey.com

February 18, 2005

ITEM 7.	FINANCIAL STATEMENTS

Players Network

Balance Sheets

For the years ended:

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash	$53,385	$ 8,994
Accounts receivable, net	21,990	113,773
Prepaid Assets and other current assets	13,783	--
Note Receivable	30,000	--
Total current assets	119,158	122,767

Fixed assets, net	120,998	168,401

	$240,156	$ 291,168

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued Expenses	$48,540	$ 7,092
Accounts payable	290,035	223,682
Accrued compensation - related party	7,500	53,448
Total current liabilities	346,075	284,222

Stockholders’ Equity (Deficit):

Common stock, $0.001 par value, 25,000,000 shares authorized, 19,443,685 and 15,185,892 shares issued and outstanding as of December 31, 2005 and 2004	$19,444	$ 15,186
Shares authorized & unissued	30	--
Additional paid-in capital	11,046,935	7,689,508
Prepaid share-based compensation	(5,005)	--
Accumulated (deficit)	(11,167,323)	(7,697,755)
	(105,919)	6,939
	$240,156	$ 291,168

Players Network

Statements of Operations

	For the Years Ended
	December 31,
	2005	2004
Revenue
Network	$99,090	$102,369
Advertising	235,000	276,666
Production and other	128,752	190,541
Total revenue	462,842	569,576

Expenses:
Direct operating costs	578,022	148,107
General and administrative expenses	285,014	138,307
Bad debt	12,750	2,900
Salaries and wages	100,162	123,181
Salaries and wages – related party	300,000	150,000
Consulting services	246,917	169,300
Share-based compensation	2,301,591	--
Rent	75,902	69,873
Depreciation and amortization	52,735	229,687
Loss in Impairment	15,496	209,338
Total operating expenses	3,968,589	1,240,693

Net operating (loss)	(3,505,747)	(671,117)

Other income (expense):
Interest income	255	--
Interest expense	(5,286)	(4,688)
Forgiveness of debt	41,210	--
Total other income (expenses)	36,179	(4,688)
Net (loss)	$(3,469,568)	$(675,804)

Weighted average number of common shares outstanding – basic and fully diluted	16,774,316	13,842,892

Net (loss) per share - basic & fully diluted	$(0.21)	$(0.05)

Players Network
Statements of Changes in Stockholders' Equity
Balance, December 31, 2003

	Common Stock		Additional	Shares authorized	Prepaid		Total
			Paid in	&	Share-based	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Unissued	Compensation	(Deficit)	(Deficit)
	13,774,195	$13,774	$7,368,279	$-	$ -	$(7,021,951)	$360,102
Shares cancelled	(983,303)	(983)	983	-	-	-	-
Shares issued for services	1,595,000	1,595	161,046	-	-	-	162,641
Shares issued for services - related party	800,000	800	159,200	-	-	-	160,000
Net (loss)
for the year ended
December 31, 2004						(675,804)	(675,804)
Balance, December 31, 2004	15,185,892	15,186	7,689,508		-	(7,697,755)	6,939
Shares cancelled	(600,000)	(600)	600	-	-	-	-
Shares issued for cash	1,625,000	1,625	774,175	-			775,800
Shares issued for services	1,979,183	1,979	1,457,043	30	-	-	1,459,052
Shares issued for services - related party	967,610	968	234,182	-	-	-	235,150
Options exercised - cashless	286,000	286	71,114	-	-	-	71,400
Options granted - unexercised	-	-	820,313	-	(5,005)	-	815,308
Net (loss)
for the year ended
December 31, 2005						(3,469,568)	(3,469,568)
Balance, December 31, 2005	19,443,685	$19,444	$11,046,935	$30	$ (5,005)	$(11,167,323)	$(105,919)

Players Network

Statements of Cash Flows

	For the Years Ended
	December 31,
	2005	2004
Cash flows from operating activities
Net (loss)	$(3,469,568)	$(675,804)
Depreciation and amortization expense	52,735	229,987
Share-based compensation	2,345,760	162,641
Share-based compensation – related party	235,150	--
Asset impairment	15,496	209,338
Forgiveness of debt	(41,210)	--
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Accounts receivable	91,784	(83,415)
Prepaid expenses and other assets	(43,783)	7,559
Accounts payable	107,554	49,639
Accrued expenses	41,448	2,162
Accrued expenses - related party	(45,948)	106,736
Deferred revenue	--	(6,648)
Net cash (used) by operating activities	(710,582)	2,195

Cash flows from investing activities
Purchase of fixed assets	(20,828)	--
Net cash (used) in investing activities	(20,828)	--

Cash flows from financing activities
Sale of common stock	775,800	--
Net cash provided by financing activities	775,800	--

Net decrease (increase) in cash	44,390	2,195
Cash – beginning	8,994	6,799
Cash – ending	$53,384	$8,994

Supplemental disclosures:
Interest paid	$5,286	$4,688
Income taxes paid	$--	$--

Non-cash investing and financing activities:
Shares issued for related party compensation	$235,150	$160,000
Shares issued for services	$1,459,052	$162,641

Value of options granted - unexercised	$815,308	$--
Value of cashless options exercised	$71,400	--

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Note 1 – Summary of Accounting Policies

PNTV was incorporated in the State of Nevada in March of 1993. Our business for most of our existence has been the ownership and operation of a digital 24-hour gaming and entertainment network called “PLAYERS NETWORK,” which specializes in producing television programming to serve the gaming industry. We broadcast our programming directly into the guestrooms of casino and non-casino hotels on a customized private cable channel. Our format is designed to educate new players and promote casino games and activities. Our programming includes shows on basic gaming instruction, news, sports and racing, entertainment and tournaments.

Although we will continue the PLAYERS NETWORK, in the future we intend to focus on distributing our programming through a new Broadband Network, which was launched near the end of July 2005, and through cable television, broadcast and satellite television, Video On Demand, Pay-Per-View, DVD distribution, television syndication, radio, print, and out-of-home media including mobile devices, additional land-based locations, in-flight venues, and on-board sources. During the year ended December 31, 2005, we entered into a multi-year agreement to provide programming through a Video On Demand channel. This change in focus is expected to increase our costs, to require additional financing, and to affect our financial model in terms of margins, cash flow requirements, and other areas.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

Segment Reporting

The Company follows SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Fair value of Financial Instruments

Financial instruments consist principally of cash, trade and notes receivables, trade and related party payables and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

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

Video Filming and broadcast equipment	10 years
Computer and office equipment	3-10 years

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

Impairment of long-lived assets

Long-lived assets held and used by PNTV are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. PNTV recognized impairment losses of $15,496 and $209,338 during 2005 and 2004, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense totaled $35,066 and $ 161 for the years ended December 31, 2005 and 2004, respectively.

Allowance for Doubtful Accounts

We generate a portion of our revenues and corresponding accounts receivable from the Casino and Hotel industry. As of December 31, 2005, approximately 85% of our accounts receivable were attributed to Casinos and Hotels. We evaluate the collectibility of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due.

Basic and diluted loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangible assets are recorded at fair value and not amortized, but are reviewed for impairment annually or more frequently if impairment indicators arise, as required by SFAS No. 142. As of December 31, 2005 we had no goodwill or other intangible assets.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. PNTV adopted SFAS No. 123 (R) during the fourth quarter of 2005. Stock issued for services totaled $2,350,765 and $162,648 for the years ended December 31, 2005 and 2004, respectively.

Recently Issued Accounting Pronouncement

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will have an immediate significant impact on its financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, PNTV incurred recurring net losses of $3,469,568 and $675,804 in 2005 and 2004, respectively, has an accumulated deficit of $11,167,323 and a working capital deficit of $226,917 as of December 31, 2005. In order to obtain the necessary capital, the Company has raised funds via private placement offering. If the securities offering do not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004

Video filming and broadcast equipment	$456,701	$456,701
Computers and office equipment	95,012	74,185
Leasehold improvements	12,774	28,870
	564,487	559,756

Less accumulated depreciation	(443,489)	(391,355)
	$120,998	$168,401

Depreciation expense totaled $52,735 and $50,636 for 2005 and 2004, respectively.

Note 4 – Note Receivable

On October 27, 2005 PNTV issued an eight-month demand promissory note in the amount of $30,000 bearing interest at 5% per annum to an individual. The principal and interest are due on June 15, 2006. The company accrued $250 in interest receivable at December 31, 2005.

Note 5 – Interest expense

The Company recorded interest expense incurred from credit card finance charges. Interest expense totaled $5,286 and $4,688 for the years ended December 31, 2005 and 2004, respectively.

Note 6 – Prepaid share-based compensation

On December 9, 2005 the company issued 16,000 options with a strike price of $.50 in exchange for consulting services. The estimated value of the options, using the Black-Scholes pricing model is $8,728.

During the year ended December 31, 2005, the consultant performed services totaling $3,723 and the remaining $5,005 is considered prepaid share-based compensation. The prepaid compensation will be amortized as services are rendered to the Company.

Note 7 – Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the period ended December 31, 2005, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $11,167,323 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

As of December 31,
2005
Deferred tax assets:
Net operating loss carryforwards	$ 11,167,323
Total deferred tax assets	11,167,323

Net deferred tax assets before valuation allowance	11,167,323
Less: Valuation allowance	(11,167,323)
Net deferred tax assets	$ -0-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2005.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

Year Ended December 31, 2005
Federal and state statutory rate	$ (3,796,890)
Change in valuation allowance on deferred tax assets	3,796,890
$ -0-

Note 8 – Related party

Employment agreements

In January 2005 PNTV entered into an employment agreement with its president and CEO for a period of five years. PNTV agreed to pay an annual salary in the amount of $150,000. Additional compensation will be paid equal to 10% of royalty income received by PNTV from sources directly resulting from the CEO’s efforts. As of December 31, 2005, no additional compensation has been recorded.

On January 1, 2005 PNTV entered into a five-year employment agreement with its President of Programming. PNTV agreed to pay an annual salary of $150,000 during the term of the agreement. Additional compensation will be paid equal to 10% of royalty income received by PNTV from sources directly resulting from the President of Programming efforts. As of December 31, 2005, no additional compensation has been recorded.

As of December 31, 2005, PNTV has expensed compensation in the amount of $300,000. The balance owed at December 31, 2005 and 2004 was $7,500 and $53,448, respectively.

During the year ended December 31, 2005 the Company granted Doug Miller, a director of the Company, options to purchase 105,000 shares of common stock at an exercise price of $.30 with a 3-year life. The estimated value of the options using the Black-Scholes pricing model is $17,385, which was expensed as share-based compensation. Doug Miller is also the president of GWIN, Inc; PNTV generated approximately $27,000 in revenue from GWIN, Inc.

Stock issuance

During 2004, PNTV issued 800,000 shares in lieu of payment to the CEO for services preformed under the employment contract, valued at $160,000.

During 2005, PNTV’s CEO and President of Programming elected to convert $235,150 in compensation for services performed under their employment contracts to 967,610 shares of its $.001 common stock at prices ranging from $.20 - $ .40.

Note 9 – Stockholders’ equity

Common stock

During 2004, PNTV issued 2,104,000 shares for services accrued in 2003 and 2004 valued at $322,648, the fair market value of the underlying shares.

During 2004, PNTV canceled 983,303 previously issued shares for services due to non-performance.

During 2005, PNTV issued 1,625,000 shares of its $.001 par value for cash totaling $775,800.

During 2005, PNTV issued 1,979,183 shares for services valued at $1,459,052 the fair market value of the underlying shares.

During 2005, PNTV’s CEO and President of Programming elected to convert $235,150 in compensation for services performed under their employment contracts to 967,610 shares of its $.001 common stock at prices ranging from $.20 - $ .40. The shares were issued in 2005.

During 2005, PNTV cancelled 600,000 previously issued shares.

Note 10 – Warrants and options

As of December 31, 2004, outstanding stock options to acquire shares of common stock on a one-for-one basis totaled 468,000 at a weighted average exercise price of $0.49.

On September 19, 2004, PNTV adopted its “2004 Employee Stock Option Plan” (the “Plan”) and granted incentive and nonqualified stock options with rights to purchase 3,500,000 shares of PNTV’s common stock. As of December 31, 2004, no options have been granted.

As of December 31, 2004, 300,000 options remain: 50,000 options at $.35 expire July 2005 and 250,000 options at $.35 expire July 2006.

During 2005, the Company granted options to purchase 1,843,500 shares of its common stock at a weighted average exercise price of $0.40 per share. The estimated value of the options, using the Black-Scholes pricing model, is $393,042, which was expensed as share-based compensation.

On July 1, 2005, the Company entered into a consulting agreement with an individual to provide business-marketing services. Pursuant to the agreement, the Company issued options to purchase 750,000 shares at a strike price $0.78 per share. The options are subject to vesting terms whereby the consultant will earn 125,000 options per quarter for a period of 18 months, at December 31, 2005, 250,000 options have been earned. The estimated value of the options using the Black-Scholes pricing model is $203,375, which the Company recorded as share-based compensation as of December 31, 2005.

On July 1, 2005, the Company entered into a consulting agreement with an individual to provide business-marketing services. Pursuant to the agreement, the Company issued options to purchase 800,000 shares at a strike price $0.40 per share. The options are subject to vesting terms whereby the consultant will earn 133,335 options per quarter for a period of 12 months, at December 31, 2005, 266,670 options have been earned. The estimated value of the options using the Black-Scholes pricing model is $223,896, which the Company recorded as share-based compensation as of December 31, 2005.

Options Exercised

During 2005 the Company issued 286,000 shares of its $0.001 common stock to David Kol upon the cashless exercise of 300,000 options valued at $71,400, which the Company expensed as share based compensation.

The following is a summary of information about the Stock Options outstanding at December 31, 2005.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.28- 0.78	3,343,500	2 years	$.494	2,310,170	$0.494

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2005	2004

Average risk-free interest rates	5.25%	0%
Average expected life (in years)	2	0
Volatility	325%	0%

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

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2005 was approximately $0.494 per option.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2004	300,000	$0.35
Expired in 2005	(50,000)	0.35
Options granted	3,393,500	0.494
Options exercised	(300,000)	0.280

Balance, December 31, 2005	3,343,500	0.494

Exercisable, December 31, 2005	2,310,170	$0.494

Note 11 – Subsequent events

On February 9, 2006 the Company issued 30,000 shares of it $.001 par value for consulting services valued at $10,500.

On February 13, 2006 Players Network entered into an agreement with Alta Loma entertainment Inc., (“Alta Loma”) to co-produce the Playboy’s Women of Poker Program. Players Network and Alta Loma shall each be entitled to 50% of the net proceeds from the exploitation of the programs and the Playboy Programs. Players Network and Alta Loma shall jointly develop, but Players Network shall distribute, manage and license ancillary revenue-generating projects based on the programs.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Players Network appointed Beckstead & Watts, LLP, as our independent accountants for the year ending December 31, 2005. This is a change in accountants recommended by our Executive Management and approved by our Board of Directors. We engaged Beckstead & Watts, LLP on October 28, 2005. During the most recent two fiscal years and during the portion of 2005 preceding the Board's decision, neither the Company, nor anyone engaged on its behalf, has consulted with Beckstead & Watts, LLP regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

The reports of Malone & Bailey, PC on the Registrant’s consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty towards audit scope or accounting principles. Except for Malone & Bailey’s issuance of a going concern opinion on the financial statements for the fiscal year ended December 31, 2004. From January 16, 2002 (date of engagement) through October 28, 2005, which includes two most recent fiscal years and any subsequent interim periods, there were no disagreements between the Registrant and Malone & Bailey, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Disagreements, if not resolved to the satisfaction of Malone & Bailey, PC would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Malone & Bailey, PC, as the independent accountants for Players Network.

ITEM 8A. CONTROLS AND PROCEDURES

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

The Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Annual Report on Form 10-KSB were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there has been an inherent lack of segregation of duties. The Company has periodically assessed and will continue to assess the cost versus benefit of adding the resources that would remedy or mitigate this situation. Management does not expect that the Company's disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, but not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

ITEM 8B. OTHER INFORMATION

None

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

NAME	AGE	POSITION
Mark Bradley	43	Chief Executive Officer, Principal Financial Officer and Director
Michael Berk	57	Director and President of Programming
Doug Miller (1)	53	Financial Advisor and Director
Darius Irani ()	74	Resigned Director
Dr. Joost Van Adelsberg	82	Director
Morden C. Lazarus (2)		Director
(1)	On May 25, 2005, Mr. Darius Irani resigned from his seat on the Board of Directors and Mr. Doug Miller filled the vacancy left by Mr. Irani.
(2)	On September 5, 2005, Mr. Morden Lazarus was elected to the Board of Directors as an additional director.

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

Michael Berk was appointed as the Company's president of programming on March 22, 2005. He created and Executive Produced “Baywatch,” the most popular series in television history, and is currently producing a large-budget “Baywatch” feature film for DreamWorks. Berk wrote and produced the first three-hour movie ever made for television, "The Incredible Journey of Dr. Meg Laurel," the highest-rated movie of the year, averaging a 42 share over three hours, "The Ordeal of Dr Mudd," another three-hour movie that received two Emmy Awards, "The Haunting Passion," winner of the Venice Film Festival Award and "The Last Song," recipient of the Edgar Allan Poe Award for Mystery Writing.

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

Darius Irani is a member of the Board of the Directors and has served for six years. He has currently resigned as of May 25, 2005. Mr. Irani is the managing partner of DHIJ Management Company, a company that owns and manages real estate income properties. From 1964 to 1992 Mr. Irani worked at Allied Signal Aerospace Company ("Allied") in technical and management capacities. Mr. Irani holds a Masters Degree in Electrical Engineering from the University of Toronto.

Dr. Joost Van Adelsberg is a member of the Board of Directors of the Company and has served for seven years. Dr. Van Adelsberg is a medical doctor and currently has an active family practice in California. Dr. Van Adelsberg is a clinical instructor at the Department of Family Practice, School of Medicine at the University of California at Los Angeles.

Douglas R. Miller is a member of the Board of Directors of the Company and filled the vacancy once Mr. Irani resigned. Douglas R. Miller has served as President, Chief Operating Officer, Secretary and a director of GWIN, Inc., a publicly traded media and entertainment company focused on sports and gaming, since its reorganization in July 2001. Mr. Miller has also served as Gwin’s Chief Financial Officer from November 2001 to April 2003. From 1999 to 2001, Mr. Miller served as President of Gwin’s subsidiary, Global Sports Edge, Inc. From 1998 to 1999, Mr. Miller was the Chief Financial Officer of Body Code International, an apparel manufacturer. Mr. Miller holds a B.A. degree in economics from the University of Nebraska, and an MBA degree from Stanford University. Mr. Miller will serve on the compensation committee of Registrant’s Board of Directors.

Morden C. Lazarus was elected to the Board of Directors on September 5, 2005, as an additional director. Morden C. Lazarus has served as a principal of the Montreal law firm of Lazarus, Charbonneau since 1967. Mr. Lazarus currently serves as President of the International Association of Gaming Attorneys, for which he has been a member of the Board of Trustees since 1993 and General Counsel since 2001. He was also appointed as Chair of the Gaming Law Committee of the American Bar Association on September 30, 2004. Mr. Lazarus is also Chairman and Chief Executive Officer of ISee3D Inc., company whose shares are publicly traded on the TSX Venture Exchange (a subsidiary of the Toronto Stock Exchange). He is a member of the Board of Directors of DPC Biosciences Corporation (a company whose shares are also traded on the TSX Venture Exchange), and Anchor Gaming (Canada) Inc. (a subsidiary of International Game Technology, a NYSE-traded company). Mr. Lazarus received his law degree from McGill University in Montreal. Mr. Lazarus does not currently serve on any committee of our Board of Directors and is not expected at this time to serve on any such committee in the foreseeable future.

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

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry. Or as an affiliated person, director or employee of an investment company, bank, savings and loan association. Also an insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the preparation of this Form 10-KSB, we learned that the reports required by Section 16(a) were not filed in connection with the securities issuances to our officers and directors during fiscal 2005

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company's Audit Committee during fiscal 2005, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Our board of directors has determined that if we were required to have a financial expert and/or an audit committee, Doug Miller, a Director, would be considered an “audit committee financial expert,” as defined by applicable Commission rules and regulations. Based on the definition of “independent” applicable to audit committee members of Nasdaq-traded companies, our board of directors has further determined that Mr. Miller is considered to be “independent.”

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

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

Outstanding Options

As of December 31, 2005, 3,393,500 options were granted and 300,000 options were exercised. The following is a summary of activity of outstanding warrants and options:

	Number Of Shares	Weighted Average Exercise Price

Balance, December 31, 2004	300,000	$ .35

Options Expired in 2005	(50,000)	.35
Options granted	3,393,500	0.494
Options exercised	(300,000)	0.280

Balance, December 31, 2005	3,343,500	$ 0.494

Exercisable, December 31, 2005	2,310,170	$ 0.494

The following is a summary of information about warrants and options outstanding at December 31, 2005:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable

Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.29 - 0.78	3,343,500	2 years	$0.494	2,310,170	$0. 494

-see footnotes

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our executive officer Mark Bradley.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts	All other compensation
					Restricted Stock	Securities Underlying Options / SARs (#)	LTIP payouts
Mark Bradley, CEO	2005 (1) 2004 (2) 2003 (3)	$150,000 $150,000 $150,000	-0- -0-	-0- -0-	-0- $2,250	-0- -0-	-0- -0-	-0- -0-
Michael Berk, President of Programming	2005 (1)	$150,000
1.

During 2005, Mr. Bradley and Mr. Berk elected to convert $293,597 in compensation for services performed under their employment contracts to 967,610 shares of common stock at prices ranging from $0.20 to $0.40.

2.

During 2004, Mr. Bradley converted $160,000 of accrued salary $106,720 from fiscal 2003 and 53,280 from fiscal 2004) into 800,000 shares of our common stock. As of December 31, 2004, Mr. Bradley was owed $53,447 as accrued salary. In January 2005, all of Mr. Bradley's accrued salary was converted into 292,235 shares of our common stock.

3.

In fiscal 2003, Mark Bradley received cash salary in the amount of $150,000, of which $106,720 was owed to Mr. Bradley for accrued salary as of December 31, 2003; his other compensation included 15,000 shares of the Company's Common Stock valued at $0.15.

                Stock Option Grants

The table below set forth information pertaining to stock options granted to the Named Executive Officer sduring the fiscal year ended December 31, 2005. No SAR's of any kind were granted.

Option Grants in the Last Fiscal Year

(a)	(b)	(c)	(d)	(e)
Number of
	Securities	Percentage of Total
	Underlying	Options Granted
	Options	to Employees	Exercise	Expiration

Name                                  Granted(1)            in Fiscal Year                    Price                     Date

Mark Bradley	300,000	$.30	05/2008

CHIEF EXECUTIVE

OFFICER

Michael Berk	400,000	$.30	05/2008

PRESIDENT OF

PROGRAMMING

(1)

The closing price of the Company's common stock was $0.22 on May 24, 2005, the last day on which such common stock traded preceding this option grant. The closing price of the Company's common stock was $0.22 on May 26,, 2005, the next day on which such common stock traded after this option grant.

Option Exercises/Value of Unexercised Options

The Named Executive Officer did not exercise any stock options during the fiscal year ended December 31, 2005. The Company has not granted any SAR's of any kind. The following table sets forth the number of securities underlying options exercisable at December 31, 2005, and the value at December 31, 2005 of exercisable in-the-money options remaining outstanding as to the Named Executive Officer.

Aggregated Option Exercises in Last
Fiscal Year and Fiscal Year End Option Values (1)

(a)	(d)	(e)

Number of Securities
	Underlying Unexercised	Value of Unexercised
	Options at December 31, 2005	in-the-Money Options at
	(Numbers of Shares)	December 31, 2005 (2)
Name	Exercisable Unexercisable	Exercisable Unexercisable

Mark Bradley	300,000	-0-	-0-	-0-

CHIEF EXECUTIVE

OFFICER

Michael Berk	400,000	-0-	-0-	-0-

PRESIDENT OF

PROGRAMMING

--------------------

(1)

The Columns designated by the U.S. Securities and Exchange Commission for the reporting of the number of shares acquired upon exercise and the value realized have been eliminated as no options were exercised by any specified person during any fiscal year covered by the table.

(2)	Based on the December 31, 2005 closing bid price of the Company's Common Stock of $.36 per share.

Employment Agreements

We previously entered into an employment agreement with Mark Bradley, a Director and the Chief Executive Officer of the Company. The Employment Agreement had a term of five years and expired in accordance with its terms at the end of December 2004. In January 2005, we extended Mr. Bradley's employment agreement for an additional five-year term, expiring December 31, 2005, under the existing terms. We agreed to pay an annual salary of $150,000 for the extension. Provided that an established criterion is met, Mr. Bradley is also entitled to a 10% of all royalties that we receive from sources directly resulting from his efforts. He is also entitled to participate in any and all employee benefit plans ever established for the employees of the Company. The Employment Agreement confers upon Mr. Bradley a right of first refusal with respect to any proposed sale of all or a substantial portion of the Company's assets. The Employment Agreement does not contain a covenant not to compete preventing Mr. Bradley from competing with the Company after the termination of the Employment Agreement.

On January 1, 2005, we entered into a five-year employment agreement with Mr. Michael Berk, our President of Programming. We agreed to pay an annual salary of $150,000 and an additional 10% of all royalties that we receive from sources directly resulting from his efforts.

Director Compensation and Other Arrangements

Directors of the Company do not receive cash compensation for their services as directors or members of committees of the Board of Directors. Players Network has agreed to compensate all Board Members with shares of its Common Stock in lieu of cash. Each Board Member shall receive the equivalent of $1,000 in shares of our Common Stock, (not to exceed 10,000 shares) for each meeting attended. In prior years the company's standard arrangements were 2,000 shares and 3,000 options of our Common Stock for each meeting of the Board of the Directors that such director attended. Although the exercise price for the options granted can be determined annually, the Company had the practice of setting the exercise price at $0.50. The options are immediately exercisable and remain so for a two-year exercise period that commenced on the date the options were granted.

Compensation Committee

After Mr. Irani resigned and was replaced by Mr. Doug Miller, the board of directors decided to establish and appoint Mr. Miller in the compensation committee. At this time, Mr. Miller is the only member of the committee and has performed in his role by reviewing our employment agreements with Mr. Bradley and Mr. Berk. The board of directors intends to add additional members to the compensation committee and expects it to consist of solely of independent members. Until more members are appointed to the compensation committee, our entire board of directors will review all forms of compensation provided to any new executive officers, directors, consultants and employees, including stock compensation and options.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on February 24, 2006, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 19,503,685 shares of common stock outstanding as of February 24, 2006.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2006 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Mark Bradley, CEO and Director (3)	4,547,132	23.31%
Michael Berk, Director and President of Programming	934,833	4.79%
Doug Miller, Director (4)	-	0%
Darius Irani, Director (4)	137,000	0.70%
Dr. Joost Van Adelberg, Director	-	0%
Morten C. Lazarus (5)	100,000
Directors and Officers as a Group	5,718,865	29.31%
1.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

2.	Figures are rounded to the nearest tenth of a percent.
3.	1,750,980 shares are held under the name Mark Bradley Feldgreber. Further, this amount includes 25,000 shares held by Rayna Lilly Feldgreber.
4.	On May 25, 2005, Mr. Darius Irani resigned from his seat on the Board of Directors and Mr. Doug Miller filled vacancy left by Mr. Irani.
5.	On September 5, 2005, Mr. Morden Lazarus was elected to the Board of Directors as an additional director.

1.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Players Network entered into a five-year employment agreement with Mark Bradley, our CEO, on January 1, 2000. Under that agreement Players Network agreed to pay an annual salary in the amount of $100,000 per year with incremental increases of $25,000 after year two of the agreement. In January 2005, Players Network extended its employment agreement with Mr. Bradley for an additional five years with an annual salary of $150,000. Players Network also agreed to pay Mr. Bradley additional compensation equal to 10% of royalty income we receive from sources directly resulting from the CEO’s efforts. As of December 31, 2005, no additional compensation had been recorded.

On January 1, 2005, Players Network entered into a five-year employment agreement with, Michael Berk, our President of Programming. Under the agreement, Players Network agreed to pay an annual salary in the amount of $150,000. We also agreed to pay Mr. Berk additional compensation equal to 10% of royalty income we receive from sources directly resulting form his efforts. As of December 31, 2005, no additional compensation had been recorded.

During 2005, Players Network expensed compensation in the amount of $300,000. The balance owed at December 31, 2005, was $7,500. Mr. Bradley and Mr. Berk elected to convert their accrued salary into 660,110 and 307,500 shares respectively, valued at $159,650 and $75,500.

ITEM 13. EXHIBITS

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

[MARK, I BELIEVE THAT WE NEED TO ADD TO THE EXHIBIT TABLE THE FOLLOWING DOCUMENTS: YOUR AND BERK’S EMPLOYMENT AND OTHER REMUNERATION AGREEMENTS, A FORM OF THE RECENTLY ISSUED DEBENTURES, THE COMCAST AGREEMENT, THE LETTER(S) REGARDING THE 2005 CHANGE IN AUDITORS, AND A LIST OF SUBSIDIARIES.]

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

Form 8-K/A filed on October 27, 2005: Entry into a Material Definitive Agreement and Press Release dated October 10, 2005

Form 8-K filed on November 3, 2005: Changes in Registrant’s Certifying Accountant

Form 8-K filed on November 4, 2005; Departures of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Beckstead and Watts, LLP, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2005 were $18,500.

The aggregate fees billed for professional services rendered by Malone & Bailey, PC, for the audit of our 2004 annual financial statements and review of the financial statements included in our Form 10-QSB, prior to switching of accountants, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2005 and 2004 were $23,526 and $18,055, respectively

(2) AUDIT-RELATED FEES

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

PLAYERS NETWORK

By: /s/

Mark Bradley, Chief Executive Officer

Date: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/	Director & Chief Executive	April 17, 2006
Mark Bradley	Officer (Principal
Executive Officer, Principal Financial Officer & Principal Accounting Officer)

/s/	Director and President of Programming	April 17, 2006
Michael Berk

/s/	Director	April 17, 2006
Morden Lazarus

/s/	Director	April 17, 2006
Doug Miller

/s/	Director	April 17, 2006
Joost Van Adelsberg