Form 10QSB
period 2006-03-31
PLAYERS NETWORK
filed 2006-05-22
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29363

THE PLAYERS NETWORK

(Exact name of small business issuer as specified in its charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4260 Polaris Avenue

Las Vegas, Nevada 89103

(Address of principal executive offices)

(702) 895-8884

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2006, was 19,503,685 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Players Network

Balance Sheet

(unaudited)

March 31, 2006
Assets
Current assets:
Cash	$125,581
Accounts receivable, net	20,356
Note receiveable	30,625
Total current assets	176,562

Fixed assets, net	102,967

$279,529

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$303,993
Accrued expenses	11,643
Accrued salaries – related party	108,251
Total current liabilities	423,887

Note Payable	250,000
Stockholders’ Equity:

Common stock, $0.001 par value, 25,000,000 shares authorized, 19,503,685 shares issued and outstanding as of March 31, 2006	19,504
Additional paid-in capital	11,282,626
Unamortized share based compensation	(175,454)
Accumulated (deficit)	(11,521,034)
(394,358)
$279,529

The accompanying notes are an integral part of these condensed financial statements.

The Players Network

Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Revenue
Network	$15,150	$35,180
Advertising	--	20,160
Production and other	58,610	25,626
Total revenue	73,760	80,966

Expenses:
Direct operating costs	78,178	20,823
General and administrative expenses	107,790	51,650
Salaries and wages	32,439	--
Salaries and wages – related party	96,861	37,500
Consulting services	22,753	29,860
Consulting services – related party	50,667	--
Rent	20,111	18,999
Depreciation and amortization	18,032	12,701
Total expenses	426,831	171,533

Net operating (loss)	(353,071)	(90,567)

Other income (expense):
Interest income	375	--
Interest (expense)	(1,015)	(576)

Net (loss)	$(353,711)	$(91,142)

Weighted average number of common shares outstanding – basic and fully diluted	19,480,018	15,232,892

Net (loss) per share - basic & fully diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

The Players Network

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net (loss)	$(353,711)	$(91,143)
Depreciation and amortization expense	18,032	12,701
Stock issued for services	14,605	28,000
Stock issued for services – related party	50,667	--
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Accounts receivable	1,634	13,375
Prepaid expenses and other assets	13,158	(4,215)
Accounts payable	13,957	(13,444)
Accrued expenses	2,992	(7,092)
Accrued expenses - related party	60,862	16,500
Net cash (used) by operating activities	(177,804)	(45,318)

Cash flows from investing activities
Purchase of fixed assets	--	(1,182)
Net cash provided (used) in investing activities	--	(1,182)

Cash flows from financing activities
Proceeds from convertible debentures	250,000	--
Sale of common stock	--	65,000
Net cash provided by financing activities	250,000	65,000

Net decrease (increase) in cash	72,196	18,499
Cash – beginning	53,385	8,994
Cash – ending	$125,581	$27,493

Supplemental disclosures:
Interest paid	$550	$497
Income taxes paid	$--	$--

The accompanying notes are an integral part of these condensed financial statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated net losses from operations of $11,521,034. For us to continue as a going concern we must seek additional sources of capital, and we must attain future profitable operations. We are currently initiating our business plan and are in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note 3 – Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Note 4 – Convertible Agreements

During the three months ended March 31, 2006, the Company entered into three convertible debenture agreements for a total of $250,000 and bearing interest at a rate of 5% per annum and maturing three years from agreement date. The principal balance of the notes together with accrued interest is convertible at the election of the holder into shares of the Company’s common stock at a conversion price of $0.35 per share.

THE PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Note 5 – Related party transactions

In February, 2006, the Company granted options to purchase 600,000 shares of its common stock to officers and directors of the Company in exchange for services at a weighted average exercise price of $0.50 per share. The estimated value using the Black-Scholes pricing Model is $226,121.

Note 6 – Stockholders’ Equity

On February 2, 2006, the Company issued 20,000 shares and 10,000 shares of common stock for services which were unissued as of December 9, 2005.

On February 7, 2006, the Company issued 30,000 shares of its common stock for services valued at $9,600.

Note 7 – Warrants & Options

The following is a summary of information about the Stock Options outstanding at March 31, 2006.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.28- 0.78	2,910,170	2 years	$0.42	2,910,170	$0.42

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2006	2005

Average risk-free interest rates	5.25%	0%
Average expected life (in years)	2	0
Volatility	168%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected

THE PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2006 and 2005, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the period ended March 31, 2006 was approximately $0.377 per option.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2005	3,343,500	$0.49
Options granted	600,000	0.50
Options cancelled	(1,033,330)	0.58

Balance, March 31, 2006	2,910,170	0.42

Exercisable, March 31, 2006	2,910,170	$0.42

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We were incorporated under the laws of the State of Nevada on March 16, 1993 to conduct business as a television and video production company and programming distributor. We own and operate a digital 24-hour gaming and entertainment network called "PLAYERS NETWORK" which specializes in producing television programming to serve the gaming industry. We broadcast our programming directly into the guestrooms of casino hotels via a Private Network, directly to consumers through PlayersNetwork.com’s Broadband website, and through VOD (Video on Demand) over Cable TV. Our programming include shows about gaming instruction, gaming news, wagering on sports and racing, gaming entertainment, tournaments, events and travel.

Although we will continue the PLAYERS NETWORK and our production of programming for ourselves and third parties, in the future we intend to focus on distributing our programming through a new Broadband Network (which was launched near the end of July 2005), and through cable television, broadcast and satellite television, Video On Demand, Pay-Per-View, DVD distribution, television syndication, radio, print, and out-of-home media including mobile devices, additional land-based locations, in-flight venues, and on-board sources. During fiscal 2005, this change in focus increased our costs, required additional financing and affected our financial model in terms of margins, cash flow requirements, and other areas. Moreover, this increase in costs and additional financing will most likely continue to affect our financial model through 2006 and possibly beyond. We have an extremely limited history with respect to the direction that its business is now taking and there can be no assurance that we will be able to succeed in implementing our strategy, or that we will be able to achieve positive cash flow or profitable operations as a result of these changes in its business.

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

Current Operations

During the first quarter of 2006, we entered into various agreements, which we hope will further expand our distribution of our programming. In February 2006, we entered into a co-marketing agreement with Beautiful People, LLC, which will allow cross marketing between the two companies. Beautiful People has agreed to provide an advertising link with our Player’s Network website and we have agreed to provide their ads on our Comcast VOD channel. We also entered into an agreement with Fat Elvis Advertising to assist us in our website development. At the end of the quarter we entered into a business proposal with Sullivan Media Group for one broadcast production and an agreement with Firstcom Music for use of Broadcast Synchronization and internet streaming for a one year term.

At March 31, 2006, we had an accumulated deficit of approximately $11,521,034, current assets of $176,562 and $423,886 in current liabilities, resulting in a working capital deficit of $247,324. We expect operating losses and negative operating cash flows to continue for at least the rest of 2006, because of expected additional costs and expenses related to brand development; marketing and other promotional activities; strategic relationship development; and potential acquisitions of related complementary businesses.

Results of Operations for the Three Months Ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,		Increase / (Decrease)
	2006	2005	$	%
Revenues	$ 73,760	$ 80,966	$ (7,206)	(9%)

Direct Operating Costs	78,178	20,823	57,355	275%
General and administrative expenses	107,790	51,650	56,140	109%
Salaries and wages (total)	129,300	37,500	91,800	245%
Consulting services (total)	73,420	29,860	43,560	146%
Rent	20,111	18,999	1,112	6%
Depreciation and Amortization	18,032	12,701	5,331	42%

Total Expenses	426,831	171,533	255,298	149%

Net Operating (Loss)	$ (353,071)	$ (90,567)	$ 262,504	290%

Total other income (expense)	(640)	(576)	64	--

Net (Loss)	$ (353,711)	$ (91,143)	$ 262,568	296%

Revenues:

Revenues for the three months ended March 31, 2006 were $73,760 compared to revenues of $80,966 in the three months ended March 31, 2005. This resulted in a decrease in revenues of $7,206, or 9%, from the same period one year ago. Historically we receive revenues from three sources: fees received from customers of our Players Network, advertising fees, and fees from third party programming production. Revenues from each of the three sources declined during the quarter. However, the primary decrease in revenues was related to the change in our business focus, which caused us to spend less time and attention on our historical sources of revenue.

General and Administrative expenses:

General and administrative expenses were $107,790 for the three months ended March 31, 2006 versus $51,650 for the three months ended March 31, 2005, which resulted in an increase of $56,140 or 109%. General and administrative expenses increased comparatively for the three months ended March 31, 2006 to the comparative period in 2005 due to additional personnel and administrative overhead, as well as business restructuring expenses as we shifted our business focus into new outlets.

Total Operating expenses:

Total operating expenses were $426,831 for the three months ended March 31, 2006 versus $171,533 for the three months ended March 31, 2005. This resulted in an increase of $255,298, or 149%. In addition to our general and administrative expenses increasing, we also saw significant increases in our salaries and consulting fees as compared to the same period in

2005. Additionally, we had a large increase in direct operating costs. All of these increases are a result of our change in business directions. Cumulatively these expenses resulted in our overall large increase of total operating expenses. We hope that all of these expenses will be a positive step, especially when taking into consideration all the new outlets and business opportunities we have recently entered into.

Net Loss:

The net loss for the three months ended March 31, 2006 was $353,711, versus a net loss of $91,143 for the three months ended March 31, 2005, an increase in net loss of $262,568. During the end of 2005, we entered into an agreement with Comcast, which allowed a new outlet of our programming over Comcast’s Video on Demand channel. As a result of this agreement, we have continued to experience overall increase in operations and have entered into a new line of programming. In connection with this new medium and our expansion in business endeavors, we experienced a greater net loss as a result of higher our operating expenses, salaries and consulting fees. Although, we have experienced an increase in net loss, we believe the expansion and addition of these new endeavors are necessary for the growth of our business.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2006 compared to December 31, 2005.

	March 31, 2006	December 31, 2005
Total Assets	$279,529	$240,156

Accumulated (Deficit)	$(11,521,034)	$(11,167,323)

Stockholders’ Equity	$279,529	$(105,919)

Working Capital (Deficit)	$(247,324)	$(226,917)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from the operations and debt financing. At March 31, 2006, we had a working capital deficit of approximately $247,324.

As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We need approximately $1.0 million dollars to maintain our current level of operations. We need approximately $1.5 million additional dollars ($2.5 million in total) to enable us to pursue our business plan for fiscal 2006.

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

During the first quarter of 2006, we secured debt financing for a principal amount of $250,000 in the form of 5% convertible debentures due in three years from the date of execution. Upon the maturity date, the entire unpaid principal amount will be automatically converted into shares of our common stock at a conversion price of $0.35 per share. The debentures will bear interest on the unpaid principal amount at the rate of 5% per annum, which will be due and payable annually.

To conserve our capital requirements, we have issued shares in lieu of cash payments to employees and outside consultants, and we expect to continue this practice for the next twelve months. At this point in time we are not in a position to determine an approximate number of shares that the Company may issue. As a consequence, the additional issuance of shares may have a substantial dilutive impact on our current stockholders.

Summary of product and research and development that we will perform for the term of our plan.

We anticipate capital expenditures in excess of $1,000,000 to expand our operations during the next twelve months. We believe that the current cash flows generated from revenues will not be sufficient to fund our anticipated expansion of operations. We may require additional funding to finance our operations through private sales and public debt or equity offerings. However, there is no assurance that we can obtain such financing.

Significant changes in the number of employees.

We currently have three full time employees and one part time employee as well as eleven contract personnel that support and operate our operations. As our operating activities increase, we may need to hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements; however, we have entered into an employment agreement with Mark Bradley and Michael Berk. We intend to use the services of independent consultants and contractors to perform various professional services when and as they are deemed necessary. We believe that the use of third-party service providers may enhance our ability to contain general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going concern

Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have had repetitive years of net losses, and have an accumulated deficit of $11,521,034 as of March 31, 2006. In order to obtain the necessary capital, we have raised funds via stock sales and convertible debentures. However, we must seek additional sources of capital, and we must attain future profitable operations for us to continue as a going concern. We will continue to initiate our business plan and raise additional capital. We have not made any adjustments to our financial statements that might be necessary should we be unable to continue as a going concern.

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

Cash and cash equivalents

The Company maintains a cash balances in interest and non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Income taxes

The Company applies recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not

Impairment of long-lived assets

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

RISKS RELATING WITH OUR BUSINESS AND MARKETPLACE

We will need additional capital in the future to finance our planned growth, which may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand, anticipated revenues from operations and the other sources of liquidity are not sufficient to fund our operations through fiscal 2006. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

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

The current change in our business focus presents a number of challenges and may not prove to be successful or allow for us to become profitable.

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

Our current management resources may not be sufficient for the future and we have no assurance that we can attract qualified personnel.

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

Our business is speculative, among other reasons, because our revenues are derived from the acceptance of our programming. Predicting what type of programming will be popular is difficult and our failure to develop appealing programming could materially adversely affect our business.

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

We may be adversely affected by changing consumer preferences..

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there has been an inherent lack of segregation of duties. The Company has periodically assessed and will continue to assess the cost versus benefit of adding the resources that would remedy or mitigate this situation. Management does not expect that the Company’s disclosure controls and procedures will prevent or detect all errors and/or potential fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, but not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

Item 2. Changes in Securities and Use of Proceeds

On February 2, we issued 20,000 shares and 10,000 shares of our restricted common stock to Randall C. Heinrich and Fat Elvis, respectively, for services provided to the company.

On February 7, 2006, we issued 30,000 shares of our restricted common stock to David Alan Berry for services provided to the company.

We believe that the issuance of all the shares described above was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. Each individual/entity was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the individuals/entities immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Additionally, the individuals/entities had the opportunity to speak with our management on several occasions prior to its investment decision.

Options Issued

In February 2006, we issued 250,000 options to purchase shares of our common stock to Michael Berk at $0.38 per share. We issued 250,000 options to Mark Bradley, our CEO, to purchase shares of our common stock at $0.38 per share. We also issued 100,000 options to Morden C. Lazarus to purchase shares of common stock at $0.38 per share.

We believe that the issuance of all the options described above was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. Each individual was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the individuals immediately prior to issuing the options, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Additionally, the individuals had the opportunity to speak with our management on several occasions prior to its investment decision.

Item 3.	Defaults by the Company upon its Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

During the first quarter, we received notification from Mr. James Caan of his resignation from our Advisory Board and termination of his consulting agreement to act as our spokesperson.

Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBITS
3.1(i)**	Articles of Incorporation, filed with the Commission on February 7, 2000.
3.1(ii)**	Bylaws of the Company, filed with the Commission on February 7, 2000.
31*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
*	Filed herewith

**   Filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on February 7, 2000, File No. 000-29363.

(b)	REPORTS ON FORM 8-K

                None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PLAYERS NETWORK
(Registrant)

By:/s/ Mark Bradley
Mark Bradley,
Chief Executive Officer
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Dated: May 22, 2006