Form 10QSB
period 2006-06-30
PLAYERS NETWORK
filed 2006-09-19
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29363

                THE PLAYERS NETWORK

(Exact name of small business issuer as specified in its charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4260 Polaris Avenue

Las Vegas, Nevada 89103

(Address of principal executive offices)

(702) 895-8884

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2006, was 19,811,685 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

The Players Network

Balance Sheet

(unaudited)

June 30,
2006
Assets
Current assets:
Accounts receivable, net	$45,866
Total current assets	45,866

Fixed assets, net	93,735

$139,601

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$302,309
Cash in excess of available funds	21,544
Accrued expenses	11,319
Accrued salaries - related party	120,574
Accrued interest	2,490
Total current liabilities	458,236

Convertible debentures	345,000
803,236

Stockholders’ (deficit):
Common stock, $0.001 par value, 25,000,000 authorized,
19,811,685 issued and outstanding at 06/30/06	19,812
Shares authorized and un-issued	967
Additional paid-in capital	11,726,992
Unamortized share based compensation	(135,269)
Accumulated (deficit)	(12,276,137)
(663,635)

$139,601

The accompanying notes are an integral part of these condensed financial statements.

The Players Network

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue
Network	$5,860	$21,310	$21,010	$56,490
Advertising	-	14,300	-	34,461
Production and other	30,300	9,765	88,910	35,390
Total revenue	36,160	45,375	109,920	126,341

Expenses:
Cost of production	13,935	59,742	92,113	80,564
General and administrative expenses	142,744	70,550	272,396	127,816
Salaries and wages	77,067	-	109,506	-
Salaries and wages - related party	75,000	37,400	150,000	75,000
Consulting services	109,382	388,445	237,109	413,445
Consulting services - related party	95,034	141,300	145,702	141,300
Rent	17,318	18,145	37,429	36,289
Depreciation and amortization	9,231	12,831	27,263	25,532
Total expenses	539,711	728,413	1,071,518	899,946

Net operating (loss)	(503,551)	(683,038)	(961,598)	(773,605)

Other income (expense):
Interest expense, net	(54,650)	-	(72,433)	-
Loss on debt settlement	(31,000)	-	(31,000)	-
Financing costs	(43,783)	(394)	(43,783)	(970)

Net (loss)	$(632,984)	$(683,432)	$(1,108,814)	$(774,575)

Weighted average number of
common shares outstanding - basic and fully diluted	19,770,476	15,705,262	19,676,751	15,554,425

Net (loss) per share - basic & fully diluted	$(0.03)	$(0.04)	$(0.06)	$(0.05)

The accompanying notes are an integral part of these condensed financial statements

The Players Network

Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities
Net (loss)	$(1,108,814)	$(774,575)
Depreciation and amortization expense	27,263	25,532
Share-based compensation	291,471	554,745
Share-based compensation - related party	145,702	-
Shares issued for financing	43,783	-
Intrinsic value of beneficial conversion feature	70,143	-
Bad debt write-off	30,000	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Accounts receivable	(23,876)	16,533
Prepaid expenses and other assets	13,783	(13,003)
Accounts payable	12,274	20,820
Accrued expenses	(37,221)	(7,092)
Accrued interest	2,490	-
Accrued expenses - related party	113,073	61,150
Deferred revenue	-	80,000
Net cash (used) by operating activities	(419,929)	(35,890)

Cash flows from investing activities
Purchase of fixed assets	-	(5,864)
Net cash (used) in investing activities	-	(5,864)

Cash flows from financing activities
Cash in excess of available funds	21,544	-
Proceeds from convertible debentures	345,000	-
Sale of common stock	-	65,000
Net cash provided in financing activities	366,544	65,000

Net increase in cash	(53,385)	23,246
Cash - beginning	53,385	8,994
Cash - ending	$-	$32,240

Supplemental disclosures:
Interest paid	$78	$970
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

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

Note 2 - Correction of errors

The Company will re-state its previously issued March 31, 2006 financial statements for matters related to the following previously reported items: compensation expense and consulting services resulting from an omission of shares issued during the period. The accompanying financial statements for the three and six month periods ended June 30, 2006 have been prepared to reflect the corrections of the previous period. The effect of the correction of the error will result in an increase in net loss in the amount of $114,887.

Note 3 – Going concern

The Company has an accumulated deficit of $12,276,137 as of June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is also researching the desirability of an acquisition or merger candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Players Network

Notes to Financial Statements

Note 4 – Accrued liabilities

The Company’s financial statements include accruals for officer compensation earned and unpaid. As of June 30, 2006 the Company had accrued $120,574 in unpaid compensation and related payroll taxes.

Note 5 – Convertible debentures

During the six-months ended June 30, 2006, the Company issued $345,000 of 5% convertible debentures maturing in 2009 with interest payable annually. The debentures are convertible by the holder into shares of the Company’s common stock at any time. The company has recorded interest expense of $70,143, pursuant to EITF 98-5 which represents the value of the beneficial conversion feature for each convertible debenture.

Convertible debentures payable consisted of the following at June 30, 2006:

2006
5% convertible debenture due February 15, 2009 with annual interest payments due each February. The note is convertible into 71,429 shares of the Company’s common stock at any time prior to maturity.	$25,000

5% convertible debenture due February 17, 2009 with annual interest payments due each February. The note is convertible into 71,429 shares of the Company’s common stock at any time prior to maturity.	25,000

5% convertible debenture due March 15, 2009 with annual interest payments due each March. The note is convertible into 571,429 shares of the Company’s common stock at any time prior to maturity.	200,000

5% convertible debenture due May 22, 2009 with annual interest payments due each May. The note is convertible into 166,667 shares of the Company’s common stock at any time prior to maturity.	25,000

5% convertible debenture due June 15, 2009 with annual interest payments due each June. The note is convertible into 166,667 shares of the Company’s common stock at any time prior to maturity.	25,000

5% convertible debenture due June 17, 2009 with annual interest payments due each June. The note is convertible into 100,000 shares of the Company’s common stock at any time prior to maturity.	15,000

5% convertible debenture due June 22, 2009 with annual interest payments due each June. The note is convertible into 200,000 shares of the Company’s common stock at any time prior to maturity.	30,000

Total convertible debentures	$345,000

Players Network

Notes to Financial Statements

Interest expense related to convertible debenture agreements total $2,490 for the six-months ended June 30, 2006.

Note 6 – Related party transactions

On February 25, 2006, the Company granted options to purchase 600,000 shares of its common stock to officers and directors of the Company in exchange for services at a weighted average exercise price of $0.38 per share. The estimated value using the Black-Scholes pricing Model is $226,121.

On May 21, 2006, the Company granted options to two of its directors to purchase 200,000 shares of its common stock in exchange for services provided at an exercise price of $0.25 per share. The estimated value of the option grant using the Black-Scholes pricing model is $38,505.

On May 21, 2006, the Company authorized the issuance of 516,637 shares of its common stock to two officers of the Company as payment for accrued officer’s salaries. The fair value of the shares on the date of grant was $77,500.

Note 7 – Stockholders’ equity

On February 2, 2006, the Company issued 30,000 shares of its common stock previously authorized and un-issued.

On February 7, 2006, the Company issued 30,000 shares of its common stock to an individual for services. The Company recorded an expense in the amount of $9,600, the fair value of the underlying shares on the date of grant.

On February 20, 2006, the Company authorized the issuance of 233,000 shares of its common stock to various consultants and employees in exchange for services provided to the Company. As of June 30, 2006, all shares had been issued and the Company recorded an expense of $82,920, the fair value of the underlying shares on the date of grant. As of June 30, 2006, 35,000 shares remained un-issued.

On May 21, 2006, the Company authorized the issuance of 300,000 shares of common stock to Vegas Media Group for post production services. The Company recorded an expense in the

Players Network

Notes to Financial Statements

amount of $60,000 representing the fair value of the underlying shares on the date of grant. As of June 30, 2006, the shares have remained un-issued.

On May 21, 2006, the Company authorized the issuance of 185,000 shares of its common stock to various individuals and employees in exchange for services provided to the Company. As of June 30, 2006, 115,000 shares have remained un-issued.

On May 21, 2006, the Company authorized the issuance of 516,637 shares of its common stock to two officers of the Company as payment for accrued officer’s salaries. The fair value of the shares on the date of grant was $77,500. As of June 30, 2006, the shares remained un-issued.

On May 26, 2006, the Company authorized and issued 5,000 shares of its common stock to an employee for services provided. The Company recorded an expense in the amount of $650, the fair value of the underlying shares on the date of grant.

There have been no other issuances of common stock as of June 30, 2006

Note 8 – Warrants & Options

Warrants

On June 15, 2006, the Company issued warrants to purchase up to 190,000 shares of its common stock to various individuals in connection with its financing activities. The warrants are exercisable at a weighted average price of $0.25 per share. The fair value of the warrants has been estimated using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.23. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 6.34%, zero dividend yield, average volatility of the Company’s common stock of 280% and an expected life of the warrants of two years. The warrants expire in June 2008.

The following is a summary of activity of outstanding warrants:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2006	-	$ -

Warrants expired	-	-
Warrants granted	190,000	0.25
Warrants exercised	-	-

Balance, June 30, 2006	190,000	0.25
Exercisable, June 30, 2006	190,000	0.25

Players Network

Notes to Financial Statements

The following is a summary of information about the warrants outstanding at June 30, 2006:

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.25	190,000	2 Years	$0.25	190,000	$0.25

The fair value of each warrant granted are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for valuation grants:

	2006	2005
Average risk-free interest rates	6.34%	-%
Average expected life (in years)	2	-
Volatility	280%	-%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its warrants.

Options

On February 25, 2006, the Company granted options to purchase 600,000 shares of its common stock to officers and directors of the Company in exchange for services at a weighted average exercise price of $0.50 per share. The estimated value using the Black-Scholes pricing Model is $226,121.

On February 20, 2006, the Company entered into a service agreement with an unrelated individual to perform corporate strategic and developmental services for the Company. As consideration, the Company granted stock options to purchase 80,000 shares of $0.001 par value common stock at a strike price of $0.50 per share. 20,000 options will vest on a quarterly basis. The value of the options on the grant date using the Black-Scholes Model is $32,690. The Company has recorded compensation expense in the amount of $16,345, representing the amount earned as of June 30, 2006 and $16,345 representing the unearned portion of the option grant.

On May 21, 2006, the Company granted options to two of its directors to purchase 200,000 shares of its common stock in exchange for corporate development services. The options are exercisable at $0.25 per share. The value of the options on the grant date using the Black-Scholes pricing model is $38,505 which has been recorded as compensation expense at June 30, 2006.

Players Network

Notes to Financial Statements

The following is a summary of activity of outstanding stock options as of June 30, 2006:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2006	3,343,500	$0.49
Options expired	-	-
Options cancelled	(1,033,330)	0.58
Options granted	880,000	0.44
Options exercised	-	-
Balance, June 30, 2006	3,190,170	0.44
Exercisable, June 30, 2006	3,150,170	$0.44

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.25- 0.78	3,190,170	2 years	$0.44	3,190,170	$0.44

The fair value of each option grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2006	2005

Average risk-free interest rates	6.28%	5.25%
Average expected life (in years)	2	2
Volatility	225%	227%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2006, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

Players Network

Notes to Financial Statements

Note 9 – Legal proceeding

On June 28, 2006, the Company was notified that a default judgment had been improperly secured against the Company by a previous consultant. Through the default judgment, a levy was placed upon the corporate bank account in the amount of $33,535. The Company’s corporate counsel filed a motion to set aside the default judgment on June 29, 2006. As of June 30, 2006, the Company recorded the monies due to be returned as accounts receivable. On July 14, 2006, the judgment was set aside and all monies previously levied have been returned to the Company.

Note 10 –Subsequent Events

On August 2, 2006, the Company issued 120,000 shares of its common stock to six consultants in exchange for services provided to the Company.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

  uncertainties inherent in our efforts to renew or enter into agreements on acceptable terms with significant hotel/casino customers;

  the regulatory and competitive environment of the industries in which we operate;

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

  loss of customers or sales weakness;

  competitive threats posed by rapid technological changes;

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

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

OVERVIEW AND OUTLOOK

We were incorporated under the laws of the State of Nevada on March 16, 1993 to conduct business as a television and video production company and programming distributor. We own and operate a digital 24-hour gaming and entertainment network called “PLAYERS NETWORK” which specializes in producing television programming to serve the gaming industry. We broadcast our programming directly into the guestrooms of casino hotels via a Private Network, directly to consumers through PlayersNetwork.com’s Broadband website, and through VOD (Video on Demand) over Cable TV. Our programming includes shows about gaming instruction, gaming news, wagering on sports and racing, gaming entertainment, tournaments, events and travel.

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

Although we will continue the PLAYERS NETWORK and our production of programming for ourselves and third parties, in the future we intend to focus on distributing our programming through a new Broadband Network (which was launched near the end of July 2005), and through cable television, broadcast and satellite television, Video On Demand, Pay-Per-View, DVD distribution, television syndication, radio, print, and out-of-home media including mobile devices, additional land-based locations, in-flight venues, and on-board sources. We also intend to seek potential merger or acquisition candidates in an attempt to diversify our business operations.

CURRENT OPERATIONS

During the first two quarters of 2006, we entered into various agreements, which we hope will further expand our distribution of our programming. In February 2006, we entered into a co-marketing agreement with Beautiful People, LLC, which will allow cross marketing between the two companies. Additionally, we entered into an agreement with Fat Elvis Advertising to assist us in our website development. At the end of the first quarter we entered into a business proposal with Sullivan Media Group for one broadcast production and an agreement with Firstcom Music for use of Broadcast Synchronization and Internet streaming for a one year term.

Subsequent to the second quarter we expanded our content on our website with the debut of “Vegas Exposed”, which focuses on the Las Vegas lifestyle and provides an insider scoop from entertainment reporter Deborah Scott on restaurants, nightclubs, shows, attractions and events. Additionally, we announced we had been commissioned by Alta Loma Entertainment to produce “Playboy’s Women of Poker,” a multi-part television series featuring women competing to become members of Playboy’s Poker Team.

At June 30, 2006, we had an accumulated deficit of approximately $12,276,137, current assets of $45,866 and $458,236 in current liabilities, resulting in a working capital deficit of $412,370. We expect operating losses and negative operating cash flows to continue for at least the rest of 2006, because of expected additional costs and expenses related to brand development; marketing and other promotional activities; strategic relationship development; and potential acquisitions of related complementary businesses.

Results of Operations for the Three Months Ended June 30, 2006 and 2005.

INCOME:

	The Three Months Ended June 30,		Increase / (Decrease)
	2006	2005	$	%
Revenues	$ 36,160	$ 45,375	$ (9,215)	(20%)

Revenues:

Revenues for the three months ended June 30, 2006 were $36,160 compared to revenues of $45,375 in the three months ended June 30, 2005. This resulted in a decrease in revenues of $9,215, or 20%, from the same period one year ago. The primary reason for a decrease in revenues is a result of our change in business focus to distributing our programming through our

Broadband Network as well as through Video on Demand. These outlets are relatively new arenas for us and therefore we have not yet established a strong presence in these outlets or been able to market our new services to a great extent. Historically, we received revenues from three sources: fees received from customers of our Players Network, advertising fees, and fees from third party programming production. In addition to spending less time and attention to these historical sources of revenue, each of these three sources declined in production of revenue during the quarter, with the largest decrease in our advertising revenue.

EXPENSES:

	The Three Months Ended June 30,		Increase / (Decrease)
	2006	2005	$	%
Cost of production	$ 13,935	$ 59,742	$ (45,807)	(77%)

General and Administrative expenses	142,744	70,550	72,194	102%

Salaries and wages (total)	152,067	37,400	114,667	307%

Consulting services (total)	204,416	529,745	(325,329)	(61%)

Rent	17,318	18,145	(827)	(5%)

Depreciation and amortization	9,231	12,831	(3,600)	(28%)

Total expenses	539,711	728,413	(188,702)	(26%)

Net Operating (Loss)	$ (503,551)	$ (683,038)	$ (179,487)	(26%)

Cost of production

Cost of production for the three months ended June 30, 2006 was $13,935, a decrease of $45,807, or 77%, from $59,742 for the three months ended June 30, 2005. During the same period of 2005, we were nearing the launch of our Broadband Network and therefore incurred higher than normal costs of production for this period.

General and administrative expenses

General and administrative expenses were $142,744 for the three months ended June 30, 2006 versus $70,550 for the three months ended June 30, 2005, which resulted in an increase of $72,194 or 102%. As we have continued in the process of our business restructuring we have increased our general and administrative expenses when compared to the three months ended June 30, 2005. We have hired additional personnel and incurred additional administrative overhead relating to our revised operations.

Salaries and wages / Consulting services

Salary and wage expenses, which include those owed to our related parties, were $152,067 for the three months ended June 30, 2006 versus $37,400 for the three months ended June 30, 2005. This resulted in an increase of $114,667, or 307%, over the same period in 2005. Total consulting service expenses were $204,416 for the three months ended June 30, 2006 versus $529,745 for the three months ended June 30, 2005. This resulted in a decrease of $325,329 or 61%. During the same period of 2005, we incurred substantial consulting expenses as we prepared our launch of the Broadband Network. Compared to the same period in 2006, we reduced consulting expenses, but increased our company personnel to maintain our current operations and help expand into additional business outlets.

Depreciation and amortization

Depreciation and amortization expenses were $9,231 for the three months ended June 30, 2006 versus $12,831 for the three months ended June 30, 2005. This resulted in a decrease of $3,600, or 28%, over the same period in 2005. This decrease was a result of a December 31, 2005 lease hold adjustment.

Total expenses

Total expenses were $539,711 for the three months ended June 30, 2006 versus $728,413 for the three months ended June 30, 2005. This resulted in a decrease of $188,702, or 26%. Although we have initiated the expansion of our business into new outlets, we have had to increase some of our expenses. At this same time we have also been able to decrease expenses in other areas. Overall we have been able to decrease a significant amount of expenses, especially as it relates to consulting expenses and cost of production.

Net Operating (Loss)

The net operating loss for the three months ended June 30, 2006 was $503,551, versus a net operating loss of $683,038 for the three months ended June 30, 2005, a decrease in net operating loss of $179,487 (26%). During our previous two quarters, we experienced an increase in net loss in connection with our expansion in business endeavors of Video on Demand. However, this quarter we were able to reduce our net operating loss because of our total lower operating expenses. We anticipate this reduction in net losses to continue to decrease as we stabilize in this new medium of business.

Results of Operations for the Six Months Ended June 30, 2006 and 2005.

INCOME:

	The Six Months Ended June 30,		Increase / (Decrease)
	2006	2005	$	%
Revenues	$ 109,920	$ 126,341	$ (16,421)	(13%)

Revenues:

Revenues for the six months ended June 30, 2006 were $109,920 compared to revenues of $126,341 in the six months ended June 30, 2005. This resulted in a decrease in revenues of $16,421, or 13%, from the same period one year ago. The primary reason for a decrease in revenues is a result of our change in business focus to distributing our programming through our Broadband Network as well as the distribution through Video on Demand. As these are relatively new endeavors we have not been able to produce significant revenues in these arenas. Additionally, we have experienced a large decrease in our advertising revenue in the last six months which was one of our past revenue sources.

EXPENSES:

	The Six Months Ended June 30,		Increase / (Decrease)
	2006	2005	$	%
Cost of Production	$ 92,113	$ 80,564	$ 11,549	14%

General and Administrative expenses	272,396	127,816	144,580	113%

Salaries and wages (total)	259,506	75,000	184,506	246%

Consulting services (total)	382,811	554,745	(171,934)	(31%)

Rent	37,429	36,289	1,140	3%

Depreciation and amortization	27,263	25,532	1,731	7%

Total expenses	1,071,518	899,946	171,572	19%

Net Operating (Loss)	$ (961,598)	$ (773,605)	$ 187,993	24%

Cost of production

Cost of production for the six months ended June 30, 2006 was $92,113, an increase of $11,549, or 14%, from $80,564 for the six months ended June 30, 2005. The increase was experienced in the first quarter of 2006 and ultimately carried over into this quarter causing a slight increase when compared to the same period in 2005. However, our costs of production were in direct proportion to our decrease in revenues.

General and administrative expenses

General and administrative expenses were $272,396 for the six months ended June 30, 2006 versus $127,816 for the six months ended June 30, 2005, which resulted in an increase of $144,580 or 113%. Over the last six months, we have steadily increased our general and administrative expenses as we have incurred additional administrative overhead relating to our business.

Salaries and wages / Consulting services

Salary and wage expenses totaled $259,505 for the six months ended June 30, 2006 versus $75,000 for the six months ended June 30, 2005. This resulted in an increase of $184,506, or 246%, over the same period in 2005. Total consulting service expenses were $382,811 for the six months ended June 30, 2006 versus $554,745 for the six months ended June 30, 2005. This resulted in a decrease of $171,934 or 31%. During the second quarter of 2005, we incurred substantial consulting expenses as we prepared the launch of the Broadband Network. However, during the first six months of 2006, we have eliminated these large consulting expenses. However, we have had to hire personnel to oversee our daily operations, which is shown in our increase of salary and wage expenses.

Depreciation and amortization

Depreciation and amortization expenses were $27,263 for the six months ended June 30, 2006 versus $25,532 for the six months ended June 30, 2005. This resulted in an increase of $1,731, or 7%, over the same period in 2005. This increase is attributable to the purchase of computer software.

Total Expenses

Total expenses were $1,071,518 for the six months ended June 30, 2006 versus $899,946 for the six months ended June 30, 2005. This resulted in a increase of $171,572, or 19%. However, as to be expected with the entrance of new business directions, we have experienced increases in expenses, specifically as it relates to general and administrative expenses and salaries.

Net Operating (Loss)

The net operating loss for the six months ended June 30, 2006 was $961,598, versus a net operating loss of $773,605 for the six months ended June 30, 2005, an increase in net operating loss of $187,933. Over the last six months we have had to absorb the continuing effects of business expansion, especially as it relates to our Video on Demand operations. However, we have still been able to reduce our net operating loss with reductions in consulting and total expenses. We believe the expansion and addition of the new mediums are necessary for the overall business growth.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes current assets, current liabilities, and working capital at June 30, 2006 compared to December 31, 2005.

	June 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$ 45,866	$ 119,158	$ (73,292)	(62%)

Current Liabilities	$ 458,236	$ 346,075	$ 112,161	32%

Working Capital (Deficit)	$ (412,370)	$ (226,917)	$ 185,453	82%

As of June 30, 2006, we had current assets of $45,866 and current liabilities of $458,236, which resulted in a working capital deficit of $412,370. We anticipate incurring operating losses over the next twelve months. Our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel.

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations and debt financing. During the first quarter of 2006, we secured debt financing for a principal amount of $250,000 and during the second quarter, we entered into four convertible debenture agreements to raise an additional $95,000. All of these agreements are in the form of 5% convertible debentures due in three years. Furthermore; the debenture holders have the option of converting the principal amount plus any accrued interest into shares of our common stock. The agreements executed during the first quarter have a conversion price of $0.35 and the agreements executed during the second quarter have a conversion price of $0.15 per share. The debentures are convertible into a total of 1,347,620 shares of our common stock.

As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We need approximately $1 million dollars to maintain our current level of operations. We need an additional $1.5 million dollars ($2.5 million in total) to enable us to pursue our business plan for fiscal 2006.

To conserve our capital requirements, we have issued shares and granted options in lieu of cash payments to employees and outside consultants, and we expect to continue this practice for the next twelve months. At this point in time we are not in a position to determine an approximate number of shares that the Company may issue. As a consequence, the additional issuance of shares may have a substantial dilutive impact on our current stockholders.

Going concern

Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have had repetitive years of net losses, and have an accumulated deficit of $12,276,137 as of June 30, 2006. In order to obtain the necessary capital, we have raised funds via stock sales and convertible debentures. However, we must seek additional sources of capital, and we must attain future profitable operations for us to continue as a going concern. We will continue to initiate our business plan and raise additional capital. We have not made any adjustments to our financial statements that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies and Pronouncements

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

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. PNTV recognized impairment losses of $0 and $15,496 during the six months ended June 30, 2006 and year ended December 31, 2005.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. PNTV adopted SFAS No. 123 (R) during the fourth quarter of 2005. Stock issued for services totaled $437,173 and $2,580,910 for the six months ended June 30, 2006 and for the year ended December 31, 2005.

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

Risk Relating With Our Business and Marketplace

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

Risk Factors Relating to Our Common Stock

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. Currently, this quarterly report will be considered late as we were unable to meet the filing grace period as defined under Rule 12b-25. Therefore, we must not have two more late filings within the next two years or we will be in jeopardy of being dequoted from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. We conducted an evaluation, with the participation of Mark Bradley, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon his evaluation, Mr. Bradley concluded that as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We were unable to meet our requirements to timely file this quarterly report on Form 10-QSB for the period ended June 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

2.

We will have to re-state our previously issued March 31, 2006 financial statements for matters related to the following previously reported items: compensation expense and consulting services resulting from an omission of shares issued during that period. The effect of the correction of the error will result in an increase in net loss in the amount of $114,887. This deficiency resulted in our inability to correctly account for equity issuances.

3.

We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles as demonstrated by significant adjustments to our financial statements identified by our independent registered accounting firm in the preparation of this quarterly report. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-QSB for the six months ended June 30, 2006. Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we have engaged Opus Pointe, a consulting firm that provides expertise in accounting matters and performs accounting services on an outsourced basis, to supplement our internal accounting and bookkeeping capabilities. Through our relationship with Opus Pointe and working with our independent auditors, we have specifically addressed the material weakness relating to our restatement of the March 31, 2006 financials by reflecting the corrections of the previous period in the financials contained in this filing.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings

On June 28, 2006, we were notified that a default judgment had been improperly secured against the Company by a previous consultant. Through the default judgment, a levy was placed upon the corporate bank account in the amount of $33,535. Our corporate counsel filed a motion to set aside the default judgment on June 29, 2006. On July 14, 2006, the judgment was set aside and all monies previously levied have been returned to us.

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

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

On February 20, 2006, we authorized the issuance of 233,000 shares of our common stock to various consultants and employees as compensation for services provided. As of June 30, 2006, there were 35,000 shares that had not been issued.

On May 21, 2006, we authorized the issuance of 300,000 shares of our common stock to Vegas Media Group as compensation for post production services. As of June 30, 2006, the shares had not been issued.

On May 21, 2006, we authorized the issuance of 185,000 shares of our common stock to various consultants and employees as compensation for services provided. As of June 30, 2006, there were 115,000 shares that had not been issued.

On May 21, 2006, we authorized the issuance of 436,637 shares to Michael Berk and 80,000 shares to Mark Bradley as payment for deferred salaries. As of June 30, 2006, the shares had not been issued.

On May 26, 2006, we issued a total of 278,000 shares of our common stock to 9 consultants and employees. These shares were previously authorized on February 20, 2006, May 21, 2006, or May 26, 2006.

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

Convertible Debentures

During the quarter ended March 31, 2006, we entered into three 5% convertible debentures maturing in 2009 with annual interest payments. The debentures have a conversion price of $0.35. If all debentures are converted, a total of 714,287 shares of our common stock would be issued. We believe that the issuance of all the debentures described above was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The debentures were issued directly by the Company and did not involve a public offering or general solicitation. Each individual/entity was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the individuals/entities immediately prior to issuing the convertible debentures, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Additionally, the individuals/entities had the opportunity to speak with our management on several occasions prior to its investment decision.

During the quarter ended June 30, 2006, we entered into four 5% convertible debentures maturing in 2009 with annual interest payments. The debentures have a conversion price of $0.15. If all debentures are converted, a total of 633,334 shares of our common stock would be issued. We believe that the issuance of all the debentures described above was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The debentures were issued directly by the Company and did not involve a public offering or general solicitation. Each individual/entity were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the individuals/entities immediately prior to issuing the convertible debentures, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Additionally, the individuals/entities had the opportunity to speak with our management on several occasions prior to its investment decision.

Recent Issuances of Securities Registered Pursuant to Form S-8

We issued shares to the following consultants from a Registration Statement on Form S-8 filed on September 13, 2004.

Person Issued to	Date of Issuance	Number of Shares
Debra Coltune	June 7, 2006	30,000
Brenda Carter	July 19, 2006	35,000

Warrants Issued

On June 15, 2006, we issued 50,000 warrants to purchase shares of our common stock to Bob Smith at a price of $0.25 per share and exercisable for 24 months from the date of issuance. The warrants were issued in connection with the execution of a convertible debenture.

On June 17, 2006, we issued 80,000 warrants to purchase shares of our common stock to Richard Jaslow at a price of $0.25 per share and exercisable for 24 months from the date of issuance. The warrants were issued in connection with the execution of a convertible debenture.

On June 22, 2006, we issued 60,000 warrants to purchase shares of our common stock to Ron Keil at a price of $0.25 per share and exercisable for 24 months from the date of issuance. The warrants were issued in connection with the execution of a convertible debenture.

We believe that the issuance of all the warrants described above was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The warrants were issued directly by the Company and did not involve a public offering or general solicitation. Each individual was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the individuals immediately prior to issuing the warrants, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Additionally, the individuals had the opportunity to speak with our management on several occasions prior to its investment decision.

Options Issued

On February 20, 2006, we entered into a service agreement with an individual to perform strategic and development corporate services for the Company. As consideration for this agreement, we authorized options to purchase a total of 80,000 shares of our common stock at a price of $0.50 per share. Options will vest on a quarterly basis with 20,000 each quarter.

On May 21, 2006, we issued 150,000 and 50,000 options to purchase shares of our common stock to Doug Miller and Morden C. Lazarus, respectively, at a price of $0.25 per share. The options are exercisable for 36 months from the date of issuance.

We believe that the issuance of all the options described above was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The options were issued directly by the Company and did not involve a public offering or general solicitation. Each individual was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the individuals immediately prior to issuing the options, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Additionally, the individuals had the opportunity to speak with our management on several occasions prior to its investment decision.

Subsequent Issuances

On August 2, 2006, we issued a total of 120,000 shares of our common stock to 6 individuals as compensation for services provided. We believe that the issuance of all the shares described above was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. Each individual/entity was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the individuals/entities immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Additionally, the individuals/entities had the opportunity to speak with our management on several occasions prior to its investment decision.

Item 3.	Defaults by the Company upon its Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on 8-K.

3.1(i)**	Articles of Incorporation, filed with the Commission on February 7, 2000.
3.1(ii)**	Bylaws of the Company, filed with the Commission on February 7, 2000.
31*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
*	Filed herewith
**	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on February 7, 2000, File No. 000-29363.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PLAYERS NETWORK

(Registrant)

By:/s/ Mark Bradley

      Mark Bradley, Chief Executive Officer

      (Principal Financial Officer and

      Principal Accounting Officer)

Date: September 18, 2006