Form 10QSB
period 2006-09-30
PLAYERS NETWORK
filed 2006-11-24
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2006, was 21,323,351 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

The Players Network

Balance Sheet

(unaudited)

September 30,
2006
Assets
Current assets:
Cash	$7,401
Accounts receivable, net	18,100
Total current assets	25,501

Fixed assets, net	80,103

$105,604

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$343,174
Accrued expenses	36,037
Accrued interest	4,354
Accrued payroll	145,720
Total current liabilities	529,285

Convertible debentures	455,000

Stockholders’ (deficit):
Common stock, $0.001 par value, 25,000,000 authorized,
21,323,351 issued and outstanding at September 30, 2006	21,323
Additional paid-in capital	11,909,602
Prepaid share-based compensation	(76,784)
Accumulated (deficit)	(12,732,822)
(878,681)

$105,604

The accompanying notes are an integral part of these condensed financial statements.

The Players Network

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue
Network	$-	$-	$21,010	$56,490
Advertising	-	235,000	-	235,000
Production and other	84,714	47,076	173,084	116,927
Total revenue	84,714	282,076	194,094	408,417

Expenses:
Cost of production	58,647	472,939	150,760	533,503
General and administrative expenses	38,847	143,846	311,243	385,341
Consulting services	158,411	369,925	406,770	860,780
Consulting services – related party	40,991	-	186,693	-
Salaries and wages	67,038	-	176,544	-
Salaries and wages – related party	75,000	37,500	225,000	112,500
Rent	16,875	13,500	43,054	-
Depreciation and amortization	4,832	13,166	32,095	38,698
Total expenses	460,641	1,050,875	1,532,159	1,950,822

Net operating income (loss)	(375,927)	(768,799)	(1,338,065)	(1,542,404)

Other (expense):
Interest expense, net	(66,310)	(1,095)	(138,743)	(2,065)
Loss on debt settlement	(14,628)	-	(45,628)	-
Financing costs	-	-	(43,783)	-

Net income (loss)	$(456,685)	$(769,894)	$(1,566,219)	$(1,544,469)

Weighted average number of
common shares outstanding - basic and fully diluted	21,179,762	17,126,876	20,060,715	16,234,758

Net (loss) per share - basic & fully diluted	$(0.02)	$(0.04)	$(0.07)	$(0.10)

The accompanying notes are an integral part of these condensed financial statements

The Players Network

Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net (loss)	$(1,566,219)	$(1,544,469)
Depreciation and amortization expense	32,095	38,697
Share-based compensation	379,326	1,057,972
Share-based compensation - related party	176,544	-
Shares issued for financing	43,783	-
Intrinsic value of beneficial conversion feature	133,476	-
Bad debt write-off	46,628	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Accounts receivable	3,890	69,623
Other assets	13,783	-
Accounts payable	53,139	37,926
Accrued expenses	(8,149)	-
Accrued expenses - related party	138,220	(18,798)
Net cash (used) by operating activities	(553,484)	(359,049)

Cash flows from investing activities
Purchase of fixed assets	-	(14,819)
Net cash (used) in investing activities	-	(14,819)

Cash flows from financing activities
Proceeds from convertible debt	455,000	-
Stock subscriptions	-	450,000
Sale of common stock	52,500	165,800
Net cash provided in financing activities	507,500	615,800

Net decrease (increase) in cash	(45,984)	241,932
Cash - beginning	53,385	8,994
Cash - ending	$7,401	$250,926

Supplemental disclosures:
Interest paid	$1,176	$2,065
Income taxes paid	$-	$-

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

Note 2 – Going concern

The Company has an accumulated deficit of $12,732,832 as of September 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is also researching the desirability of an acquisition or merger candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 4 – Accrued liabilities

The Company’s financial statements include accruals for officer compensation earned and unpaid. As of September 30, 2006 the Company had accrued $145,720 in unpaid compensation and related payroll taxes.

Note 5 – Convertible debentures

During the nine-months ended September 30, 2006, the Company issued $455,000 of 5% convertible debentures maturing in 2009 with interest payable annually. The debentures are convertible by the holder into shares of the Company’s common stock at any time. The company

Players Network

Notes to Financial Statements

has recorded interest expense of $133,467, pursuant to EITF 98-5 which represents the value of the beneficial conversion feature for each convertible debenture.

Convertible debentures payable consisted of the following at September 30, 2006:

2006
5% convertible debenture due February 15, 2009 with annual interest payments due each February. The note is convertible into 71,429 shares of the Company’s common stock at any time prior to maturity.	$25,000

5% convertible debenture due February 17, 2009 with annual interest payments due each February. The note is convertible into 71,429 shares of the Company’s common stock at any time prior to maturity.	25,000

5% convertible debenture due March 15, 2009 with annual interest payments due each March. The note is convertible into 571,429 shares of the Company’s common stock at any time prior to maturity.	200,000

5% convertible debenture due May 22, 2009 with annual interest payments due each May. The note is convertible into 166,667 shares of the Company’s common stock at any time prior to maturity.	25,000

5% convertible debenture due June 15, 2009 with annual interest payments due each June. The note is convertible into 166,667 shares of the Company’s common stock at any time prior to maturity.	25,000

5% convertible debenture due June 17, 2009 with annual interest payments due each June. The note is convertible into 100,000 shares of the Company’s common stock at any time prior to maturity.	15,000

5% convertible debenture due June 22, 2009 with annual interest payments due each June. The note is convertible into 200,000 shares of the Company’s common stock at any time prior to maturity.	30,000

5% convertible debenture due August 17, 2009 with annual interest payments due each August. The note is convertible into 400,000 shares of the Company’s common stock at any time prior to maturity.	60,000

5% convertible debenture due September 20, 2009 with annual interest payments due each August. The note is convertible into 333,333 shares of the Company’s common stock at any time prior to maturity.	50,000

Total convertible debentures	$455,000

Interest expense related to convertible debenture agreements total $4,353 for the nine-months ended September 30, 2006.

Players Network

Notes to Financial Statements

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

On August 22, 2006, the Company granted options to two of its directors to purchase 200,000 shares of its common stock in exchange for services provided at an exercise price of $0.25 per share. The estimated value of the option grant using the Black-Scholes pricing model is $40,991.

Note 7 – Stockholders’ equity

On February 2, 2006, the Company issued 30,000 shares of its common stock previously authorized and un-issued.

On February 7, 2006, the Company issued 30,000 shares of its common stock to an individual for services. The Company recorded an expense in the amount of $9,600, the fair value of the underlying shares on the date of grant.

On February 20, 2006, the Company authorized the issuance of 233,000 shares of its common stock to various consultants and employees in exchange for services provided to the Company. As of September 30, 2006, all shares had been issued and the Company recorded an expense of $82,920, the fair value of the underlying shares on the date of grant.

On May 21, 2006, the Company authorized the issuance of 300,000 shares of common stock to Vegas Media Group for post production services. The Company recorded an expense in the amount of $60,000 representing the fair value of the underlying shares on the date of grant.

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

Players Network

Notes to Financial Statements

On May 26, 2006, the Company authorized and issued 5,000 shares of its common stock to an employee for services provided. The Company recorded an expense in the amount of $650, the fair value of the underlying shares on the date of grant.

During September 2006, the company authorized the issuance of 350,000 shares of its common stock at $0.15 per share pursuant to an equity private placement. As of September 30, 2006, the Company received cash totaling $52,500.

There have been no other issuances of common stock as of September 30, 2006

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

The following is a summary of activity of outstanding warrants:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2006	-	$-

Warrants expired	-	-
Warrants granted	190,000	0.25
Warrants exercised	-	-

Balance, September 30, 2006	190,000	0.25
Exercisable, September 30, 2006	190,000	0.25

The following is a summary of information about the warrants outstanding at September 30, 2006:

Players Network

Notes to Financial Statements

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

On February 20, 2006, the Company entered into a service agreement with an unrelated individual to perform corporate strategic and developmental services for the Company. As consideration, the Company granted stock options to purchase 80,000 shares of $0.001 par value common stock at a strike price of $0.50 per share. 20,000 options will vest on a quarterly basis. The value of the options on the grant date using the Black-Scholes Model is $32,690. The Company has recorded compensation expense in the amount of $16,345, representing the amount earned as of September 30, 2006 and $16,345 representing the unearned portion of the option grant.

On May 21, 2006, the Company granted options to two of its directors to purchase 200,000 shares of its common stock in exchange for corporate development services. The options are exercisable at $0.25 per share. The value of the options on the grant date using the Black-Scholes pricing model is $38,505 which has been recorded as compensation expense at September 30, 2006.

Players Network

Notes to Financial Statements

On August 8, 2006, the Company granted options to two of its directors to purchase 200,000 shares of its common stock in exchange for corporate development services. The options are exercisable at $0.25 per share. The value of the options on the grant date using the Black-Scholes pricing model is $40,991 which has been recorded as compensation expense at September 30, 2006.

The following is a summary of activity of outstanding stock options as of September 30, 2006:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2006	3,343,500	$0.49
Options expired	-	-
Options cancelled	(1,033,330)	0.58
Options granted	1,080,000	0.44
Options exercised	-	-
Balance, September 30, 2006	3,390,170	0.44
Exercisable, September 30, 2006	3,390,170	$0.44

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.25- 0.78	3,390,170	2 years	$0.44	3,390,170	$0.44

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

Players Network

Notes to Financial Statements

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

  our current lack of working capital;

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

  loss of customers or sales weakness;

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

We have a library of 200 gambling and gaming lifestyle videos, including originally-produced hours of programming from the 2005 World Series of Poker®, at which Players Network had exclusive rights to produce and air live programming from the event’s Lifestyle Show. The growing programming library is an asset which represents long-term revenue opportunities in advertising, sponsorship, direct sales and product integration, domestic and international program sales, broadband syndication, subscription fees and increased home video sales.

Although we will continue the PLAYERS NETWORK and our production of programming for ourselves and third parties, in the future we hope to focus on distributing our programming through a new Broadband Network (which was launched near the end of July 2005), and through cable television, broadcast and satellite television, Video On Demand, Pay-Per-View, DVD distribution, television syndication, radio, print, and out-of-home media including mobile devices, additional land-based locations, in-flight venues, and on-board sources. We may also intend to seek potential merger or acquisition candidates in an attempt to diversify our business operations.

CURRENT OPERATIONS

During the last nine months of 2006, we entered into various agreements hoping to further expand the distribution of our programming. In February 2006, we entered into a co-marketing agreement with Beautiful People, LLC, to allow for cross marketing. We entered into an agreement with Fat Elvis Advertising to assist us in our website development and also entered into an agreement with Firstcom Music for use of Broadcast Synchronization and Internet streaming for a one year term.

During the third quarter we expanded content on our website with the debut of “Vegas Exposed”, which focuses on the Las Vegas lifestyle and provides an insider scoop from entertainment reporter Deborah Scott on restaurants, nightclubs, shows, attractions and events. Additionally, we announced we had been commissioned by Alta Loma Entertainment to produce “Playboy’s Women of Poker,” a multi-part television series featuring women competing to become members of Playboy’s Poker Team. Furthermore, we distributed our programming with our first ever pay-per view double feature titled “Gamblers Guide to Online Poker and Blackjack”, which was distributed by Defiance Distribution on the DISH network. At the end of the third quarter we also signed a national advertising agreement with Gorilla Nation, which is anticipated to bring major sponsors and advertisers to our web and TV outlets.

At September 30, 2006, we had an accumulated deficit of approximately $12,732,822 current assets of $25,501 and $529,285 in current liabilities, resulting in a working capital deficit of $503,784. We expect operating losses and negative operating cash flows to continue for at least the rest of 2006, because of expected additional costs and expenses related to brand development; marketing and other promotional activities; strategic relationship development; and potential acquisitions of related complementary businesses.

Results of Operations for the Three Months Ended September 30, 2006 and 2005.

The following tables summarize selected items from the statement of operations at the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

INCOME:

	The Three Months Ended September 30,		Increase / (Decrease)
	2006	2005	$	%
Total Revenue	$ 84,174	$ 282,076	$ (197,902)	(70%)

Revenue:

            Revenues for the three months ended September 30, 2006 were $84,174 compared to revenues of $282,076 in the three months ended September 30, 2005. This resulted in a decrease in revenues of $197,902, or 70%, from the same period one year ago. The primary reason for a decrease in revenues is a result of our change in business focus to distributing our programming through our Broadband Network as well as through Video on Demand. We have not yet established a strong presence in these outlets or been able to market our new services to a great extent. Historically, we received revenues from three sources: fees received from customers of our Players Network, advertising fees, and fees from third party programming production. In addition to spending less time and attention to these historical sources of revenue, we only received production revenues during the three months ended September 30, 2006.

EXPENSES:

	The Three Months Ended September 30,		Increase / (Decrease)
	2006	2005	$	%
Cost of production	$ 58,647	$ 472,939	$ (414,292)	(88%)

General and Administrative expenses	38,847	143,846	(104,999)	(73%)

Salaries and wages (total)	142,038	37,500	104,538	279%

Consulting services	199,402	369,925	(170,523)	(46%)

Rent	16,875	13,500	3,375	25%

Depreciation and amortization	4,832	13,166	(8,334)	(63%)

Total expenses	460,641	1,050,875	(590,234)	(56%)

Net Operating (Loss)	$ (375,927)	$ (768,799)	$ (392,872)	(51%)

Cost of production

Cost of production for the three months ended September 30, 2006 was $58,647, a decrease of $414,292, or 88%, from $472,939 for the three months ended September 30, 2005. During the same period of 2005, we were nearing the launch of our Broadband Network and therefore incurred higher than normal costs of production for this period. Additionally, during the three months ended September 30, 2005, we had finished production and airing of the World Series of Poker® at the Rio All-Suite Hotel & Casino in Las Vegas, Nevada.

General and administrative expenses

General and administrative expenses were $38,847 for the three months ended September 30, 2006 versus $143,846 for the three months ended September 30, 2005, which resulted in a decrease of $104,999 or 73%. During the three months ended September 30, 2005, we incurred administrative expenses as a result of our original programming and production involving the “World Series of Poker” and expenses related to our signing of the Comcast agreement. Although the expenses experienced in 2005, were one-time expenses we have continued in the process of our business restructuring. We anticipate we will continue to have additional administrative overhead relating to our revised operations.

Salaries and wages / Consulting services

Salary and wage expenses, which include those owed to our related parties, were $142,038 for the three months ended September 30, 2006 versus $37,500 for the three months ended September 30, 2005. This resulted in an increase of $104,538, or 279%, over the same period in 2005. Our consulting service expenses were $199,402 for the three months ended September 30, 2006 versus $369,925 for the three months ended September 30, 2005. This resulted in a decrease of $170,523 or 46%. During the same period of 2005, we incurred substantial consulting expenses as we prepared our launch of the Broadband Network and in connection with the World Series of Poker production. Compared to the same period in 2006, we reduced consulting expenses, but increased our company personnel to maintain our current operations and help expand into additional business outlets.

Total expenses

Total expenses were $460,641 for the three months ended September 30, 2006 versus $1,050,875 for the three months ended September 30, 2005. This resulted in a decrease of $590,234, or 56%. Although we have initiated the expansion of our business into new outlets and had to increase some of our expenses, we have also been able to decrease expenses in other areas. Overall, we have been able to decrease a significant amount of expenses, especially as it relates to consulting expenses and cost of production, which were one time expenses during the same period in 2005.

Net Operating (Loss)

The net operating loss for the three months ended September 30, 2006 was $375,927, versus a net operating loss of $768,799 for the three months ended September 30, 2005, a decrease in net operating loss of $392,872. During the first of 2006, we experienced an increase in net loss in connection with our expansion in business endeavors of Video on Demand. However, this quarter we were able to reduce our net operating loss because of our total lower operating expenses. We anticipate this reduction in net losses to continue to decrease as we stabilize in our new medium of business.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005.

The following tables summarize selected items from the statement of operations at the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

INCOME:

	The Nine Months Ended September 30,		Increase / (Decrease)
	2006	2005	$	%
Total Revenue	$ 194,094	$ 408,417	$ (214,323)	(52%)

Revenue:

Revenues for the nine months ended September 30, 2006 were $194,094 compared to revenues of $408,417 in the nine months ended September 30, 2005. This resulted in a decrease in revenues of $214,323, or 52%, from the same period one year ago. The primary reason for a decrease in revenues is a result of our change in business focus to distributing our programming through our Broadband Network as well as the distribution through Video on Demand. As these are relatively new endeavors we have not been able to produce significant revenues in these arenas. Additionally, we have not had any advertising revenue in the last nine months which was one of our past revenue sources.

EXPENSES:

	The Nine Months Ended September 30,		Increase / (Decrease)
	2006	2005	$	%
Cost of Production	$ 150,760	$ 553,503	$ (402,743)	(73%)

General and Administrative expenses	311,243	385,341	(74,098)	(19%)

Salaries and wages (total)	401,544	112,500	289,044	257%

Consulting services (total)	593,463	860,780	(267,317)	(31%)

Rent	43,054	-	43,054	-

Depreciation and amortization	32,095	38,698	(6,603)	(17%)

Total expenses	1,532,159	1,950,822	(418,663)	(21%)

Net Operating (Loss)	$ (1,338,065)	$(1,542,404)	$ (204,339)	(13%)

Cost of production

Cost of production for the nine months ended September 30, 2006 was $150,760, a decrease of $402,743, or 73%, from $553,503 for the nine months ended September 30, 2005. During the first quarter of 2006 we experienced in the first quarter of a slight increase in our cost of production. However, for the nine months ended September 30, 2005, we were nearing the launch of our Broadband Network and therefore incurred higher than normal costs of production for this period when compared to the same period in 2006.

General and administrative expenses

General and administrative expenses were $311,243 for the nine months ended September 30, 2006 versus $385,341 for the nine months ended September 30, 2005, which resulted in a decrease of $74,098 or 19%. As discussed above, we experienced higher than normal general and administrative expenses during 2005 as a result of our original programming and production involving the “World Series of Poker” and expenses related to our signing of the Comcast agreement. As we continue with our business restructuring we anticipate additional administrative overhead.

Salaries and wages / Consulting services

Salary and wage expenses, which included related party expense, totaled $401,544 for the nine months ended September 30, 2006 versus $112,500 for the nine months ended September 30, 2005. This resulted in an increase of $289,044, or 257%, over the same period in 2005. Total consulting service expenses, which included related party expenses, were $593,463 for the nine months ended September 30, 2006 versus $860,780 for the nine months ended September 30, 2005. This resulted in a decrease of $267,317 or 31%. We incurred substantial consulting expenses in 2005 as we prepared the launch of the Broadband Network and in connection with the World Series of Poker production. During the first nine months of 2006, we have eliminated these large consulting expenses but have had to hire personnel to oversee our daily operations, which is shown in our increase of salary and wage expenses.

Total Expenses

Total expenses were $1,532,159 for the nine months ended September 30, 2006 versus $1,950,822 for the nine months ended September 30, 2005. This resulted in a decrease of $418,663, or 21%. However, as to be expected with the entrance of new business directions, we have experienced increases in expenses, specifically as it relates to general and administrative expenses and salaries. As mentioned above, we have been able to decrease a significant amount of expenses, especially as it relates to consulting expenses and cost of production when compared to the same period in 2005.

Net Operating (Loss)

The net operating loss for the nine months ended September 30, 2006 was $1,338,065, versus a net operating loss of $1,542,404 for the nine months ended September 30, 2005, a decrease in net operating loss of $204,339. Over the last nine months we have had to absorb the continuing effects of business expansion, especially as it relates to our Video on Demand operations. However, we have still been able to reduce our net operating loss with reductions in consulting and total expenses. We believe the expansion and addition of the new mediums are necessary for the overall business growth.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes current assets, current liabilities, and working capital at September 30, 2006 compared to December 31, 2005.

	September 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$25,501	$119,158	$(93,657)	(79%)

Current Liabilities	$529,285	$346,075	$183,210	53%

Working (Deficit)	$(503,784)	$(226,917)	$376,867	122%

As of September 30, 2006, we had current assets of $25,501 and current liabilities of $529,285, which resulted in a working capital deficit of $503,784. We anticipate incurring operating losses over the next twelve months. Our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel.

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations and debt financing. During the nine months of 2006, we secured debt financing for a principal amount of $455,000 through the issuance of convertible debenture agreements. All of these agreements are in the form of 5% convertible debentures due in three years. The debenture holders have the option of converting the principal amount plus any accrued interest into shares of our common stock. The agreements executed during the first quarter have a conversion price of $0.35 and the agreements executed during the second and third quarter have a conversion price of $0.15 per share. In addition to the convertible debentures, we instituted an equity private placement during the three months ended September 30, 2006. We agreed to issue shares of common stock at a price of $0.15 per shares and raised a total of $52,500 from 2 accredited investors.

As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial working capital needs. We do not have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We need approximately $1 million dollars to maintain our current level of operations. We need an additional $1.5 million dollars ($2.5 million in total) to enable us to pursue our business plan for the balance of 2006 and through the first quarter of 2007.

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

Going concern

Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have had repetitive years of net losses, and have an accumulated deficit of $12,670,212 as of September 30, 2006. In order to obtain the necessary capital, we have raised funds via stock sales and convertible debentures. However, we must seek additional sources of capital, and we must attain future profitable operations for us to continue as a going concern. We will continue to initiate our business plan and raise additional capital. We have not made any adjustments to our financial statements that might be necessary should we be unable to continue as a going concern.

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

Risk Associated With Our Business and Marketplace

We have incurred substantial losses and expect to continue to incur losses for the foreseeable future.

For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $3,469,568 and $675,804, respectively. At September 30, 2006 we had a working capital deficit of $503,784. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of our securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Players; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Players are being made only in accordance with authorizations of management and directors of Players, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Players’ assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties. Furthermore, we have one individual, our CEO, who is responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Our operations depend on a number of third parties. We have limited control over these third parties and will most likely not have long-term agreements with many of them. We rely upon a number of third parties to carry our programming, and we will need to expand in the future the number of third parties doing this on our behalf. There can be no assurance that existing such agreements will not be terminated or that they will be renewed in the future on terms acceptable to us, or that we will be able to enter into additional such agreements. Our inability to preserve and expand the channels for distributing our programming would likely materially adversely affect our business, results of operations and financial condition.

We also will rely on a variety of technology that we will license from third parties. Our loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays. These delays could materially adversely affect our business, results of operations and financial condition, until equivalent technology could be identified, licensed or developed and integrated. Moreover, we occasionally use third parties in connection with our production work and work on our website. In addition, we do not own a gateway onto the Internet. Instead, we now and presumably always will rely on a network operating center to connect our website to the Internet. Overall, our inability to maintain satisfactory relationships with the requisite third parties on acceptable commercial terms, or the failure of such third parties to maintain the quality of services they provide at a satisfactory standard, could materially adversely affect our business, results of operations and financial condition.

The current change in our business focus presents a number of challenges and may not prove to be successful or allow for us to become profitable.

Historically, we have distributed our programming by means of multiple platforms including television syndication, DVD sales, our website, and our proprietary 24-hour private network inside Las Vegas and Atlantic City gaming hotels. We recently decided to change our focus and broaden our distribution channels. Recently in the last year, we broaden our operations and begun to focus on distributing our programming through a new Broadband Network, and through cable television, broadcast and satellite television, Video On Demand, Pay-Per-View, DVD distribution. This change in focus is expected to increase our costs, to require the additional financing being sought hereby, and to affect our financial model in terms of margins, cash flow requirements, and other areas. We have an extremely limited history with respect to the direction our business is now taking. There can be no assurance that we will be able to succeed in implementing our strategy, or that we will be able to achieve positive cash flow or profitable operations as a result of these changes in our business.

We may be adversely affected by changing consumer preferences.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. Our quarterly reports for the periods ended June 30, 2006 and September 30, 2006 were considered late as we were unable to meet the filing grace period as defined under Rule 12b-25. Therefore, we must not have one more late filings within the next two years or we will be in jeopardy of being dequoted from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. We conducted an evaluation, with the participation of Mark Bradley, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our  disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon his evaluation, Mr. Bradley concluded that as of September 30, 2006, our disclosure controls and procedures were effective at the reasonable assurance level but that the company was still implementing their procedures meant to deal with their identified material weaknesses as described in their last filing. Based upon his evaluation, Mr. Bradley concluded that as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management had identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We were unable to meet our requirements to timely file our quarterly report on Form 10-QSB for the period ended September 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

To address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weakness in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we engaged Opus Pointe, a consulting firm that provides expertise in accounting matters and performs accounting services on an outsourced basis, to supplement our internal accounting and bookkeeping capabilities. Through our relationship with Opus Pointe and working with our independent auditors, we have specifically addressed the material weakness relating to our restatement of the March 31, 2006 financials by reflecting the corrections of the previous period in the financials contained in our June 30, 2006 filing and thus been carried through into this filing.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

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

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

On February 20, 2006, we authorized the issuance of 233,000 shares of our common stock to various consultants and employees as compensation for services provided. On July 19, 2006 we issued the 35,000 shares out of our S-8 Registration statement as described below.

On May 21, 2006, we authorized the issuance of 185,000 shares of our common stock to various consultants and employees as compensation for services provided, which some of those were issued in August. As of September 30, 2006, there were 15,000 shares that had not been issued.

On August 10, 2006, we issued 300,000 shares of our common stock, which had been previously authorized as of May 21, 2006 to Vegas Media Group as compensation for post production services.

On August 11, 2006, we issued 436,666 shares of our common stock to Michael Berk, which had bee previously authorized as of May 21, 2006 as payment for deferred salary. Additionally, we issued 270,000 shares of common stock to Mark Bradley, which had been previously authorized as payment for deferred salary.

During the quarter ended September 30, 2006, we issued a total of 350,000 shares of our common stock pursuant to a private placement conducted at a price of $0.15 per share to 2 accredited investors.

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

Convertible Debentures

During the quarter ended September 30, 2006, we entered into two 5% convertible debentures maturing in 2009 with annual interest payments. The debentures have a conversion price of $0.15. We believe that the issuance of all the debentures described above was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The debentures were issued directly by the Company and did not involve a public offering or general solicitation. Each individual/entity were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the individuals/entities immediately prior to issuing the convertible debentures, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Additionally, the individuals/entities had the opportunity to speak with our management on several occasions prior to its investment decision.

Recent Issuances of Securities Registered Pursuant to Form S-8

We issued shares to the following consultants from a Registration Statement on Form S-8 filed on September 13, 2004.

Person Issued to	Date of Issuance	Number of Shares
Brenda Carter	July 19, 2006	35,000

Options Issued

On August 8, 2006, we issued 150,000 and 50,000 options to purchase shares of our common stock to Doug Miller and Morden C. Lazarus, respectively, at a price of $0.25 per share. The options are exercisable for 36 months from the date of issuance.

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

On September 12, 2006, we announced that Players Network had surpassed one million videos viewed in August. A copy of the press release is attached hereto.

On September 26, 2006, we announced that we had signed an advertising representation agreement with Gorilla Nation. A copy of the press release is attached hereto.

Item 6.	Exhibits and Reports on 8-K.

3.1(i)**	Articles of Incorporation, filed with the Commission on February 7, 2000.
3.1(ii)**	Bylaws of the Company, filed with the Commission on February 7, 2000.
31*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1*	The Players Network Press Release, dated September 12, 2006
99.2*	The Players Network Press Release, dated September 26, 2006
*	Filed herewith
**	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on February 7, 2000, File No. 000-29363.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PLAYERS NETWORK

(Registrant)

By:/s/ Mark Bradley
Mark Bradley, Chief Executive Officer

(Principal Financial Officer and

Principal Accounting Officer)

Date: November 22, 2006