Form 10KSB
period 2006-12-31
PLAYERS NETWORK
filed 2007-04-13
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The issuer's revenues for its most recent fiscal year ended December 31, 2006: $230,853

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price, as of March 26, 2007: $2,068,394

The number of shares of Common Stock, $0.001 par value, outstanding on March 26, 2007 was 24,267,947 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PLAYERS NETWORK
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2006

Index to Report
on Form 10-KSB

PART I		Page(s)
Item 1.	Description of Business	2
Item 2.	Description of Property	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II

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

•	uncertainties inherent in our efforts to renew or enter into agreements on acceptable terms with our significant hotel/casino customers;

•	the regulatory and competitive environment of the industry in which we operate;

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

In this form 10-KSB references to “PLAYERS NETWORK”, “the Company”, “we,” “us,” and “our” refer to PLAYERS NETWORK.

PART I

Item 1. Description of Business

Overview

Players Network was incorporated in the State of Nevada in March of 1993. Until 2005, its business has been the ownership and operation of a digital 24-hour entertainment network called “PLAYERS NETWORK,” which specialized in producing television programming to serve the gaming industry. Until 2006, Players Network distributed its programming exclusively through a single customized private cable channel which was broadcast directly into the guestrooms of casino and non-casino hotels in Las Vegas and Atlantic City.

In 2005, the Company refocused itself from a business-to-business private network strategy, to a mass-distribution business-to-consumer digital network strategy. Players Network began implementing this strategy by seeking partners to distribute its programming through new channels, including Video on Demand (VOD) Television, Broadband Internet, and mobile devices such as cell phones and PDA’s. In 2006, the Company entered into distribution agreements with Comcast Communications, North America’s largest cable company, servicing 25 million homes, and with two of the world’s largest search engines, Yahoo and Google/Google.UK. Players Network also began to distribute its programming through its own website, www.PlayersNetwork.com.

Market Opportunity

The technology of media distribution and the digital revolution is rapidly changing the way consumers access television content. Instead of scheduled programming, video can now be viewed “On Demand” through digital cable television and satellite networks, broadband internet, and by downloading content to mobile and wireless devices such as MP3 players, cell phones and PDAs. Programming is becoming more targeted to specific consumer groups who want to watch specific content whenever they want to watch it. The old adage “Content is King” is more accurate today than ever, and in the lifestyle categories of Las Vegas entertainment and Gaming, Players Network wears the crown.

According to the American Gaming Association, more than $70 billion is spent annually on gaming and gaming-related activities and entertainment in the United States alone. The Las Vegas Visitor and Convention Authority also reports that at least 42 million people visit Las Vegas and other U.S. gaming venues every year.

Players Network develops, produces, acquires and distributes a wide range of original, high-quality lifestyle television programming to serve consumers interested in gaming and entertainment and activities associated with or surrounding gaming. Programming focuses primarily on Las Vegas, but also includes gaming lifestyle programming worldwide. The Company’s proprietary productions include gaming instruction, gaming news, instruction on sports and racing wagering, gaming entertainment, tournaments, events and travel. Television shows include Neon Buzz, Hocus Pocus, Players Bikini Watch, The Best of Vegas, In the Mind of the Poker Pro, Players Network’s School of Gaming and more. In 2006, Players Network entered into an agreement with Playboy Enterprises to develop and co-produce a series called “Playboy’s Woman of Poker,” which the Company plans to distribute on an established Cable or Broadcast Channel while retaining rights to short form VOD segments for its own distribution channels.

By selectively aggregating all the broadest aspects of life and leisure time activities that make up the diverse “Gaming Lifestyle” category, Players Network has defined a unified, integrated mainstream category whose wide-ranging participants’ appetite for content, merchandise, experiences, information and services has yet to be met. This Gaming Lifestyle Category encompasses all forms of gambling, but also includes travel, entertainment, fine living, instruction, information, tournaments, news, and more, as much of the content as possible, celebrity driven.

Players Network believes that it is the only company in the world that has developed a media network dedicated solely to this Gaming Lifestyle market. We believe that the changes in the media marketplace, and Players Network’s First Mover advantage in Gaming Lifestyle and Las Vegas entertainment media - which in the past several years has gained more mainstream acceptance then ever before - has positioned Players Network to become a leading provider of programming to this lucrative market.

During 2006 we built a substantial distribution base with major partners and have become one of the first new content companies to establish itself as a leader in new media distribution. As a part of its agreement with Google, Players Network shares in all advertising revenue earned by its programming. We believe that our agreement with Google will enable enormous growth in Players Network’s viewership numbers worldwide, especially after Google’s acquisition of YouTube, which is the largest video site in the world. Players Network’s content will be available on that platform by the end of the second quarter of 2007.

In November 2005, we entered into an agreement with Comcast Communications pursuant to which we began offering our original, proprietary programming through a dedicated VOD television channel to Comcast digital subscribers. In our first month of broadcasting, over 32,000 videos were viewed by Comcast subscribers. Comcast’s digital distribution has now expanded to just over 13 million television homes. Combined with its Broadband distribution, Players Network’s content is now being viewed in excess of 2 million times per month. Comcast estimates that its Video-on-Demand service, including Players Network, will be available in approximately 20 million homes by the end of 2008, which we believe will exponentially increase the number of Players Network’s videos that are viewed, and as a result, make our programming inventory more valuable to sponsors.

The Company intends to continue its production of original programming for its own distribution platforms, while also expanding its distribution through partnerships with additional new and traditional media companies in areas that include cable television, broadcast and satellite television, Pay-Per-View, DVD distribution, television syndication, radio, print, and out-of-home media including mobile devices, additional land-based locations, in-flight venues, and on-board sources. The Company plans to drive new revenues from sponsorship, advertising, content licensing, subscriptions and live events through video chat and commerce.

During fiscal 2006, this change in the Company’s business strategy has increased and is expected to continue to increase the Company's costs for the near future. There can be no assurance that the Company will be successful in implementing its new strategy, or that it will be able to achieve positive cash flow or profitable operations. See “RISK FACTORS - THE CURRENT CHANGE IN OUR BUSINESS FOCUS PRESENTS A NUMBER OF CHALLENGES AND MAY NOT PROVE TO BE SUCCESSFUL OR CAUSE US TO BECOME PROFITABLE.”

Content/Programming

Our content is highly creative, entertaining, informative, authoritative, sometimes edgy, and always credible, featuring knowledgeable celebrities from the worlds of gaming, entertainment and business as program hosts and participants. We are also developing our own on-air personalities.

We emphasize quality entertainment that captures the excitement, passion, enjoyment, sex appeal, entertainment, information, celebrity, and the non-stop adrenaline rush of the Gaming Lifestyle. Our content is divided into five main categories:

•	Gaming (casino action, poker, sports and racing, card & board games, lotteries);

•	Entertainment (Vegas-style shows, concerts, comedy, theater, nightclubs, gambling-themed specials, movies and television series);

•	Events (tournaments, competitions, conventions, parties);

•	Instruction, information, reality shows and profiles (games & gaming education, news & information, gambling-themed documentaries, biographies, etc.); and

•	Lifestyle (travel, leisure and fine living, shopping, dining, cars, electronics, fashion, problem gambling, etc.)

The development of Players Network’s programming is led by Michael Berk, who is one of Hollywood’s most successful television producers. Michael Berk has created over 500 hours of network television that includes 5 television series. Mr. Berk is best known for his series “Baywatch”, which he created and for which he was the Executive Producer for 12 years. Baywatch is distributed in 144 countries and is in the Guinness World Book of Records as the most watched television show in history.

We have a library of 850 gambling and gaming lifestyle videos, including 30 originally-produced hours of programming from the World Series of Poker(R), which Players Network had the exclusive rights to produce and air live. In 2006 Players Network produced over 50 videos at the Hooters Hotel and Casino, 28 new gaming instructional videos aimed at slots and video poker players, a series of 23 videos on magic entitled “Hocus Pocus”, The “Best of Vegas” series, “Neon Buzz”, an entertainment report that covered red carpet events and many more. Our growing programming library is an asset which represents long-term revenue opportunities in advertising, sponsorship, direct sales and product integration, domestic and international program sales, broadband syndication, subscription fees and increased home video sales.

Strategy

Players Network’s goal is to build the dominant media, marketing and merchandising brand in the Las Vegas and Gaming Lifestyle Category by:

•
Creating a brand identity as “the trusted name in gaming entertainment, education, information and services” that addresses the full spectrum of audience demographics within the Gaming Lifestyle Category;

•	Building an ever-expanding, valuable library of entertainment, instruction and information content that appeals to the “Player” in everyone for distribution on all platforms;

•	Leveraging our various distribution channels as a mechanism to attract people with gaming interest with the goal of building a strong customer base and community;

•
Gaining a broad and diversified audience base through its distribution arrangement with Comcast as well as other distribution channels, including linear programming via digital cable, internet and broadband, wireless, packaged media, video games, mobile media through cell phones and I-pods, radio, publishing, and IPTV. In 2006 we entered into agreements with Google/Google.UK and Yahoo that enables us to distribute our content through sites operated by Google and Yahoo, including YouTube.

•
Harnessing the power of the media in order to provide customized media solutions and marketing services for key Lifestyle Category companies, principally major Las Vegas Casino Properties. Players Network uses its strong relationships in the Gaming Industry to lock in special trade relationships that can contribute to content, advertising, VIP Services, and club amenities which will solidify Players Network’s credibility in the category;

•
Grow the Company’s robust, proprietary database of gaming enthusiasts, and create lifestyle communities by offering deals, discounts, and prizes to its customers, while marketing its strategic partners and sponsors;

•
Offering advertisers a new content category with creative cross-platform advertising/sponsorship packages, at reasonable rates, in an environment of unique, sexy content surrounded by sizzling attitude, that delivers desirable demographics;

•
Expanding its production and operations infrastructure to include a Digital Asset Management System (DAMS) that will enable Players Network to: 1) accommodate any distribution platform immediately, 2) manage and fully exploit the value of all produced and acquired content in Players Network’s own library (and for third-parties with digital assets) including re-purposing content for all platforms

•
Continuing to build a lean management team with proven experience that can move quickly, control costs, rapidly create a broad range of high-quality content, and leverage significant, long-term relationships in the media, entertainment and gaming industries allowing the company to accelerate its market leadership.

Distribution

We distribute our gaming lifestyle media programming through a variety of media platforms, including Video on Demand, broadband/Internet, Satellite television, Cable Television, packaged media, and on our proprietary website. Through our new dedicated channel available through Comcast, we intend to deliver live and taped original television series, live pay per view events, mobile and internet content down loading, information segments and interactive content. The channel’s expanded programming will include popular poker programs, reality shows, game shows, documentaries, talk shows and special events on the gaming lifestyle. In the fall of 2006, we launched our Players Network channel by upgrading the content and production value and changed the Electronic Programming Guide (EPG) to Vegas on Demand. This change immediately increased our viewership substantially.

Video on Demand (VOD)

The Company has entered into an agreement with Comcast Communications pursuant to which its content is broadcast over a dedicated channel available to Comcast's digital subscribers through its "Select on Demand" services.

This service allows consumers to select from a menu of available programs for viewing at any time. Players Network is required to provide a certain amount of content and refresh it periodically. The Company is seeking sponsorship and advertiser support, including merchandising, which will generate revenues to the Company.

Players Network’s agreement with Comcast is an invaluable asset in the growth of the Players Network brand. It is a cost-effective way in which to launch a cable channel on the largest cable network in the world. Traditional cable channels can cost hundreds of million of dollars to launch, however, Players Network’s agreement with Comcast provides that Comcast pays for all distribution costs associated with the distribution of Players Network’s content. All Players Network has to pay for is the content and marketing. This represents a huge net savings to the Company.

Comcast projects that its digital cable service, including the Players Network Channel, will have over 36 million subscriber households by 2010.

Broadband/Internet

The Company’s goal is to be the all-encompassing resource for gaming enthusiasts and novices alike, providing them with gaming and gambling entertainment, education, information, services, and everything else related to the Gaming Lifestyle.

The typical economics of a website are advertiser and sponsorship based with some premium content available to consumers for a fee. As brand awareness grows through advertising and major industry tie-ins, the Company will seek to become an aggregating portal for other gaming sites.

Players Network intends to heavily market and cross-promote its website and the Company is actively exploring additional relationships with AOL, My Space and other search engine/portal/browser companies.

The Company also believes there is a great opportunity to provide content to and share content with other internet gaming-related information, data, entertainment, gambling and educational sites. Players Network intends to use its website to develop gaming lifestyle communities, then offer the members of these communities live video events, information services, discounts, travel, commerce, etc., as well as instant messaging, chat, comments, reviews and perspectives from consumers on a variety of topical subjects.

International Television

In creating a truly global brand, Players Network plans to take advantage of opportunities for channel and programming distribution outside of the U.S. on both full channels and as programming blocks on existing services.

As the Company begins its program sales efforts to  license individual programs and series to overseas distributors, it will have the advantage of determining the specific global distribution partners with which it desires to develop deeper, longer-lasting linear channel relationships.

Key international distribution targets are Cable & Wireless, UPC and BskyB Europe, Cable & Wireless/Optus, Foxtel and Austar, Australia, CBC and TV Ontario, Canada, UniVision, Cisneros, Latin America and others. Additionally, the Company will begin discussions with potential distribution partners in China and Japan.

Packaged Media

The Company will continue the production and sale of its programming in the DVD format. Players Network projects it will be issuing an average of seven titles by 2007.

Mobile

Mobile is an exciting method to reach a growing 21+year-old audience, passionate about gaming, and not yet brand-loyal. In 2005, Players Network conducted a pilot test during The World Series of Poker through a mobile aggregator who processed our messages to Cingular/ATT, Verizon, T-Mobile, and Sprint/Nextel customers.

Players Network intends to continue to seek opportunities to distribute its content through video and screen saver downloads to mobile devices. Mobile Video Downloads of short 45 to 60 second clips with little dialogue so that the content will translate across all languages, and Still Photos captured from videos as screen savers, is anticipated to be a fast emerging market that the company plans to monetize with its content.

Players Network has already begun to distribute a small part of its programming to international mobile devices, and believes it will begin to generate mobile revenues in fall 2007 through video and screen saver downloads.

Broadcast Television

Players Network will continue developing and producing higher budget, long-form television programming (i.e. “Playboy’s Women of Poker”) for Broadcast and Cable distribution while retaining VOD and syndication rights whenever possible.

Competition

Although we are unaware of any other company that is aimed exclusively at the gaming lifestyle market, we face intense competition from a variety of other companies that develop and distribute gaming lifestyle content, including (i) full service in-room providers, (i) cable television companies, (ii) direct broadcast satellite services, (iii) television networks and programmers, such as ESPN, the Travel Channel, E!, the Food Network; (iv) Internet service providers, (v) broadband connectivity companies, and (vi) other telecommunications companies. In addition, our services compete for a viewer’s time and entertainment resources with other forms of entertainment.

We believe that the primary competitive factors affecting our operations include our distribution agreements, brand recognition, the quality and extent of our content (we have built a significant video library of over 850 short and long form segments); our understanding of our market and our ability to develop content geared to our chosen market (we have developed and acquired market research studies that validate our audience’s demands and we have a reserve of writers, producers and directors who understand television, the casino industry and the gaming lifestyle market). Over the past 15 years Players Network has built substantial relationships and trust with Las Vegas casinos, gaming manufacturers and the gaming community in general, and has developed a Las Vegas based production infrastructure to support our operations.

(d)	Governmental Approval and Regulation

Players Network does not believe that any governmental approvals are required to sell its products or services. The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, governs the distribution of video programming by cable, satellite or over-the-air technology, through regulation by the Federal Communications Commission (“FCC”). However, because Players Network’s video distribution systems do not use any public rights of way, they are not classified as cable systems and are subject to minimal regulation. Thus, the FCC does not directly regulate the programming provided by the Company.

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

In the last two years Players Network has expended approximately $125,000 in research and development activities related to developing the new services and internet site, including the purchase of certain computer hardware and software.

(f)	Seasonality

The amount of revenue realized by the Company each month is only affected slightly by the season for a variety of factors, that mainly include summer break, and holidays, when internet use increases due to when student are online more often.

(g)	Personnel

Players Network currently has six full time employees and two part time employee as well as eight contract personnel that support and operate our production and post-production operations. Management will hire additional employees on an as needed basis. None of our employees are subject to any collective bargaining agreement or labor union contract, nor has the Company been subjected to any strikes or employment disruptions in its history. However, Players Network has entered into employment agreements with our Chief Executive Officer, Mark Bradley and our President of Programming, Michael Berk. Mr. Berk’s annual base salary is $150,000 and shall be adjusted to provide for all cost of living increases based upon the percentage increase (if any) in the CPI for All Urban Consumers. Additional compensation will be paid equal to 10% of royalty income received by the Company from sources directly resulting from the President of Programming efforts. We intend to use the services of independent consultants and contractors to perform various professional services when and as they are deemed necessary. We believe that the use of third-party service providers may enhance our ability to contain general and administrative expenses.

Players Network’s proposed personnel structure could be divided into four broad categories: management and production, professional, administrative, and project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, except for production, as employees are engaged in various functions as projects and workloads demand.

RISK FACTORS

In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

RISKS RELATED TO OUR COMPANY

We have had a history of losses, we expect losses in the future, and there can be no assurance that we will become profitable in the future.

The Company was incorporated under the laws of the State of Nevada on March 16, 1993. Since inception, we have experienced operating losses on an on-going basis. For our fiscal year ended December 31, 2006, we incurred net losses of $2,154,460. As of such date, we had an accumulated deficit of $13,321,783. We expect our losses to continue for the foreseeable future. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

Our auditor has given us a "going concern" qualification, which questions our ability to continue as a going concern without additional financing.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2006 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. Management plans to try to increase sales and improve operating results through the expansion of the distribution channels of our programming with a view to increasing advertising and sponsorship revenues. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

We need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. We recently secured our first debt financing in the original principal amount of $250,000. We currently do not have the funds to repay this indebtedness but have the option to convert it to common stock upon its 36 month anniversary. The expected operating losses, coupled with a lack of liquidity, raise a substantial doubt about our ability to continue as a going concern. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. For more information about our capital needs and abilities, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - OVERVIEW AND OUTLOOK - Liquidity and Capital Resources” herein.

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

Historically, we have distributed our programming by means of multiple platforms including in-room private network television that broadcast in Las Vegas and Atlantic City Hotel rooms, DVD sales, and our Web site. AT the end of 2005 we decided to change our focus and broaden our distribution channels. In the future, we intend to focus on distributing our programming through a new Broadband Video Networks, and through VOD Cable Television, Broadcast and Satellite Television, Video On Demand, Video Downloads, Mobile, Pay-Per-View, DVD distribution, and out-of-home media including mobile devices, additional land-based locations, in-flight venues, and on-board sources both domestically and internationally. This change in focus is expected to increase our costs, to require additional financing, and to affect our financial model in terms of margins, cash flow requirements, and other areas. We now have a one year history with respect to the direction our business is now taking and is helping define what will become industry standards as more consumers become acclimated to the new media platforms where we distribute our content. There can be no assurance that we will be able to succeed in implementing our strategy, or that we will be able to achieve positive cash flow or profitable operations as a result of these changes in our business.

If we are unable to retain the services of Messrs. Bradley or Berk, or if we are unable to successfully recruit qualified managerial and sales personnel having experience in business, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Mr. Mark Bradley, our Chief Executive Officer and Mr. Michael Berk, our President of Programming. Loss of the services of Messrs. Bradley or Berk could have a material adverse effect on our growth, revenues, and prospective business. We maintain key-man insurance on the life of Mr. Bradley in the amount of $600,000 but none with respect to Mr. Berk. In addition, in order to successfully implement and manage our business plan, we will be dependent upon (among other things) successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

Our current management currently owns (directly or indirectly) approximately 32.15% of our outstanding common stock (considered on an undiluted basis). Cumulative voting is not provided for in the election of directors. Accordingly, the holder or holders of a majority of our outstanding shares of common stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs.

We may experience rapid growth, and in such case we will need to manage this growth effectively.

We believe that, given the right business opportunities, we may expand our operations rapidly and significantly. If rapid growth were to occur, it could place a significant strain on our management, operational and financial resources. To manage any significant growth of our operations, we will be required to undertake the following successfully:

•	Manage relationships with various strategic partners and other third parties;
•	Hire and retain skilled personnel necessary to support our business;
•	Train and manage a growing employee base; and
•	Continually develop our financial and information management systems.

If we fail to make adequate allowances for the costs and risks associated with this expansion or if our systems, procedures or controls are not adequate to support our operations, our business could be harmed. Our inability to manage growth effectively could materially adversely affect our business, results of operations and financial condition.

RISKS RELATED TO OUR BUSINESS

Our business is speculative (among other reasons) because our revenues are derived from the acceptance of our programming and the timely expansion to new media distribution, which is difficult to predict, and our failure to develop appealing programming would probably materially adversely affect us.

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

We may be adversely affected by changing consumer preferences

Gambling and new media appears to have become more accepted by and popular with many more persons in recent years. However, the gambling industry is subject to shifting consumer preferences and perceptions. A dramatic shift in consumer acceptance or interest in gaming could materially adversely affect us. We are also dependent on consumers becoming acclimated to using new media by watching video over the internet and on VOD television platforms.

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

Competition in our industry is moderate. We are very small and have a limited operating history although compared to the vast majority of our competitors we are more experienced.

We intend to compete with major and independent providers of content to the Broadband and VOD television the majority of our anticipated competitors have substantially greater financial and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for technology upgrades and marketing. In addition, some of our competitors have been operating in our core areas for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

RISKS RELATED TO OUR COMMON STOCK

We have certain obligations and the general ability to issue additional shares of common stock in the future, and such future issuances may depress the price of our common stock.

We have various obligations and the ability to issue additional shares of common stock in the future. These obligations and abilities include the following:

•	Approximately, 700,000 shares of our common stock available for issuance under our 2004 Non-Qualified Stock Plan; and

•	Options and warrants to purchase approximately 4.4 million unregistered shares of common stock had been issued as of the date of this Annual Report.

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

Currently, our common stock is quoted and traded in very limited quantities on the OTC Electronic Bulletin Board under the trading symbol of "PNTV." There can be no assurance as to the prices at which the shares of our common stock will trade. Until shares of our common stock become more broadly held and orderly markets develop and even thereafter, the price of our common stock may fluctuate significantly. The Price for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

•	The depth and liquidity of the markets for our common stock;
•	Investor perception of us and the industry in which we participate;
•	General economic and market conditions;
•	Responses to quarter-to-quarter variations in operating results;
•	Failure to meet securities analysts' estimates;
•	Changes in financial estimates by securities analysts;
•	Conditions, trends or announcements in our industry;
•	Announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;
•	Additions or departures of key personnel;
•	Sales of our common stock;
•	Accounting pronouncements or changes in accounting rules that affect our financial statements; and
•	Other factors and events beyond our control.

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

The trading price of our common stock has been and may continue to be below $5.00 per share. As a result of this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

Because our board of directors does not intend to pay dividends on our common stock in the foreseeable future, stockholders may have to sell their shares of our common stock to realize a return on their investment in the company.

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

ITEM 2. DESCRIPTION OF PROPERTY

We have a library of over 850 gambling and gaming lifestyle videos and we produce an average of 15 to 20 new videos per month. We own the intellectual property rights in the programming and content that we produce. Moreover, the slogans “Everybody wants to be a player” and “The only game in town” are registered trademarks of the Company with the United States Patent and Trademark Office (the “PTO”). The Company has received from the PTO the trademark for “Players Network” and for the service mark “Players Network.”

The principal executive office of Players Network is located at 4620 Polaris Avenue, Las Vegas, Nevada, 89103. Players Network occupies approximately 8,500 square feet of combined office space, video production soundstage, technical and administrative operations, and warehouse space at these premises pursuant to a lease, which was renewed in March 2005 for a three-year term. The monthly rent is $6,048. Our minimum operating lease payments are $72,578 in 2007 and $12,096 in 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company's Common Stock is currently traded on the National Association of Security Dealers' over-the-counter bulletin board market (OTC:BB) under the symbol PNTV.OB. The following table sets forth the high and low bid prices for each quarter within the last two fiscal years. The source of these quotations is BigCharts.com. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2006		2005
	High	Low	High	Low
1st Quarter	$0.55	$0.14	$0.33	$0.13
2nd Quarter	$0.34	$0.13	$0.47	$0.08
3rd Quarter	$0.30	$0.16	$1.88	$0.45
4th Quarter	$0.30	$0.14	$0.53	$0.30

(b) Holders of Common Stock

As of March 26, 2007, there were approximately 224 holders of record of the Company's Common Stock. As of March 26, 2007, the closing price of the Company's shares of common stock was $0.13 per share.

(c) Dividends

Players Network has never declared or paid dividends on its Common Stock. Players Network intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at sole discretion of the Board of Directors and will depend on Players Network's profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders
2004 Non-Qualified Stock Option Plan (1)	--	--	727,452
2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan (2)	--	--	--
Total:	--	--	727,452

(1) 2004 Non-Qualified Stock Option Plan

Under the 2004 Non-Qualified Stock Option Plan, a total of 3,500,000 shares of our common stock were reserved for issuance upon exercise of non-qualified stock options, stock awards and rights to purchase stock awarded from time-to-time, to our officers, directors, employees and consultants. As of the date of this report, 2,772,548 stock awards were granted under the plan at a weighted average price of $0.58 and 727,452 shares are available for future issuance.

(2) 2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan
The Company has reserved a total of 310,715 shares of its common stock for issuance under the 2006 Non-Qualified Attorneys and Accountants Stock Compensation Plan pursuant to stock awards to our attorneys and accountants. As of the date of this report, all 310,715 shares have been issued at a weighted average price of $0.18 per share.

(e) Recent Sales of Unregistered Securities

Common Stock

From August through December 2006, we sold an aggregate of 850,000 shares of our common stock for $0.15 per share for an aggregate purchase price of $127,500 and 250,000 warrants exercisable at $0.25 per share. The issuance of the common stock and warrants was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

From October to December 2006, we issued 291,000 shares of our common stock to various consultants and employees as compensation for services provided. The issuance of the common stock was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

On November 29, 2006, we authorized the issuance of 366,666 shares of our common stock to Michael Berk and 300,000 shares of our common stock to Mark Bradley as payment for deferred salary. The shares were issued on January 19, 2007. The issuance of the common stock was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

In December 2006, we issued 70,000 shares of our common stock to a director for services rendered. The issuance of the common stock was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

Options and Warrants

During September 2006, the Company granted warrants for 166,000 shares of its common stock at an exercise price of $0.25 per share to a consultant for services rendered. The issuance of the warrant was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

During September 2006, the Company granted options exercisable for 10,000 shares of its common stock at an exercise price of $0.25 per share to a consultant for services rendered. The issuance of the warrant was exempt from the registration requirements of the Act by reason of Section 4(2) of the Act and the rules and regulations thereunder, as transactions by an issuer not involving any public offering.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Outlook

Players Network was incorporated in the State of Nevada in March of 1993. For most of its existence, the Company has owned and operated a digital 24-hour entertainment network called “PLAYERS NETWORK,” which specialized in producing television programming to serve the gaming industry and was designed to educate new players and promote casino games and activities. Until 2006, the Company distributed its programming exclusively through a single customized private cable channel broadcast directly into the guestrooms of casino and non-casino hotels in Las Vegas and Atlantic City.

In 2005, the Company realigned its focus away from its private network strategy toward a highly distributed business-to-consumer digital network strategy. We began implementing this strategy by seeking partners to broadcast our programming through new distribution channels, including Video on Demand (VOD) Television, broadband internet, and mobile devices such as cell phones and PDA’s. In 2006, we entered into distribution agreements with Comcast Communications, Yahoo, Google and Google.UK.
.
Through these new distribution channels, the Company can deliver live and taped original television series, radio programs, information segments and interactive content. We intend to expand our programming to include popular poker programs, reality shows, game shows, documentaries, talk shows and special events on the gaming lifestyle.

In 2006, we generated revenues primarily from three sources: fees generated from the leasing of our production facilities in Las Vegas, Nevada, advertising revenues and content licensing fees. As we implement our strategy, we expect revenues from advertising and content licensing to increase.

As we continue to expand our business and implement our business strategy, our current monthly cash flow requirements will exceed our near term cash flow from operations. Our available cash resources and anticipated cash flow from operations are insufficient to satisfy our anticipated costs associated with new product development. There can be no assurance that we will be able to generate sufficient cash from operations in future periods to satisfy our capital requirements. Therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of historical earnings, our prior success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

Results of Operations for the Years Ended December 31, 2006 and December 31, 2005:

	For the Years Ended December 31,		Increase / (Decrease)
	2006	2005
Revenues	$230,853	$462,842	$(231,989)

Direct operating costs	219,904	578,022	(358,118)
General and administrative expenses	621,208	285,014	336,194
Bad debt	30,000	12,750	17,250
Salaries and wages	621,478	541,842	79,636
Consulting services	727,812	2,046,828	(1,319,006)
Rent	81,612	75,902	5,710
Depreciation and amortization	54,526	52,735	1,791
Loss in impairment	-	15,496	(15,496)

Total Operating Expenses	2,356,540	3,968,589	(1,612,049)

Net Operating (Loss)	(2,125,687)	(3,505,747)	1,380,060
Total other income (expense)	(28,773)	36,179	(64,952)

Net (Loss)	$(2,154,460)	$(3,469,568)	$1,315,108

Revenues:

During fiscal 2006 and fiscal 2005, we received revenues primarily from three sources - licensing fees from our private networks and the sale of in-home media, advertising fees, and fees from third party programming production. Aggregate revenues for the year ended December 31, 2006 were $230,853 compared to revenues of $462,842 in the year ended December 31, 2005, a decrease in revenues of $231,989, or 82%. 2006 revenues declined as a result of the change in our business focus away from our legacy business to our new distribution strategy. In addition, in 2005 we also experienced higher revenues as a result of a one-time event -- a live webcast at The World Series of Poker - pursuant to which we received approximately $140,000.

Direct Operating Costs:

Direct operating costs were $219,904 for the year ended December 31, 2006 compared to $578,022 for the year ended December 31, 2005, a decrease of $358,118 or 62%. A substantial portion of our direct operating costs in 2005 were directly related to the production of our webcast at The World Series of Poker event. Direct operating costs are comprised of video production and distribution costs.

General and Administrative:

General and administrative expenses were $621,208 for the year ended December 31, 2006 compared to $285,014 for the year ended December 31, 2005, an increase of $336,194 or approximately 118%. General and administrative expenses increased for the year ended December 31, 2006 compared to 2005 due to increases of approximately $56,000 in professional fees, $42,000 in insurance expenses, $25,000 in marketing fees, $50,000 in casual labor related to the sound stage rentals, $95,000 in increased payroll taxes & associated penalties, $22,000 in increased employee benefits, and approximately $46,000 of increased expenses in general business expenses as a result of increased production activities. The increased expenses were funded primarily with increased liabilities of approximately $207,000 in accounts payable and $100,000 increase in accrued expenses. During the year ended December 31, 2006, the Company also recorded non-cash professional fees expenses totaling $33,150. The non-cash expenses consisted of the value of common stock, recorded at fair value, issued for services.

Bad debt:

Bad debt expense was $30,000 for the year ended December 31, 2006 compared to $12,750 for the year ended December 31, 2005, an increase of $17,250 or 135%. Bad debt expense increased for the year ended December 31, 2006 compared to 2005 due to the write off of a note receivable.

Salaries and wages:

Salaries and wage expense was $621,478 for the year ended December 31, 2006 compared to $541,842 for the year ended December 31, 2005, an increase of $79,636 or 15%. During the year ended December 31, 2006, the Company recorded non-cash expenses for salaries and wages totaling $245,933. The non-cash expenses consisted of the value of common stock, recorded at fair value, issued to Mr. Bradley and Mr. Berk. Salaries and wage expenses increased for the year ended December 31, 2006 compared to 2005 primarily because of an increase in the shares issued to Mr. Berk and Mr. Bradley as compensation and the corresponding increase in non-cash compensation expenses.

Consulting services:

Consulting services expense was $727,812 for the year ended December 31, 2006 compared to $2,046,828 for the year ended December 31, 2005, a decrease of $1,319,006 or 64%. The Company utilized fewer third party providers as it sought to meet its operational requirements with internal resources. During the year ended December 31, 2006, the Company recorded non-cash expenses for consulting services totaling $634,179. The non-cash expenses consisted of the value of common stock, recorded at fair value, issued to service providers.

Rent:

Rent expense was $81,612 for the year ended December 31, 2006 compared to $75,902 for the year ended December 31, 2005, an increase of $5,710 or 8%. Rent expense increased slightly for the year ended December 31, 2006 compared to 2005 due to the variance in CAM charges.

Depreciation and amortization:

Depreciation and amortization expense was $54,526 for the year ended December 31, 2006 compared to $52,735 for the year ended December 31, 2005, an increase of $1,791 or 3%. The change in depreciation and amortization for the year ended December 31, 2006 compared to 2005 was negligible.

Loss in Impairment:

Loss in impairment was $0 for the year ended December 31, 2006 compared to $15,496 for the year ended December 31, 2005, a decrease of $15,496 or 41%. There was no impairment of assets in 2006 versus the impairment of fixed assets in 2005.

Net Operating Loss:

Net operating loss for the year ended December 31, 2006 was $2,125,687 or ($0.10) per share compared to a net operating loss of $3,505,747 for the year ended December 31, 2005, or ($0.21) per share, a decrease of $1,380,060 or 39%. Net operating loss decreased primarily as a result of a decrease in consulting payments to third party providers as we utilized more of our internal resources to meet our operational needs. In addition, a significant amount of our net operating loss in 2005 was attributable to costs incurred for the production of the “World Series of Poker,” a one-time event.

Net Loss:

The net loss for the year ended December 31, 2006 was $2,154,460, compared to a net loss of $3,469,568 for the year ended December 31, 2005, a decrease of net loss of $1,315,108. Net loss decreased primarily as a result of a decrease in consulting payments to third party providers. In addition, in 2005, significant portion of our net loss was attributable to our production of the “World Series of Poker,“ a one-time event.

SUBSEQUENT EVENTS

Joint Venture:

During January of 2007 the Company entered into a joint venture agreement with High Speed Motor Sports Inc. to co-develop existing video footage involving Vintage Drag Racing. The joint venture will serve as a means to create a television series, and will involve the creation of a website. As part of the agreement High Speed Motor Sports paid $22,500 to Players Network on January 23, 2007 to fund the project. The two companies will share equally in any proceeds from future sales, or television revenues.

Stock issuances:

During the first three months of 2007, the Company issued 1,192,000 shares of the 1,277,000 shares that were owed at December 31, 2006.

During the first three months of 2007, the Company issued 866,596 shares for services. These shares were valued at $142,594; the fair market value of the underlying shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2006 compared to December 31, 2005.

	December 31, 2006	December 31, 2005
Total Assets	$89,094	$240,156

Accumulated (Deficit)	$(13,321,783)	$(11,167,323)

Stockholders’ Equity	$(1,028,753)	$(105,919)

Working Capital (Deficit)	$(640,225)	$(226,917)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At December 31, 2006, we had a negative working capital position of approximately $640,225. As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice in fiscal 2007. In fiscal 2006, the Company issued 1,915,666 shares valued at $609,823 in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in fiscal 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going concern

Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have incurred recurring net losses of $2,154,460 and $3,469,568 in 2006 and 2005, respectively, and we have an accumulated deficit of $13,321,783 and a working capital deficit of $640,225 as of December 31, 2006. In order to obtain the necessary capital, we will need to raise additional funds. There are no assurances that we will be successful in raising additional capital, without which it would be unlikely for us to continue as a going concern.

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

Network revenue consists of monthly stage rentals, advertising sales, sponsorships, content licensing, and Pay Per view revenue, which is recognized as the service is performed. Broadcast television advertising revenue is recognized when advertisements are aired. Video production revenue is recognized as digital video film is completed and accepted by the customer. Stage rentals are recognized during the rental period, Sponsorship revenues are recognized when an entity sponsors the production of a show or specific content. Pay Per View revenues will be recognized when a viewer purchases the event to watch or participate in a live or pre taped television or web event. Content licensing is recognized when a customer purchases the right to use the company’s content in a specific market or on a specific platform.

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

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company recognized impairment losses of $0 and $15,496 during 2006 and 2005, respectively.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) during the fourth quarter of 2005. Stock issued for services and compensation totaled $980,588 and $2,580,910 for the years ended December 31, 2006 and 2005, respectively.

Recently Issued Accounting Pronouncements

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

ITEM 7.  FINANCIAL STATEMENTS

The information required by this Item is incorporated by reference to the financial statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 28, 2005, Players Network dismissed Malone & Bailey, PC and appointed Beckstead & Watts, LLP, as our independent accountants for the year ending December 31, 2005. The reports of Malone & Bailey, PC on our consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty towards audit scope or accounting principles. Except for Malone & Bailey’s issuance of a going concern opinion on our financial statements for the fiscal year ended December 31, 2004, there were no disagreements between us and Malone & Bailey, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, if not resolved to the satisfaction of Malone & Bailey, PC would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

On January 19, 2007, we dismissed Beckstead & Watts, LLP and appointed Weaver & Martin, LLC, as our independent accountants for the year ended December 31, 2006. This change in accountants was recommended and approved by our Executive Management and Board of Directors. Weaver & Martin, LLC was engaged by the Registrant on January 19, 2007. During the most recent two fiscal years and the portion of time preceding the decision to engage Weaver & Martin, LLC, we have not, nor has anyone engaged on our behalf, consulted with Weaver & Martin, LLC regarding (i) either the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(10(iv) of Regulation S-B) or a reportable event.

The audit report issued by Beckstead & Watts, LLP with respect to our financial statements for the fiscal year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principals, except that Beckstead & Watts, LLP’s report contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. From October 28, 2005 through the date of Beckstead & Watts, LLP’s dismissal, there were no disagreements between us and Beckstead & Watts, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Beckstead & Watts, LLP would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

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

NAME	AGE	POSITION	DIRECTOR SINCE
Mark Bradley	44	Chief Executive Officer, Principal Financial Officer and Director	1993
Michael Berk	60	President of Programming and Director	2000
Doug Miller (1)	55	Director	2005
Dr. Joost Van Adelsberg	83	Director	1999
Morden C. Lazarus (2)	62	Director	2005

Mark Bradley founded the Company and has been its Chief Executive Officer and a director since 1993. Mr. Bradley was a staff producer/director at United Artists where he produced original programming and television commercials. In 1985 he created the Real Estate Broadcast Network that was the first 24-hour real estate channel. In 1993 he founded Players Network. Mr. Bradley is a graduate of the Producers Program at the University of California Los Angeles. Under his direction, Players Network became the first user of a digital broadcast system for television programming and the first private label gaming network. Mr. Bradley pioneered, developed and executive produced the production of Players Network’s unique gaming-centric programming. Mr. Bradley graduated from the UCLA producer’s program and became a producer/director at United Artists, where he produced original programming, television commercials, multi-camera music videos, live-to-tape sports and a variety show and was studio manager and postproduction supervisor with United Cable Television in Los Angeles. In this capacity he engaged in the production, packaging and syndication of television and film productions for such media venues as HBO, Nickelodeon, Prime Ticket and MTV. As an independent producer/director, Mr. Bradley created and promoted live pay-per-view events, negotiated entertainment programming distribution deals, budgeted and packaged TV programming. In 1985, Mr. Bradley created the Real Estate Broadcast Network, which was credited as being the first 24-hour real estate channel.

Michael Berk has been a director since 2000 and was appointed as the Company's president of programming on March 22, 2005. He created and Executive Produced “Baywatch,” the most popular series in television history, and is currently producing a large-budget “Baywatch” feature film for DreamWorks. Mr. Berk wrote and produced the first three-hour movie ever made for television, "The Incredible Journey of Dr. Meg Laurel," the highest-rated movie of the year, averaging a 42 share over three hours, "The Ordeal of Dr Mudd," another three-hour movie that received two Emmy Awards, "The Haunting Passion," winner of the Venice Film Festival Award and "The Last Song," recipient of the Edgar Allan Poe Award for Mystery Writing. Mr. Berk is also a significant figure in the Las Vegas community. He was a founding Board Member and President of the highly acclaimed “CineVegas” Film Festival, now in its sixth year at the Palms Hotel, and was recognized with the prestigious Las Vegas Chamber of Commerce Community Achievement Award in the category of Entertainment. He also received the Nevada Film Office/Las Vegas Film Critics Society Silver Spike Award for his contributions to the film and television industry in Nevada. Mr. Berk maintains offices both in Hollywood and in Las Vegas.

Dr. Joost Van Adelsberg has been a member of the Board of Directors of the Company since 1999. Dr. Van Adelsberg is a medical doctor and currently has an active family practice in California. Dr. Van Adelsberg is a clinical instructor at the Department of Family Practice, School of Medicine at the University of California at Los Angeles.

Douglas R. Miller has been a member of the Board of Directors of the Company since 2005. Mr. Miller has served as President, Chief Operating Officer, Secretary and a director of GWIN, Inc., a publicly traded media and entertainment company focused on sports and gaming, since its reorganization in July 2001. Mr. Miller has also served as Gwin’s Chief Financial Officer from November 2001 to April 2003. From 1999 to 2001, Mr. Miller served as President of Gwin’s subsidiary, Global Sports Edge, Inc. From 1998 to 1999, Mr. Miller was the Chief Financial Officer of Body Code International, an apparel manufacturer. Mr. Miller holds a B.A. degree in economics from the University of Nebraska, and an MBA degree from Stanford University. Mr. Miller serves on the compensation committee of the Company’s Board of Directors.

Morden C. Lazarus has been a member of the Board of Directors of the Company since 2005. Mr. Lazarus has been a principal of the Montreal law firm of Lazarus, Charbonneau since 1967. Mr. Lazarus currently serves as President of the International Association of Gaming Attorneys, for which he has been a member of the Board of Trustees since 1993 and General Counsel since 2001. He was also appointed as Chair of the Gaming Law Committee of the American Bar Association on September 30, 2004. Mr. Lazarus is also Chairman and Chief Executive Officer of ISee3D Inc., company whose shares are publicly traded on the TSX Venture Exchange (a subsidiary of the Toronto Stock Exchange). He is a member of the Board of Directors of DPC Biosciences Corporation (a company whose shares are also traded on the TSX Venture Exchange), and Anchor Gaming (Canada) Inc. (a subsidiary of International Game Technology, a NYSE-traded company). Mr. Lazarus received his law degree from McGill University in Montreal. Mr. Lazarus does not currently serve on any committee of our Board of Directors and is not expected at this time to serve on any such committee in the foreseeable future.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the preparation of this Form 10-KSB, we learned that the reports required by Section 16(a) were not filed in connection with the securities issuances to our officers and directors during fiscal 2006. The Company has undertaken to cause each of its officers and directors to file an initial report of ownership on Form 3.

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company's Audit Committee during fiscal 2006, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Director Compensation

Directors of the Company did not receive any compensation for their services as directors or members of committees of the Board of Directors in 2006.

Director Compensation Table

The table below summarizes the compensation that we paid to non-employee directors for the fiscal year ended December 31, 2006.

Name (a)	Stock Awards ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (g)(1)	Total ($) (h)
Doug Miller (2)	-0-	-0-	$63,300	$63,300
Dr. Joost Van Adelsberg(3)	-0-	-0-	$34,400	$34,400
Morden C. Lazarus (4)	-0-	-0-	$47,937	$47,937

(1)    The amounts in columns (g) and (h) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) of awards of stock and stock options and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount are included in Notes 8, 9, & 10 of our audited financial statements for the fiscal year ended December 31, 2006 included in Part II, Item 7, Financial Statements of this Annual Report on Form 10-KSB.

(2)    On May 21, 2006, the Company granted Mr. Miller a fully-vested option exercisable for 150,000 shares of the Company’s common stock at an exercise price of $0.20 per share in consideration for services rendered other than services as a director. On August 8, 2006, the Company granted Mr. Miller a fully-vested option exercisable for 150,000 shares of the Company’s common stock at an exercise price of $0.205 per share in consideration for services rendered. On November 28, 2006, the Company issued 15,000 shares of the Company’s common stock to Mr. Miller for services rendered.

(3)    On November 28, 2006, the Company granted Mr. Van Adelsberg a fully-vested option exercisable for 70,000 shares of the Company’s common stock at an exercise price of $0.17 per share in consideration for services rendered other than services as a director.

(4)    On February 25, 2006, the Company granted Mr. Lazarus a fully-vested option exercisable for 100,000 shares of the Company’s common stock at an exercise price of $0.38 per share in consideration for services rendered other than services as a director. On May 21, 2006, the Company granted Mr. Lazarus a fully-vested option exercisable for 50,000 shares of the Company’s common stock at an exercise price of $0.20 per share in consideration for services rendered other than services as a director. On August 8, 2006, the Company granted Mr. Lazarus a fully-vested option exercisable for 50,000 shares of the Company’s common stock at an exercise price of $0.205 per share in consideration for services rendered other than services as a director. On November 28, 2006, the Company issued 15,000 shares of the Company’s common stock to Mr. Lazarus for services rendered other than services as a director.

Compensation Committee

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the fiscal year ended December 31, 2006:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Stock Awards (e)(1)	Option Awards (f)(1)	All Other Compensation	Total Compensation
Mark Bradley, CEO	2006	$76,500	$118,100	$94,217	-0-	$288,817
Michael Berk, President of Programming	2006	$37,850	$127,833	$94,217	-0-	$259,900

(1) The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) of awards of stock and stock options and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount are included in Notes 8, 9, & 10 of our audited financial statements for the fiscal year ended December 31, 2006 included in Part II, Item 7, Financial Statements of this Annual Report on Form 10-KSB.

Employment Agreements

In 2006 we employed Mr. Bradley under an extension of his employment agreement. This agreement provides that Mr. Bradley is entitled to receive an annual salary of $150,000. Provided that established criteria are met, Mr. Bradley is also entitled to 10% of all royalties that we receive from sources directly resulting from his efforts. He is also entitled to participate in any and all employee benefit plans established for the employees of the Company. The employment agreement confers upon Mr. Bradley a right of first refusal with respect to any proposed sale of all or a substantial portion of the Company's assets. The employment agreement does not contain a covenant not to compete preventing Mr. Bradley from competing with the Company after the termination of the employment agreement.

On January 1, 2005, we entered into a five-year employment agreement with Mr. Michael Berk, our President of Programming pursuant to which we agreed to pay Mr. Berk an annual salary of $150,000 plus 10% of all royalties that we receive from sources directly resulting from his efforts.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the value of all unexercised options previously awarded to the Named Executive Officers at the fiscal year ended December 31, 2006.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (f)	Market Value of Shares or Units of Stock That Have Not Vested ($) (g)
Mark Bradley	300,000	--	0.30	5/25/2008	--	--
Mark Bradley	250,000	--	0.38	2/25/2009	--	--
Michael Berk	400,000	--	0.30	5/25/2008	--	--
Michael Berk	250,000	--	0.38	2/25/2009	--	--
(1)    The options were fully vested on the date of grant.

Termination of Employment
Mr. Bradley and Mr. Berk are each parties to employment agreements with the Company that provide for severance benefits in the event their employment is terminated by the Company (other than as a result of death or for cause) or by the employee as a result of a material breach by the Company of the employment agreement. In the event of such termination, the employee will be entitled to his base salary and all benefits for the remainder of the term of the employment agreement plus a lump sum cash payment in an amount equal to two times his then current base salary and annual bonus (without regard to the performance requirements associated with such bonus). In addition, all outstanding stock options will be immediately vested. If the employee or his family is ineligible under the terms of any insurance to continue to be covered, the Company will either provide substantially equivalent coverage or pay the employee a lump sum payment equal to the value of the continuation of such insurance coverage.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 26, 2007, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 26, 2007 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o Players Network, 4620 Polaris Avenue, Las Vegas, NV 89103.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Mark Bradley, CEO and Director (3)	5,692,132	22.93%
Michael Berk, Director and President of Programming(4)	2,288,165	9.22%
Doug Miller, Director (5)	315,000	1.28%
Dr. Joost Van Adelberg, Director	1,345,924	5.55%
Morden C. Lazarus (6)	316,000	1.29%
Directors and Officers as a Group (5 persons)	9,957,221	38.49%

(1)
Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by such person.

(2)
Percentage of beneficial ownership is based upon 24,267,947 shares of Common Stock outstanding as of March 26, 2007. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of March 26, 2007, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Includes stock options to purchase 550,000 shares of Common Stock exercisable currently and within 60 days of March 26, 2007 and 25,000 shares held by Mr. Bradley’s minor daughter.
(4)
Includes (i) 577,333 shares held by MJB Productions, which is 100% owned by Mr. Berk, and (ii) stock options to purchase 550,000 shares of Common Stock exercisable currently and within 60 days of March 26, 2007.

(5)	Includes stock options to purchase 300,000 shares of Common Stock exercisable currently and within 60 days of March 26, 2007.
(6)	Includes stock options to purchase 200,000 shares of Common Stock exercisable currently and within 60 days of March 26, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2006, the Company granted Doug Miller, a director of the Company, options to purchase 200,000 shares of common stock at an exercise price of $0.25 with a 3 year life for services rendered. The Company also issued Mr. Miller 15,000 shares of the Company’s common stock at $0.17 cents per share for services rendered during 2006.

During the year ended December 31, 2006, the Company issued Joost Van Adelsberg, a director of the Company 70,000 shares of common stock at $0.17 cents per share for services rendered during 2006.

During the year ended December 31, 2006, the Company granted Morden Lazarus, a director of the Company, options to purchase 100,000 shares of common stock at an exercise price of $0.50 with a 3 year life and options to purchase 100,000 shares of common stock at an exercise price of $0.25 with a 3 year life for services rendered.

During the years ended 2006 and 2005, the Company rented the Company’s soundstage to GWIN, Inc., a company controlled by David Miller, a director of the Company. During 2006 and 2005, the Company generated revenues of $31,400 and $27,000, respectively from GWIN, Inc.

ITEM 13. EXHIBITS

(a)		EXHIBITS

	3.1(i)(1)	Articles of Incorporation, filed with the Commission on February 7, 2000.

	3.1(ii)(1)	Bylaws of the Company, filed with the Commission on February 7, 2000.

	3.1(iii)*	Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State on June 9, 1994.

	4.1(2)	2004 Non-Qualified Stock Option Plan.

	4.2(3)	2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan.

	10.1	Distribution Agreement between the Company and Comcast Programming Development, Inc. dated October 10, 2005. **

	10.2 *	Employment Agreement dated January 1, 2005 for Mark Bradley Feldgreber.

	10.3 *	Employment Agreement dated January 1, 2005 for Michael Berk.

	23.1*	Consent of Weaver & Martin LLC.

	23.2*	Consent of Beckstead & Watts, LLP.

	31.1*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

	32.1*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

* Filed herewith

** Confidential Treatment Requested

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on February 7, 2000, (File No. 000-29363.)

(2)	Filed as an exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on September 13, 2004 (File No. 333-118935.)

(3)	Filed as an exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on January 18, 2007 (File No. 333-140050.)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2006 and 2005.

	2006	2005
Audit fees
Malone & Bailey	--	$23,526
Beckstead and Watts, LLP	$25,500	$18,500
Weaver & Martin, LLC	$--	--
Audit-related fees	--	--
Tax fees.	--	--
All other fees.	--	--
Total fees paid or accrued to our principal accountants	$25,500	$42,026

We do not have an Audit Committee. Our board of directors acted as the Company's Audit Committee during fiscal 2006, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

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

/s/ Beckstead and Watts, LLP

March 13, 2006

Weaver & Martin

Report Of Independent Registered Public Accounting Firm

Stockholders and Directors
Players Network
Las Vegas, Nevada

We have audited the accompanying balance sheet of Players Network as of December 31, 2006 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players Network as of December 31, 2006 and the consolidated results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC
Kansas City Missouri
March 27, 2007
Certified Public Accountants & Consultants
411 Valentine, Suite 300
Kansas City, Missouri 64111
Phone: (816) 756-5525
Fax: (816) 756-2252

Players Network
Balance Sheets
For the years ended:

	December 31,
	2006	2005
Assets
Current assets:
Cash	$16,507	$53,385
Accounts receivable, net of allowance for doubtful
accounts of $32,947 and $12,750	4,250	21,990
Prepaid Assets and other current assets	1,865	13,783
Note receivable	-	30,000
Total current assets	22,622	119,158

Fixed assets, net	66,472	120,998

	$89,094	$240,156

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accrued expenses	$21,180	$16,151
Accounts payable	496,836	290,035
Accrued payroll taxes	144,831	39,889
Total current liabilities	662,847	346,075

Long Term Debt	455,000	-

Stockholders' equity (deficit):
Common stock, $0.001 par value, 25,000,000 shares
authorized; 22,209,351 and 19,443,685 shares issued
and outstanding at December 31, 2006 and 2005	22,209	19,444
Shares owed & unissued, 1,277,000 and 30,000, respectively	1,277	30
Additional paid-in capital	12,463,596	11,046,935
Prepaid share-based compensation	(54,179)	(5,005)
Unamortized beneficial conversion feature of long term debt	(139,873)	-
Accumulated (deficit)	(13,321,783)	(11,167,323)
	(1,028,753)	(105,919)

	$89,094	$240,156

Players Network
Statements of Operations

	For the years ended
	December 31,
	2006	2005

Revenue
Network	$17,445	$99,090
Advertising	-	235,000
Production and other	213,408	128,752
Total revenue	230,853	462,842

Expenses:
Direct operating costs	219,904	578,022
General and administrative expenses	621,208	285,014
Bad debt	30,000	12,750
Salaries and wages	72,761	100,162
Salaries and wages - related party	548,717	441,680
Consulting services	727,812	2,406,828
Rent	81,612	75,902
Depreciation and amortization	54,526	52,735
Loss in Impairment	-	15,496
Total operating expenses	2,356,540	3,968,589

Net operating (loss)	(2,125,687)	(3,505,747)

Other income (expense):
Interest expense, net	(20,765)	(5,541)
Amortization of beneficial conversion feature	(28,079)	-
Forgiveness of debt	20,071	41,210
Total other income (expenses)	(28,773)	36,179

Net (loss)	$(2,154,460)	$(3,469,568)

Weighted average number of common
shares outstanding - basic and fully diluted	20,339,253	16,774,316

Net (loss) per share - basic & fully diluted	$(0.11)	$(0.21)

Players Network
Statements of Changes in Stockholders' Equity

	Common Stock					Unamortized		Total
			Shares	Additional	Prepaid	Beneficial		Stockholders'
	Shares	Amount	Owed & Unissued	Paid-in Capital	Share-Based Compensation	Conversion Feature	Accumulated (Deficit)	Equity (Deficit)

Balance, December 31, 2004	15,185,892	$15,186	$-	$7,689,508	$-	$-	$(7,697,755)	$6,939

Shares cancelled	(600,000)	(600)	-	600	-	-	-	-

shares issued for cash	1,625,000	1,625	-	774,175	-	-	-	775,800

Shares issued for services	1,979,183	1,979	30	1,457,043	-	-	-	1,459,052

Shares issued for services - related party	967,610	968	-	234,182	-	-	-	235,150

Options exercised - cashless	286,000	286	-	71,114	-	-	-	71,400

Options granted - unexercised	-	-	-	820,313	(5,005)	-	-	815,308

Net (loss) for the year ended December 31, 2005							(3,469,568)	(3,469,569)

Balance, December 31, 2005	19,443,685	19,443	30	11,046,936	(5,005)	-	(11,167,323)	(105,919)

Shares issued for cash at $0.15	850,000	850	-	126,650	-	-	-	127,500

Shares issued for services	1,124,000	1,124	580	347,736	-	-	-	349,440

Shares issued for compensation - related party	791,666	792	667	258,924	-	-	-	260,383

Options granted for services	-	-	-	515,398	(49,174)	-	-	466,224

Beneficial conversion feature of convertible debt	-	-	-	167,952	-	(167,952)	-	-

Amortization of beneficial conversion feature	-	-	-	-	-	28,079	-	28,079

Net (loss) for the year ended December 31, 2006							(2,154,460)	(2,154,460)

Balance, December 31, 2006	22,209,351	$22,209	$1,277	$12,463,596	$(54,179)	$(139,873)	$(13,321,783)	$(1,028,753)

Players Network
Statements of Cash Flows

	For the years ended
	December 31,
	2006	2005
Cash flows from operating activities
Net (loss)	$(2,154,460)	$(3,469,568)
Bad debts expense	30,000	-
Depreciation and amortization expense	54,526	52,735
Asset impairment	-	15,496
Forgiveness of debt	(20,071)	(41,210)
Amortization of beneficial conversion feature	28,079	-
Stock issued for services	349,440	1,530,452
Stock issued for compensation - related party	260,383	235,150
Options and warrants granted for services	466,224	815,308
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Accounts receivable	17,740	91,784
Prepaid expenses and other assets	11,918	(43,783)
Accounts payable	226,872	107,555
Accrued expenses	(27,360)	41,448
Accrued expenses - related party	137,331	(45,948)
Net cash (used) by operating activities	(619,378)	(710,581)

Cash flows from investing activities
Purchase of fixed assets	-	(20,828)
Net cash (used) in investing activities	-	(20,828)

Cash flows from financing activities
Proceeds from long term debt	455,000	-
Proceeds from sale of common stock	127,500	775,800
Net cash provided in financing activities	582,500	775,800

Net decrease (increase ) in cash	(36,878)	44,391
Cash - beginning	53,385	8,994
Cash - ending	$16,507	$53,385

Supplemental disclosures:
Interest paid	$20,765	$5,286
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for related party compensation	$260,383	$235,150
Shares issued for services	$349,440	$1,459,052
Value of options and warrants granted	$466,224	$815,308

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Players Network

Notes to Financial Statements

Note 1 - Summary of Accounting Policies

Players Network (PNTV) was incorporated in the State of Nevada in March of 1993. Our business for most of our existence has been the ownership and operation of a digital 24-hour gaming and entertainment network called “PLAYERS NETWORK,” which specializes in producing television programming to serve the gaming industry. We broadcast our programming directly into the guestrooms of casino and non-casino hotels on a customized private cable channel. Our format is designed to educate new players and promote casino games and activities. Our programming includes shows on basic gaming instruction, news, sports and racing, entertainment and tournaments.

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

Cash and cash equivalents

PNTV maintains cash balances in interest and non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Income taxes

PNTV recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. PNTV provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

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

Impairment of long-lived assets

Long-lived assets held and used by PNTV are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. PNTV recognized impairment losses of $-0- and $15,496 during 2006 and 2005, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense totaled $16,175 and $35,066 for the years ended December 31, 2006 and 2005, respectively.

Allowance for Doubtful Accounts

We generate a portion of our revenues and corresponding accounts receivable from the Casino and Hotel industry. As of December 31, 2006, approximately 100% of our accounts receivable were attributed to Casinos and Hotels. We evaluate the collectibility of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense was $30,000 and $12,750 for the years ended December 31, 2006 and 2005, respectively.

Basic and diluted loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. PNTV adopted SFAS No. 123 (R) during the fourth quarter of 2005. Stock issued for services and compensation totaled $980,588 and $2,580,910 for the years ended December 31, 2006 and 2005, respectively.

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

Note 2 - Going Concern

As shown in the accompanying financial statements, PNTV incurred recurring net losses of $2,154,460 and $3,469,568 in 2006 and 2005, respectively, and has an accumulated deficit of $13,321,783 and a working capital deficit of $640,225 as of December 31, 2006. In order to obtain the necessary capital, the Company is raising funds via a private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 - Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005

Video filming and broadcast equipment	$456,701	$456,701
Computers and office equipment	95,013	95,013
	551,714	551,714

Less accumulated depreciation	(485,242)	(430,716)
	$66,472	$120,998

Depreciation expense totaled $54,526 and $52,735 for 2006 and 2005, respectively.

Note 4 - Note Receivable and Bad Debt Expense

On October 27, 2005 PNTV issued an eight-month demand promissory note in the amount of $30,000 bearing interest at 5% per annum to an individual. The principal and interest were due on June 15, 2006. The company accrued $750 and $250 in interest receivable at December 31, 2006 and 2005, respectively. The note receivable does not appear to be collectible at December 31, 2006 and as such was written off as a bad debt.

Note 5 - Long Term Debt

Long-term debt consists of the following at December 31, 2006, and December 31, 2005:

	2006	2005
5% unsecured convertible debentures, due in September 2009, convertible into 333,333 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share	$50,000	$-
5% unsecured convertible debentures, due in August 2009, convertible into 400,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share	60,000	-
5% unsecured convertible debentures, due in June 2009, convertible into 200,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share	30,000	-
5% unsecured convertible debentures, due in June 2009, convertible into 100,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share	15,000	-
5% unsecured convertible debentures, due in June 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share	25,000	-
5% unsecured convertible debentures, due in May 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share	25,000	-
5% unsecured convertible debentures, due in March 2009, convertible into 571,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share	200,000	-
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	-
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share	25,000	-
Total debt	455,000	-
Less: current portion	-	-
Long-term debt, less current portion	$455,000	$-

Future maturities of long-term debt are as follows as of December 31, 2006:

2007	$-
2008	-
2009	455,000
2010	-
2011	-
Thereafter	-
$455,000

Accrued interest on the above convertible notes totaled $14,825 at December 31, 2006. As of December 31, 2006, principal and interest on the notes payable are convertible into 2,179,787 shares of common stock.

Interest expense totaled $21,515 and $5,286 for the years ended December 31, 2006 and 2005, respectively, of which $6,690 and $5,286, respectively was incurred from credit card finance charges and accounts payable finance charges.

The Company has recorded a beneficial conversion feature of $167,952 in connection with the convertible debentures. The resulting discount is being amortized over the term of the debt instruments. Amortization of the beneficial conversion feature was $28,079 at December 31, 2006.

Note 6 - Prepaid share-based compensation

During September 2006, the Company granted warrants for 166,666 shares of its common stock at an exercise price of $0.25 per share. The warrants were issued to a consultant as part of a 26 week consulting agreement, and carried a one year term with no vesting period. The estimated value of the warrants, using the Black-Scholes pricing model based on a 143% volatility rate and a call option value of $0.1742 is $29,031, which was amortized as share-based compensation over the length of the consulting agreement. At December 31, 2006, $13,399 remained unamortized, and $15,632 had been expensed as share-based compensation.

During August 2006, the Company granted warrants for 600,000 shares of its common stock at an exercise price of $0.15 per share. The warrants were issued to a consultant as part of a 26 week consulting agreement, and carried a two year term with no vesting period. The estimated value of the warrants, using the Black-Scholes pricing model based on a 132% volatility rate and a call option value of $0.1963 is $117,807, which was amortized as share-based compensation over the length of the consulting agreement. At December 31, 2006, $40,780 remained unamortized, and $77,027 had been expensed as share-based compensation.

Prepaid share-based compensation was $54,179 at December 31, 2006.

On December 9, 2005 the company issued 16,000 options with a strike price of $.50 in exchange for consulting services. The estimated value of the options, using the Black-Scholes pricing model was $8,728.

During the year ended December 31, 2005, the consultant performed services totaling $3,723 and the remaining $5,005 was considered prepaid share-based compensation. The prepaid compensation was amortized as services were rendered to the Company.

Note 7 - Income taxes

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

For the years ended December 31, 2006 and 2005, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2006, the Company had approximately $7,800,000 of federal net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$2,730,000	$2,415,000
Total deferred tax assets	2,730,000	2,415,000

Net deferred tax assets before valuation allowance	2,730,000	2,4150,000
Less: Valuation allowance	(2,730,000)	(2,415,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2006.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of December 31,
	2006	2005
Federal and state statutory rate:	35%	35%
Change in valuation allowance on deferred tax assets:	(35%)	(35%)
	0%	0%

Note 8 - Related party

Employment agreements

In January 2005 PNTV entered into an employment agreement with its president and CEO for a period of five years. PNTV agreed to pay an annual salary in the amount of $150,000. Additional compensation will be paid equal to 10% of royalty income received by PNTV from sources directly resulting from the CEO’s efforts. As of December 31, 2006, no additional compensation has been recorded as a result of royalty income. The agreement allows the CEO to elect to receive restricted stock in exchange for unpaid salaries at a discounted price equal to 80% of the average 30-day trading price prior to each election. During the year ended December 31, 2006 the CEO accepted 570,000 shares in exchange for $73,500 of unpaid salary. The CEO also received options to purchase 250,000 shares of common stock at an exercise price of $.50 with a 3-year life. The estimated value of the options, using the Black-Scholes pricing model, is $94,217, which was expensed as share-based compensation.

In January, 2005 PNTV entered into a five-year employment agreement with its President of Programming. PNTV agreed to pay an annual salary of $150,000 during the term of the agreement. Additional compensation will be paid equal to 10% of royalty income received by PNTV from sources directly resulting from the President of Programming efforts. As of December 31, 2006, no additional compensation has been recorded as a result of royalty income. The agreement allows the President of Programming to elect to receive restricted stock in exchange for unpaid salaries at a discounted price equal to 80% of the average 30-day trading price prior to each election. During the year ended December 31, 2006 the President of Programming accepted 803,332 shares in exchange for $112,150 of unpaid salary. The President of Programming also received options to purchase 250,000 shares of common stock at an exercise price of $.50 with a 3-year life. The estimated value of the options, using the Black-Scholes pricing model, is $94,217, which was expensed as share-based compensation.

Officer compensation expense was $352,783 and $300,000 at December 31, 2006 and 2005, respectively. The balance owed was $ -0- and $7,500 at December 31, 2006 and 2005, respectively.

During 2005, PNTV’s CEO and President of Programming elected to convert $235,150 in compensation for services performed under their employment contracts to 967,610 shares of its $.001 common stock at prices ranging from $.20 to $.40 cents per share.

During the year ended December 31, 2006 the Company granted Doug Miller, a director of the Company, options to purchase 200,000 shares of common stock at an exercise price of $.25 with a 3-year life. The estimated value of the options, using the Black-Scholes pricing model, is $60,750, which was expensed as share-based compensation. The Company also issued Mr. Miller 15,000 shares of common stock at $0.17 cents per share for services rendered during 2006.

During the year ended December 31, 2005 the Company granted Doug Miller, a director of the Company, options to purchase 105,000 shares of common stock at an exercise price of $.30 with a 3-year life. The estimated value of the options, using the Black-Scholes pricing model, is $17,385, which was expensed as share-based compensation.

Doug Miller is also the president of GWIN, Inc; PNTV generated revenues from GWIN, Inc. of approximately $31,400 and $27,000 in 2006 and 2005, respectively.

During the year ended December 31, 2006 the Company issued Joost Van Adelsberg, a director of the Company 70,000 shares of common stock at $0.17 cents per share for services rendered during 2006. These shares were expensed as stock based compensation.

During the year ended December 31, 2006 the Company granted Morden Lazarus, a director of the Company, options to purchase 100,000 shares of common stock at an exercise price of $.50 with a 3-year life, and another 100,000 shares of common stock at an exercise price of $.25 with a 3-year life. The estimated value of the options, using the Black-Scholes pricing model, is $57,937, which was expensed as share-based compensation.

Note 9 - Stockholders’ equity

Common stock

During 2006, PNTV issued 30,000 shares that were owed at December 31, 2005.

During 2006, PNTV issued 850,000 shares of its $.001 par value for cash totaling $127,500.

During 2006, PNTV issued 1,124,000 shares, and agreed to issue another 610,334 shares, for services. These shares were valued at $350,107; the fair market value of the underlying shares.

During 2006, PNTV’s CEO and COO elected to convert $185,650 in compensation for services performed under their employment contracts to 1,373,332 shares of its $.001 common stock at prices ranging from $.15 to $ .29 cents per share. During 2006 the Company issued 706,666 shares and the remaining 666,666 shares were still un-issued as of December 31, 2006.

During 2005, PNTV issued 1,625,000 shares of its $.001 par value for cash totaling $775,800.

During 2005, PNTV issued 1,979,183 shares for services valued at $1,459,052; the fair market value of the underlying shares.

During 2005, PNTV’s CEO and COO elected to convert $235,150 in compensation for services performed under their employment contracts to 967,610 shares of its $.001 common stock at prices ranging from $.20 to $ .40 cents per share. The shares were issued in 2005.

During 2005, PNTV cancelled 600,000 previously issued shares.

Shares authorized, issued, & outstanding

At December 31, 2006 the total shares that could be converted to common stock through all of the convertible debentures, stock options, and warrants outstanding is in excess of the total number of shares authorized (25,000,000).

Note 10 - Warrants and options

During November 2006, the Company granted warrants for 75,000 shares of its common stock at an exercise price of $0.25 per share. The warrants were issued to an investor as part of a stock subscription agreement, and carried one year terms with no vesting period. The estimated value of the warrants, using the Black-Scholes pricing model based on a 171% volatility rate and a call option value of $0.1305 is $9,785. The value of the warrants were considered offering costs and netted against the proceeds.

During November 2006, the Company granted warrants for 50,000 shares of its common stock at an exercise price of $0.25 per share. The warrants were issued to an investor as part of a stock subscription agreement, and carried one year terms with no vesting period. The estimated value of the warrants, using the Black-Scholes pricing model based on a 171% volatility rate and a call option value of $0.1305 is $6,523. The value of the warrants were considered offering costs and netted against the proceeds.

During November 2006, the Company granted warrants for 50,000 shares of its common stock at an exercise price of $0.25 per share. The warrants were issued to an investor as part of a stock subscription agreement, and carried one year terms with no vesting period. The estimated value of the warrants, using the Black-Scholes pricing model based on a 170% volatility rate and a call option value of $0.1143 is $5,714. The value of the warrants were considered offering costs and netted against the proceeds.

During September 2006, the Company granted warrants for 166,666 shares of its common stock at an exercise price of $0.25 per share. The warrants were issued to a consultant as part of a 26 week consulting agreement, and carried a one year term with no vesting period. The estimated value of the warrants, using the Black-Scholes pricing model based on a 143% volatility rate and a call option value of $0.1742 is $29,031, which was amortized as share-based compensation over the length of the consulting agreement. At December 31, 2006, $13,399 remained unamortized, and $15,632 had been expensed as share-based compensation.

During September 2006, the Company granted warrants for 75,000 shares of its common stock at an exercise price of $0.25 per share. The warrants were issued to an investor as part of a stock subscription agreement, and carried one year terms with no vesting period. The estimated value of the warrants, using the Black-Scholes pricing model based on a 139% volatility rate and a call option value of $0.1469 is $11,019. The value of the warrants were considered offering costs and netted against the proceeds.

During September 2006, the Company granted options to purchase a total of 10,000 shares of its common stock at an exercise price of $0.25 per share. The options were issued to a consultant in exchange for services rendered, and carried three year terms with a six month vesting period. The estimated value of the options, using the Black-Scholes pricing model based on a 666% volatility rate and a call option value of $0.28 is $2,800, which was expensed as share-based compensation.

During August 2006, the Company granted warrants for 600,000 shares of its common stock at an exercise price of $0.15 per share. The warrants were issued to a consultant as part of a 26 week consulting agreement, and carried a two year term with no vesting period. The estimated value of the warrants, using the Black-Scholes pricing model based on a 132% volatility rate and a call option value of $0.1963 is $117,807, which was amortized as share-based compensation over the length of the consulting agreement. At December 31, 2006, $40,780 remained unamortized, and $77,027 had been expensed as share-based compensation.

During August 2006, the Company granted warrants for 100,000 shares of its common stock at an exercise price of $0.25 per share. The warrants were issued to a Consultant in exchange for services rendered, and carried a one year term with no vesting period. The estimated value of the warrants, using the Black-Scholes pricing model based on a 132% volatility rate and a call option value of $0.1338 is $13,378. The value of the warrants were considered offering costs and netted against the proceeds.

During August 2006, the Company granted options to purchase 50,000 shares of its common stock at an exercise price of $0.25 per share. The options were issued to a Director in exchange for services rendered, and carried a three year term with no vesting period. The estimated value of the options, using the Black-Scholes pricing model based on a 261% volatility rate and a call option value of $0.2050 is $10,250, which was expensed as share-based compensation.

During August 2006, the Company granted options to purchase 150,000 shares of its common stock at an exercise price of $0.25 per share. The options were issued to a Director in exchange for services rendered, and carried a three year term with no vesting period. The estimated value of the options, using the Black-Scholes pricing model based on a 261% volatility rate and a call option value of $0.2050 is $30,750, which was expensed as share-based compensation.

During June 2006, the Company granted options to purchase a total of 190,000 shares of its common stock at an exercise price of $0.25 per share. The options were issued to three different consultants as part of a 26 week consulting agreement, and carried two year terms with no vesting period. The estimated value of the options, using the Black-Scholes pricing model based on a 659% volatility rate and a call option value of $0.23 is $45,900, which was amortized as share-based compensation over the length of the consulting agreement. At December 31, 2006, the warrants were fully amortized.

During May 2006, the Company granted options to purchase 150,000 shares of its common stock at an exercise price of $0.25 per share. The options were issued to a Director in exchange for services rendered, and carried a three year term with no vesting period. The estimated value of the options, using the Black-Scholes pricing model based on a 659% volatility rate and a call option value of $0.20 is $30,000, which was expensed as share-based compensation.

During May 2006, the Company granted options to purchase 50,000 shares of its common stock at an exercise price of $0.25 per share. The options were issued to a Director in exchange for services rendered, and carried a three year term with no vesting period. The estimated value of the options, using the Black-Scholes pricing model based on a 659% volatility rate and a call option value of $0.20 is $10,000, which was expensed as share-based compensation.

During April 2006, the Company granted options to purchase 20,000 shares of its common stock at an exercise price of $0.50 per share. The options were issued to the CEO in exchange for services rendered, and carried a two year term with no vesting period. The estimated value of the options, using the Black-Scholes pricing model based on a 406% volatility rate and a call option value of $0.1988 is $3,976, which was expensed as share-based compensation.

During February 2006, the Company granted options to purchase 250,000 shares of its common stock at an exercise price of $0.50 per share. The options were issued to the CEO in exchange for services rendered, and carried a three year term with no vesting period. The estimated value of the options, using the Black-Scholes pricing model based on a 168% volatility rate and a call option value of $0.3769 is $94,217, which was expensed as share-based compensation.

During February 2006, the Company granted options to purchase 250,000 shares of its common stock at an exercise price of $0.50 per share. The options were issued to the President of Programming in exchange for services rendered, and carried a three year term with no vesting period. The estimated value of the options, using the Black-Scholes pricing model based on a 168% volatility rate and a call option value of $0.3769 is $94,217, which was expensed as share-based compensation.

During February 2006, the Company granted options to purchase 100,000 shares of its common stock at an exercise price of $0.50 per share. The options were issued to a Director in exchange for services rendered, and carried a three year term with no vesting period. The estimated value of the options, using the Black-Scholes pricing model based on a 168% volatility rate and a call option value of $0.3769 is $37,687, which was expensed as share-based compensation.

During February 2006, the Company granted options to purchase 20,000 shares of its common stock at an exercise price of $0.50 per share. The options were issued to a consultant in exchange for services rendered, and carried a two year term with no vesting period. The estimated value of the options, using the Black-Scholes pricing model based on a 406% volatility rate and a call option value of $0.4382 is $8,764, which was expensed as share-based compensation.

During 2005, the Company granted options to purchase 1,843,500 shares of its common stock at a weighted average exercise price of $0.40 per share. The estimated value of the options, using the Black-Scholes pricing model, is $393,042, which was expensed as share-based compensation.

In July, 2005, the Company entered into a consulting agreement with an individual to provide business-marketing services. Pursuant to the agreement, the Company issued options to purchase 750,000 shares at a strike price $0.78 per share. The options are subject to vesting terms whereby the consultant will earn 125,000 options per quarter for a period of 18 months. At December 31, 2005, 250,000 options have been earned. The estimated value of the options using the Black-Scholes pricing model is $203,375, which the Company recorded as share-based compensation as of December 31, 2005.

In July, 2005, the Company entered into a consulting agreement with an individual to provide business-marketing services. Pursuant to the agreement, the Company issued options to purchase 800,000 shares at a strike price $0.40 per share. The options are subject to vesting terms whereby the consultant will earn 133,335 options per quarter for a period of 12 months, at December 31, 2005, 266,670 options have been earned. The estimated value of the options using the Black-Scholes pricing model is $223,896, which the Company recorded as share-based compensation as of December 31, 2005.

Options Exercised

No options expired, or were exercised during 2006.

During 2005 the Company issued 286,000 shares of its $0.001 common stock to David Kol upon the cashless exercise of 300,000 options valued at $71,400, which the Company expensed as share based compensation.

The following is a summary of information about the Stock Options outstanding at December 31, 2006.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.15 - 0.78	4,411,836	1.76 years	$.34	4,411,836	$0.34

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2006	2005

Average risk-free interest rates	5.07%	5.25%
Average expected life (in years)	1.76	2
Volatility	150%	325%

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

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2006 was approximately $0.29 per option, and during 2005 was approximately $0.40 per option.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2005	2,060,170	$0.40
Expired in 2006	-0-	-0-
Options granted	2,356,666	0.29
Options exercised	-0-	-0-

Balance, December 31, 2006	4,411,836	0.34

Exercisable, December 31, 2006	4,411,836	$0.34

Note 11 - Operating Lease

The Company leases its operating and office facilities under a long-term, non-cancelable operating lease agreement. The lease expires on February 28, 2008 and provides for renewal options including month to month. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs). Lease expense totaled $81,612 and $75,902 during 2006 and 2005, respectively.

The following is a schedule by year of future minimum rental payments required under the operating lease agreement:

Year Ending December 31,	Amount
2007	$72,578
2008	12,096
$84,674

Note 12 - Commitments

On October 10, 2005 the Company entered into a ten-year distribution agreement with Comcast Programming Development, Inc (“Comcast”), an affiliated entity of Comcast Corporation. Pursuant to the terms of the agreement, Comcast will carry PNTV’s Gaming Channel on its Digital VOD Cable Platform, which will provide programming directly related to the gaming industry and targeting the existing approximately $70 billion market. The Company will own and operate the channel 100%. Pursuant to the agreement, the Company formed a wholly owned subsidiary, Players Network On Demand. Comcast has the option to purchase up to 40% of the common stock in the subsidiary for fair market value after an eighteen-month period.

Note 13 - Subsequent events

Joint Venture

During January of 2007 the Company entered into a joint venture agreement with High Speed Motor Sports Inc. to co-develop existing video footage involving Vintage Drag Racing. The joint venture will serve as a means to create a television series, and will involve the creation of a website. As part of the agreement High Speed Motor Sports paid $22,500 to Players Network on January 23, 2007 to fund the project. The two Companies will share equally in any proceeds from future sales, or television revenues.

Stock issuances

During the first three months of 2007, PNTV issued 1,192,000 shares of the 1,277,000 shares that were owed at December 31, 2006. See footnote 9 above.

During the first three months of 2007, PNTV issued 866,596 shares for services. These shares were valued at $142,594; the fair market value of the underlying shares.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYERS NETWORK

By:	/s/ Mark Bradley
Mark Bradley, Chief Executive Officer

Date: April 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Bradley	Director & Chief Executive Officer (Principal	April 9, 2007
Mark Bradley	Executive Officer, Principal Financial Officer & Principal Accounting Officer)

/s/ Michael Berk	Director and President of Programming	April 9, 2007
Michael Berk

/s/ Morden Lazarus	Director	April 9, 2007
Morden Lazarus

/s/ Doug Miller	Director	April 9, 2007
Doug Miller

/s/ Joost Van Adelsberg	Director	April 9, 2007
Joost Van Adelsberg