Form 10QSB
period 2007-03-31
PLAYERS NETWORK
filed 2007-05-15
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29363

PLAYERS NETWORK
(Exact name of small business issuer as specified in its charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4260 Polaris Avenue Las Vegas, Nevada 89103	(702) 895-8884
(Address of principal executive offices)	(Issuer’s telephone number)

Copies of Communications to:

Crone Rozynko, LLP
101 Montgomery Street, Suite 1950
San Francisco, CA 94104
(415) 955-8900
Fax (415) 955-8910

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 10, 2007, was 24,829,447 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Players Network
Balance Sheet
As of March 31, 2007
(unaudited)

March 31, 2007
Assets

Current assets:
Cash	$-
Accounts receivable, net of allowance
for doubtful accounts of $32,947	7,650
Total current assets	7,650

Fixed assets, net of accumulated depreciation of $498,873	52,840

$60,490

Liabilities and Stockholders' Equity

Current liabilities:
Checks drawn in excess of available funds	$2,400
Accounts payable	485,085
Accrued expenses	40,059
Accrued salaries - related party	143,909
Total current liabilities	671,453

Convertible debentures	455,000

Stockholders' (deficit):
Common stock, $0.001 par value, 25,000,000 shares
authorized; 24,157,947 shares issued and outstanding	24,158
Shares authorized and unissued, 500,000 shares	500
Additional paid-in capital	12,773,002
Unamortized beneficial conversion feature of long term debt	(126,081)
Accumulated (deficit)	(13,737,542)
(1,065,963)

$60,490

The accompanying notes are an integral part of these financial statements.

Players Network
Statement of Operations
For the Three Months Ended March 31, 2007 and 2006
(unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Revenue
Network	$16,394	$15,150
Advertising	1,011	-
Production and other	69,160	58,610
Total revenue	86,565	73,760

Expenses:
Direct operating costs	33,266	78,178
General and administrative expenses	105,115	107,790
Salaries and wages	18,554	32,439
Salaries and wages - related party	75,000	96,861
Consulting services	127,166	22,753
Consulting services - related party	94,042	50,667
Rent	12,652	20,111
Depreciation and amortization	13,632	18,032
Total operating expenses	479,427	426,831

Net operating (loss)	(392,862)	(353,071)

Other income (expense):
Interest income	-	375
Interest expense	(22,897)	(1,015)
Total other income (expenses)	(22,897)	(640)

Net (loss)	$(415,759)	$(353,711)

Weighted average number of
common shares outstanding - basic and fully diluted	23,583,899	19,480,018

Net (loss) per share - basic & fully diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

Players Network
Statement of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(unaudited)

	For the three months ended
	March 31,
	2007	2006

Cash flows from operating activities
Net (loss)	$(415,759)	$(353,711)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation and amortization expense	13,632	18,032
Stock issued for services	141,536	14,605
Stock issued for services - related party	32,400	50,667
Options and warrants issued for services	61,642	-
Stock issued for wages	75,000	-
Amortization of warrants	54,179	-
Amortization of beneficial conversion feature	13,792	-
Decrease (increase) in assets:
Accounts receivable	(3,400)	1,634
Prepaid expenses and other current assets	1,865	13,158
Increase (decrease) in liabilities:
Checks drawn in excess of available funds	2,400	-
Accounts payable	(11,751)	13,957
Accrued expenses	18,879	2,992
Accrued expenses - related party	(922)	60,862
Net cash (used in) operating activities	(16,507)	(177,804)

Cash flows from investing activities
Purchase of fixed assets	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from convertible debentures	-	250,000
Net cash provided by financing activities	-	250,000

Net increase in cash	(16,507)	72,196
Cash - beginning	16,507	53,385
Cash - ending	$-	$125,581

Supplemental disclosures:
Interest paid	$-	$550
Income taxes paid	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of March 31, 2007, the Company’s current liabilities exceeded its current assets by $663,803 and its total liabilities exceeded its total assets by $1,065,963. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Long Term Debt

Long-term debt consists of the following at March 31, 2007 and 2006, respectively:

	2007	2006
5% unsecured convertible debentures, due in September 2009, convertible into 333,333 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	$ 50,000	$ -
5% unsecured convertible debentures, due in August 2009, convertible into 400,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	60,000	-
5% unsecured convertible debentures, due in June 2009, convertible into 200,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	30,000	-

5% unsecured convertible debentures, due in June 2009, convertible into 100,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	15,000	-
5% unsecured convertible debentures, due in June 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	25,000	-
5% unsecured convertible debentures, due in May 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	25,000	-
5% unsecured convertible debentures, due in March 2009, convertible into 571,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	200,000	200,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
Total debt	455,000	250,000
Less: current portion	-	-
Long-term debt, less current portion	$ 455,000	$ 250,000

Future maturities of long-term debt are as follows as of March 31, 2007:

2007	$-
2008	-
2009	455,000
2010	-
2011	-
Thereafter	-
$455,000

Accrued interest on the above convertible notes totaled $20,560 at March 31, 2007. As of March 31, 2007 principal and interest on the notes payable are convertible into 2,166,509 shares of common stock.

Interest expense totaled $22,897 and $1,015 for the three months ended March 31, 2007 and 2006, respectively, of which $3,371 and $-0-, respectively was incurred from credit card finance charges and accounts payable finance charges.

The Company has recorded a beneficial conversion feature of $167,952 in connection with the convertible debentures. The resulting discount is being amortized over the term of the debt instruments. Amortization of the beneficial conversion feature was $13,792 at March 31, 2007. This amount has been included in interest expense for the period.

Note 4 - Related party transactions

In February 2006, the Company granted options to purchase 500,000 shares of its common stock to officers and directors of the Company in exchange for services at an exercise price of $0.50 per share. The estimated value using the Black-Scholes pricing Model was $226,121. In February, 2007, the Company authorized the re-pricing of those options at an exercise price of $0.25 per share. All other terms remained the same. The estimated value using the Black-Scholes pricing Model was $61,642, and has been expensed in the three month period ending March, 31, 2007.

On February 9, 2007, the Company also issued common stock as compensation for services to two of its directors totaling 216,000 shares. The fair value of the common stock was $32,400 at the date of issuance.

On January 19, 2007, the Company issued a total of 666,666 shares of common stock to two of its officers for services which had been authorized, but un-issued as of December 31, 2006.

On February 9, 2007, the Company authorized the issuance of 250,000 shares of common stock to each of two of its officers for unpaid compensation. The total fair value of the common stock on February 9, 2007 was $75,000.

Note 5 - Stockholders’ equity

During the three months ended March 31, 2007, the Company cancelled a total of 100,000 shares of common stock to three different consultants for services which had not been performed as agreed upon.

On January 19, 2007, the Company issued a total of 114,500 shares of common stock to six different consultants for services. These shares were valued at $19,550.

On January 19, 2007, the Company issued a total of 666,666 shares of common stock to two of its officers for services. These shares were valued at $113,333. (See Note 4)

On January 23, 2007, the Company issued a total of 130,000 shares of common stock to two different consultants for services. These shares were valued at $22,100.

On January 26, 2007, the Company issued 20,000 shares of common stock to a consultant for services. These shares were valued at $3,400.

On January 31, 2007, the Company authorized the issuance of a total of 310,715 shares of free trading common stock to two different consultants for professional services rendered. The fair market value of the stock totaled $55,929 and has been expensed as incurred within the three month period ended March, 31, 2007.

On February 9, 2007, the Company authorized the issuance of a total of 500,000 shares of common stock to two of its officers for unpaid compensation. The total fair value of the common stock on February 9, 2007 was $75,000. These shares are un-issued as of March 31, 2007. (See Note 4)

On February 9, 2007, the Company authorized the issuance of a total of 405,000 shares of common stock to eight different consultants for services performed. The fair market value of the stock totaled $60,750 and has been expensed as incurred within the three month period ended March, 31, 2007.

On February 9, 2007, the Company also authorized the issuance of common stock as compensation for services to two of its directors totaling 216,000 shares. The fair value of the common stock was $32,400.

On February 9, 2007, the Company authorized the issuance of 110,715 shares of free trading common stock to a consultant for professional services rendered. The fair market value of the stock totaled $16,607 and has been expensed as incurred within the three month period ended March, 31, 2007.

On February 9, 2007, the Company issued 55,000 shares of free trading common stock to a consultant for services rendered. The fair market value of the stock totaled $8,250 and has been expensed as incurred within the three month period ended March, 31, 2007.

On February 12, 2007, the Company issued 20,000 shares of common stock to a consultant for services. These shares were valued at $4,000.

Note 6 - Stock options

Options Granted

Prior to December 2006, the Company granted options to purchase 500,000 shares of its common stock to officers and directors of the Company in exchange for services at an exercise price of $0.50 per share. The estimated value using the Black-Scholes pricing Model was $226,121. In February, 2007, the Company authorized the re-pricing of those options at an exercise price of $0.25 per share. All other terms remained the same. The estimated value using the Black-Scholes pricing Model was $61,642, and has been expensed in the three month period ending March, 31, 2007.

Options Cancelled

In the quarter ended March 31, 2007, the Company cancelled 200,000 options that were outstanding at December 31, 2006.  The cancellation of the options had no impact on the current period operations.

Options Exercised

No options expired or were exercised during the three month period ended March 31, 2007.

The following is a summary of information about the Stock Options outstanding at March 31, 2007.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.28 - 0.78	4,216,836	1.68 years	$0.36	4,216,836	$0.36

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2006	2005

Average risk-free interest rates	5.25%	5.25%
Average expected life (in years)	2	2
Volatility	168%	168%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2007 and 2006, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the period ended March 31, 2006 was approximately $0.36 per option.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2006	4,411,836	$0.34
Options cancelled	(200,000)	0.25
Options vested during the period	5,000	0.25

Balance, March 31, 2006	4,216,836	0.36

Exercisable, March 31, 2006	4,216,836	$0.36

Note 7 - Subsequent events

Stock issuances

On April 2, 2007, the Company sold 100,000 shares of common stock, and warrants to purchase another 100,000 shares at $0.25 per share, to an accredited investor for $15,000.

On April 3, 2007, the Company authorized the issuance of 150,000 shares of common stock as a retainer for legal services to be performed.

On April 3, 2007, the Company authorized the issuance of a total of 202,500 shares of common stock to four different consultants for services performed.

On April 3, 2007, the Company authorized the issuance of 25,000 shares of common stock to a consultant in relief of a portion of their outstanding accounts payable balance.

On April 3, 2007, the Company authorized the issuance of 100,000 shares of common stock to a related party for services performed.

On April 3, 2007, the Company authorized the issuance of a total of 35,000 shares of common stock to four different employees as a bonus for services performed.

On April 11, 2007, the Company sold 34,000 shares of common stock, and warrants to purchase another 34,000 shares at $0.25 per share, to an accredited investor for $5,100.

On April 16, 2007, the Company authorized the issuance of 25,000 shares of common stock to a consultant for services performed.

On April 16, 2007, the Company authorized the issuance of 150,000 shares of common stock to a vendor in relief of a portion of their outstanding accounts payable balance. The stock remains un-issued as of the date of this report.

Stock Options

On April 3, 2007, the Company granted 250,000 stock options to an attorney for professional services rendered. The options are exercisable until April 3, 2009 at an exercise price of $0.25 per share.

On April 3, 2007, the Company granted 60,000 stock options to a consultant for services rendered. The options are exercisable until April 3, 2010 at an exercise price of $0.25 per share.

On April 3, 2007, the Company granted 650,000 stock options to a consultant for services rendered. The options are exercisable until April 3, 2010 at an exercise price of $0.50 per share.

On April 16, 2007, the Company granted 50,000 stock options to a Director for services rendered. The options are exercisable until April 16, 2010 at an exercise price of $0.30 per share.

On April 16, 2007, the Company granted 50,000 stock options to a consultant as a finder’s fee. The options are exercisable until April 16, 2010 at an exercise price of $0.30 per share.

Distribution Agreement

In April 2007, the Company entered into a one-year distribution agreement with TIVO, which will provide the Company with a minimum of 585,000 set top boxes to deliver the Company’s programming. Any revenue to be received by the Company will be from sales of advertising.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;

•	our current lack of working capital;

•	general economic and business conditions, and trends in the travel and entertainment industries;

•
trends in hotel/casino occupancy rates and business and leisure travel patterns, including the potential impacts that wars, terrorist activities, or other geopolitical events might have on such occupancy rates and travel patterns;

•	uncertainties inherent in our efforts to renew or enter into agreements on acceptable terms with significant hotel/casino customers;

•	the regulatory and competitive environment of the industries in which we operate;

•
the potential for increased government regulation and enforcement actions, and the potential for changes in laws that would restrict or otherwise inhibit our ability to make gaming related programming content available over our network systems;

•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

•	loss of customers or sales weakness;

•	uncertainties inherent in our ability to execute upgrades of video systems, including uncertainties associated with operational, economic and other factors;

•	the ability of vendors to deliver required equipment, software and services;

•	inability to achieve future sales levels or other operating results;

•	the unavailability of funds for capital expenditures; and

•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

In April 2007, the Company entered into a one-year distribution agreement with TIVO, which will provide the Company with a minimum of 585,000 set top boxes to deliver the Company’s programming. Any revenue to be received by the Company will be from sales of advertising.

During January of 2007 the Company entered into an agreement with High Speed Motor Sports Inc. to co-develop existing video footage involving Vintage Drag Racing. Pursuant to the agreement, High Speed Motor Sports is obligated to contribute $45,000 toward development costs and the Company is obligated to contribute development services. In addition, the two companies will share equally in any proceeds from future sales, or television revenues. High Speed Motor Sports paid $22,500 to Players Network on January 23, 2007 to fund the project. The Company has recorded the funds received to date as a liability until development is completed.

As we continue to expand our business and implement our business strategy, our current monthly cash flow requirements will exceed our near term cash flow from operations. The Company's business plan will require substantial additional and ongoing content production and programming development, which will require the Company to incur significant production and development costs, including related services such as writing, directing, production, and post-production services. Most of these services are provided to the Company by free-lance consultants. Our available cash resources and anticipated cash flow from operations are insufficient to satisfy our anticipated costs associated with new product development. There can be no assurance that we will be able to generate sufficient cash from operations in future periods to satisfy our capital requirements. Therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of historical earnings, our prior success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

Results of Operations for the Three Months Ended March 31, 2007 and March 31, 2006:

	For the Three Months Ended March 31,		Increase / (Decrease)
	2007	2006
Revenues	$86,565	$73,760	$12,805

Direct operating costs	33,266	78,178	(25,448)
General and administrative expenses	105,115	107,790	(2,675)
Salaries and wages	93,554	129,300	(35,746)
Consulting services	221,208	73,420	147,788
Rent	12,652	20,111	(7,459)
Depreciation and amortization	13,632	18,032	(4,400)
Total Operating Expenses	479,427	426,831	52,596

Net Operating (Loss)	(392,862)	(353,071)	39,791
Total other income (expense)	(22,897)	(640)	22,257

Net (Loss)	$(415,759)	$(353,711)	$62,048

Revenues:

During the three months ended March 31, 2007, we received revenues primarily from three sources - licensing fees from our private networks and the sale of in-home media, advertising fees, and third party programming and production fees. Aggregate revenues for the three months ended March 31, 2007 increased slightly to $86,565 compared to $73,760 for the three months ended March 31, 2006, an increase of $12,805, or approximately 17%. Revenues increased due to increased stage rental and production fees.

Direct Operating Costs:

Direct operating costs were $33,266 for the three months ended March 31, 2007 compared to $78,178 for the same period in 2006, a decrease of $25,448 or approximately 33% primarily related to a reduction in personnel.

General and Administrative:

General and administrative expenses were $105,115 for the three months ended March 31, 2007 compared to $107,790 for the three months ended March 31, 2006, a decrease of $2,675 or approximately 2%. General and administrative expenses were comprised of approximately $34,595 in professional fees, $7,914 in utilities expenses, $2,436 in insurance expenses, $6,974 in marketing fees, $22,334 in casual labor related to the sound stage rentals, $17,151 in payroll taxes, $2,586 in employee benefits, and approximately $11,125 related to miscellaneous office costs. Approximately 50% of general and administrative expenses were paid through the issuance of shares of the Company’s common stock. The Company recorded these non-cash expenses at the fair value of the common stock issued for services.

Salaries and wages:

Salaries and wage expense was $93,554 for the quarter ended March 31, 2007 compared to $129,300 for the quarter ended March 31, 2006, a decrease of $35,746 or approximately 27% due to a reduction in personnel. The Company recorded non-cash expenses for salaries and wages of $56,124 in the quarter ended March 31, 2007. Non-cash expenses consisted of the value of common stock, recorded at fair value, issued to Mr. Bradley and Mr. Berk.

Consulting services:

Consulting services expense was $221,208 for the quarter ended March 31, 2007 compared to $73,420 for the quarter ended March 31, 2006, an increase of $147,788 or approximately 200%. The increase in consulting services resulted primarily from an increase in content production and programming development, which are primarily provided by free-lance consultants. During the quarter ended March 31, 2007, the Company recorded non-cash expenses for consulting services totaling $215,828. The non-cash expenses consisted of the value of common stock, recorded at fair value, issued to service providers.

Rent:

Rent expense was $12,652 for the quarter ended March 31, 2007 compared to $20,111 for the quarter ended March 31, 2006, a decrease of $7,459 or 37%. Rent expense decreased for the quarter ended March 31, 2007 due to the timing of rental payments.

Depreciation and amortization:

Depreciation and amortization expense was $13,632 for the quarter ended March 31, 2007 compared to $18,032 for the year ended December 31, 2005, a decrease of $4,400 or approximately 24%.

Net Operating Loss:

Net operating loss for the quarter ended March 31, 2007 was $392,862 or approximately ($0.02) per share compared to a net operating loss of $353,071 for the quarter ended March 31, 2006, or approximately ($0.02) per share, an increase of $39,791 or 11% as a result of the Company's increased content production and programming development.

Net Loss:

The net loss for the quarter ended March 31, 2007 was $415,759, compared to a net loss of $353,711 for the quarter ended March 31, 2006, an increase in net loss of $62,048. Net loss increased primarily as a result of the Company's increased content production and programming development.

SUBSEQUENT EVENTS

Stock issuances

In April, the Company issued or authorized the issuance of 552,500 shares to consultants and other service providers for services performed and to be performed. As of May 10, 2007, 150,000 of these shares have not been issued.

In April, the Company sold 134,000 shares of common stock, and warrants to purchase another 134,000 shares at $0.25 per share, to two accredited investors for an aggregate purchase price of $20,100.

On April 3, 2007, the Company authorized the issuance of 100,000 shares of common stock to a Director for services performed.

On April 3, 2007, the Company authorized the issuance of a total of 35,000 shares of common stock to four different employees as a bonus for services performed.

Stock Options

In April 2007, the Company granted options exercisable for 1,010,000 shares of the Company’s common stock at exercise prices ranging from $0.25 to $0.30 per share to consultants and other service providers for services rendered. The options are exercisable for three or four years.

On April 16, 2007, the Company granted 50,000 cashless stock options to a Director for services rendered. The options are exercisable until April 16, 2010 at an exercise price of $0.30 per share.

Distribution Agreement

In April 2007, the Company entered into a one-year distribution agreement with TIVO, which will provide the Company with a minimum of 585,000 set top boxes to deliver the Company’s programming. Any revenue to be received by the Company will be from sales of advertising.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2007 compared to March 31, 2006.

	March 31, 2007	March 31, 2006
Total Assets	$60,490	$279,529

Accumulated (Deficit)	$(13,737,542)	$(11,521,034)

Stockholders’ Equity	$60,490	$279,529

Working Capital (Deficit)	$(663,803)	$(247,325)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At March 31, 2007, we had a negative working capital position of approximately $663,803. As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice in fiscal 2007. In the quarter ended March 31, 2007, the Company issued 1,097,430 shares valued at $310,578 in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in fiscal 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going concern

Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have incurred recurring net losses of $2,154,460 in 2006 and $415,759 in the quarter ended March 31, 2007, and we have an accumulated deficit of $13,737,542 and a working capital deficit of $663,803 as of March 31, 2007. In order to obtain the necessary capital, we will need to raise additional funds. There are no assurances that we will be successful in raising additional capital, without which it would be unlikely for us to continue as a going concern.

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

Risks Associated With Our Business and Marketplace

We have incurred substantial losses and expect to continue to incur losses for the foreseeable future.

For the last two fiscal years ended December 31, 2006 and 2005, we sustained net losses of $2,154,460 and $3,469,568, respectively. At March 31, 2007 we had a working capital deficit of $663,803. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of our securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand, anticipated revenues from operations and the other sources of liquidity are not sufficient to fund our operations through fiscal 2007. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on the financial statements.

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

Historically, we have distributed our programming by means of multiple platforms including television syndication, DVD sales, our website, and our proprietary 24-hour private network inside Las Vegas and Atlantic City gaming hotels. We recently decided to change our focus and broaden our distribution channels. In 2006, we broadened our operations and begun to focus on distributing our programming through a new Broadband Network, and through cable television, broadcast and satellite television, Video On Demand, Pay-Per-View, DVD distribution. This change in focus is expected to increase our costs, to require the additional financing being sought hereby, and to affect our financial model in terms of margins, cash flow requirements, and other areas. We have an extremely limited history with respect to the direction our business is now taking. There can be no assurance that we will be able to succeed in implementing our strategy, or that we will be able to achieve positive cash flow or profitable operations as a result of these changes in our business.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. Our quarterly reports for the periods ended June 30, 2006 and September 30, 2006 were considered late as we were unable to meet the filing grace period as defined under Rule 12b-25. Therefore, if we have one more late filing within the next two years we will be in jeopardy of losing our eligibility for quotation on the OTC Bulletin Board, which could severely adversely affect the market liquidity for our securities by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. We conducted an evaluation, with the participation of Mark Bradley, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon his evaluation, Mr. Bradley concluded that as of March 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

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

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

In April, 2007, we authorized the issuance of 552,500 shares of our common stock to various consultants and other service providers as compensation for services provided. As of May 10, 2007, 150,000 of these shares have not been issued.

In April, the Company sold 134,000 shares of common stock, and warrants to purchase another 134,000 shares at $0.25 per share, to two accredited investors for an aggregate purchase price of $20,100.

On April 3, 2007, the Company authorized the issuance of 100,000 shares of common stock to a related party for services performed.

On April 3, 2007, the Company authorized the issuance of a total of 35,000 shares of common stock to four different employees as a bonus for services performed.

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

Stock Options

In April 2007, the Company granted options exercisable for 1,010,000 shares of the Company’s common stock at exercise prices ranging from $0.25 to $0.30 per share to consultants and other service providers for services rendered. The options are exercisable for three or four years.

On April 16, 2007, the Company granted an option exercisable for 50,000 shares of the Company’s common stock to a Director for services rendered. The options are exercisable until April 16, 2010 at an exercise price of $0.30 per share.

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

Item 5. Other Information

During January of 2007 the Company entered into an agreement with High Speed Motor Sports Inc. to co-develop existing video footage involving Vintage Drag Racing. Pursuant to the agreement, High Speed Motor Sports is obligated to contribute $45,000 toward development costs and the Company is obligated to contribute development services. In addition, the two companies will share equally in any proceeds from future sales, or television revenues. High Speed Motor Sports paid $22,500 to Players Network on January 23, 2007 to fund the project. The Company has recorded the funds received to date as a liability until development is completed.

Item 6. Exhibits

31.	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYERS NETWORK
(Registrant)

By: /s/ Mark Bradley
Mark Bradley, Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)
Date: May 15, 2007