Form 10QSB
period 2007-06-30
PLAYERS NETWORK
filed 2007-08-14
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 10, 2007, was 27,890,662 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
Players Network
Condensed Balance Sheet
(unaudited)

June 30,
2007
Assets
Current assets:
Cash	$1,771
Accounts receivable, net of allowance of $32,947	14,402
Prepaid expenses	7,500
Total current assets	23,673

Fixed assets net of accumulated depreciation pf $508,176	43,537

Total assets	$67,210

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$374,965
Accrued expenses	77,744
Deferred revenue	40,000
Accrued salaries - related party	151,200
Current portion of long-term debt	12,500
Total current liabilities	656,409

Long term debt	455,000

Stockholders’ (deficit)
Preferred stock, $0.001 par value, 23,000,000 shares authorized; no shares issued and outstanding	-
Preferred Series “A” stock, $0.001 par value, 2,000,000 authorized; 500,000 authorized and un-issued	500
Common stock, $0.001 par value, 150,000,000 shares authorized; 26,366,662 shares issued and outstanding	26,367
Additional paid in capital	13,363,291
Unamortized stock based compensation	(66,306)
Unamortized beneficial conversion of long term debt	(112,289)
Accumulated (deficit)	(14,255,762)
Total stockholders’ (deficit)	(1,044,199)

Total liabilities and stockholders’ (deficit)	$67,210

The accompanying notes are an integral part of these condensed financial statements

Players Network
Condensed Statements of Operations
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Revenue:
Network	$331	$5,860	$16,725	$21,010
Advertising	223	-	1,234	-
Production and other	63,287	30,300	132,447	88,910
Total revenue	63,841	36,160	150,406	109,920

Expenses:
Direct operating costs	70,614	13,935	103,880	92,113
General and administrative	140,462	142,744	245,577	272,396
Salaries, Officers’	175,000	75,000	250,000	150,000
Salaries and wages	28,400	77,067	46,954	109,506
Consulting services	170,328	109,382	297,494	237,109
Consulting services - related party	19,648	95,034	113,690	145,702
Rent expense	19,304	17,318	31,956	37,429
Depreciation and amortization	9,303	9,231	22,935	27,263
Total expenses	633,059	539,711	1,112,486	1,071,518

Net operating (loss)	(569,218)	(503,551)	(962,080)	(961,598)

Other income (expense):
Interest expense	(18,925)	(54,650)	(18,925)	(72,433)
Gain (loss) on debt settlement	74,610	(31,000)	74,610	(31,000)
Financing costs	(4,687)	(43,783)	(27,584)	(43,783)
Total other income (expense)	50,998	(129,433)	28,101	(147,216)

Net (loss)	$(518,220)	$(632,984)	$(933,979)	$(1,108,814)

Weighted average number of
Common shares outstanding – basic and fully diluted	25,409,927	19,770,476	24,501,957	19,676,751

Net (loss) per share – basic and fully diluted	$(0.02)	$(0.03)	$(0.04)	$(0.06)

The accompanying notes are an integral part of these condensed financial statements

Players Network
Condensed Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net (loss)	$(933,979)	$(1,108,814)
Adjustments to reconcile net (loss) to net cash used in operating activities
Gain on debt settlements	(74,610)	-
Bad debts	-	30,000
Depreciation and amortization	22,935	27,263
Stock issued for services	301,516	291,471
Stock issued for services, related party	42,900	43,783
Stock issued for salaries, related party	214,829	77,500
Options and warrants issued for services	210,425	68,202
Amortization of warrants	54,179	-
Amortization of beneficial conversion	27,584	70,143
Decrease (increase) in assets:
Accounts receivable	(10,152)	(23,876)
Prepaid expenses and other current assets	(5,635)	13,783
Increase (decrease) in liabilities:
Accounts payable	(47,261)	12,274
Accrued expenses	56,564	(34,731)
Accrued expenses, related party	6,369	113,073
Deferred revenue	40,000	-
Net cash used in operating activities	(94,336)	(419,929)

Cash flows from financing activities
Check drawn in excess of available funds	-	21,544
Proceeds from notes payable	12,500	345,000
Proceeds from sale of common stock	67,100	-
Net cash provided by financing activities	79,600	366,544

Net (decrease) in cash	(14,736)	(53,385)
Cash – beginning	16,507	53,385
Cash – ending	$1,771	$-

Supplemental disclosures:
Interest paid	$4,245	$78
Income taxes paid	$-	$-

Non-cash transactions:
Stock issued for services	$301,516	$291,471
Number of shares issued for services	1,828,165	763,000

Stock issued for services, related party	$42,900	$43,783
Number of shares issued for services, related party	266,000	128,773

Stock issued for salaries - related party	$214,829	$77,500
Number of shares issued for wages	1,264,647	516,637

Stock options and warrants issued for services	$210,425	$68,202
Number of stock options and warrants issued for services	1,310,000	1,010,000

The accompanying notes are an integral part of these condensed financial statements

PLAYERS NETWORK
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

The interim condensed financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Recently Issued Accounting Standards
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending December 31, 2007. The Company is currently evaluating the impact of the provisions of SAB 108 on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued or fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating SFAS 157 and has not yet determined the impact the adoption will have on the financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions.  FIN 48 becomes effective for the Company on January 1, 2007.  The Company is evaluating the effect, if any, the adoption of FIN 48 will have on the financial statements and does not expect the adoption to have a material impact on the financial statements.

Reclassifications
Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Results of operations for the interim periods are not indicative of annual results.

PLAYERS NETWORK
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 – Going concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $14,255,762, and as of June 30, 2007, the Company’s current liabilities exceeded its current assets by $632,736 and its total liabilities exceeded its total assets by $1,044,199. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Long Term Debt

Long-term debt consists of the following at June 30, 2007 and 2006, respectively:

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

PLAYERS NETWORK
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 - Long Term Debt (continued)

	2007	2006
5% unsecured convertible debentures, due in March 2009, convertible into 571,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	200,000	200,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
Unsecured demand note due to a former Officer of the Company. The non interest bearing debt is expected to be repaid in the near term.	7,500	-
Unsecured demand note due to an Officer of the Company. The non interest bearing debt is expected to be repaid in the near term.	5,000	-
Total debt	467,500	250,000
Less: current portion	12,500	-
Long-term debt, less current portion	$455,000	$250,000

Accrued interest on the above convertible notes totaled $26,169 at June 30, 2007. As of June 30, 2007 principal and interest on the notes payable are convertible into 2,192,165 shares of common stock.

Interest expense totaled $18,925 and $72,433 for the six months ended June 30, 2007 and 2006, respectively, of which $4,245 and $-0-, respectively was incurred from credit card finance charges and accounts payable finance charges.

The Company has recorded a beneficial conversion feature of $167,952 in connection with the convertible debentures. The resulting discount is being amortized over the term of the debt instruments. Amortization of the beneficial conversion feature was $27,584 at June 30, 2007. This amount has been included in financing costs expense for the six months ended, June 30, 2007.

Note 4 – Related party transactions

In February 2006 the Company granted options to purchase 500,000 shares of its common stock to officers and directors of the Company in exchange for services at an exercise price of $0.50 per share. The estimated value using the Black-Scholes pricing Model was $226,121. In February, 2007, the Company authorized the re-pricing of those options at an exercise price of $0.25 per share. All other terms remained the same. The estimated value using the Black-Scholes pricing Model was $61,642, and has been expensed in the three month period ending March, 31, 2007.

PLAYERS NETWORK
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 – Related party transactions (continued)

On January 19, 2007 the Company issued a total of 666,666 shares of common stock to two of its officers for services which had been authorized, but un-issued as of December 31, 2006.

On February 9, 2007 the Company also issued common stock as compensation for services to two of its directors totaling 216,000 shares. The fair value of the common stock was $32,400 at the date of issuance.

On February 9, 2007 the Company authorized the issuance of 250,000 shares of common stock to each of two of its officers for unpaid compensation. The total fair value of the common stock on February 9, 2007 was $75,000. The shares were issued on June 4, 2007.

On April 16, 2007 the Company issued 50,000 shares of common to one of its directors for consulting services. The total fair value of the common stock on April 16, 2007 was $10,500.

On April 16, 2007 the Company granted options to purchase 50,000 shares of its common stock to a director of the Company in exchange for services at an exercise price of $0.28 per share. The estimated value using the Black-Scholes pricing Model was $9,148.

On May 1, 2007 a director of the Company purchased 93,333 shares of common stock at $0.15 per share. The total fair value of the common stock on May 1, 2007 was $14,000.

On June 18, 2007 the board of directors authorized the issuance of 250,000 shares of series A preferred stock to each of two of the Company’s Officers as a compensation bonus. The preferred shares carry preferential voting rights of 25:1 and are convertible to common stock on a 1:1 basis. The total fair value of the common stock on June 18, 2007 was $100,000. The shares had been authorized, but un-issued as of June 30, 2007.

On June 18, 2007 the Company issued 117,647 shares of common stock to an Officer of the Company as payment for compensation. The fair value of the common stock was $17,706 at the date of issuance.

On June 18, 2007 the Company issued 147,000 shares of common stock to an Officer of the Company as payment for compensation. The fair value of the common stock was $22,124 at the date of issuance.

Note 5 – Stockholders’ equity

Preferred stock
The Company designated 2,000,000 shares of its blank check preferred stock as “Series A Preferred Stock” with 25:1 preferential voting rights and a 1:1 conversion into common stock feature.

On June 18, 2007 the board of directors authorized the issuance of 250,000 shares of series A preferred stock to each of two of the Company’s Officers as a compensation bonus. The preferred shares carry preferential voting rights of 25:1 and are convertible to common stock on a 1:1 basis. The total fair value of the common stock on June 18, 2007 was $100,000. The shares had been authorized, but un-issued as of June 30, 2007.

PLAYERS NETWORK
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 – Stockholders’ equity (continued)

Common stock
During the six months ended June 30, 2007, the Company cancelled a total of 200,000 shares of common stock to four different consultants for services which had not been performed as agreed upon.

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

On January 31, 2007, the Company authorized the issuance of a total of 310,715 shares of free trading common stock to two different consultants for professional services rendered. The fair market value of the stock totaled $55,929 and had been expensed as incurred within the three month period ended March, 31, 2007.

On February 9, 2007, the Company authorized the issuance of a total of 405,000 shares of common stock to eight different consultants for services performed. The fair market value of the stock totaled $60,750 and had been expensed as incurred within the three month period ended March, 31, 2007.

On February 9, 2007, the Company also authorized the issuance of common stock as compensation for services to two of its directors totaling 216,000 shares. The fair value of the common stock was $32,400.

On February 9, 2007, the Company authorized the issuance of 110,715 shares of free trading common stock to a consultant for professional services rendered. The fair market value of the stock totaled $16,607 and had been expensed as incurred within the three month period ended March, 31, 2007.

On February 9, 2007, the Company issued 55,000 shares of free trading common stock to a consultant for services rendered. The fair market value of the stock totaled $8,250 and had been expensed as incurred within the three month period ended March, 31, 2007.

On February 9, 2007, the Company authorized the issuance of a total of 500,000 shares of common stock to two of its officers for unpaid compensation. The total fair value of the common stock on February 9, 2007 was $75,000. (See Note 4)

On February 12, 2007, the Company issued 20,000 shares of common stock to a consultant for services. These shares were valued at $4,000.

During the three months ending June 30, 2007, the Company sold 447,333 shares of common stock, and warrants to purchase another 447,333 shares at exercise prices ranging from $0.15 to $0.25 per share, to a total of six accredited investors for $67,100.

PLAYERS NETWORK
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 – Stockholders’ equity (continued)

During the three months ending June 30, 2007 the Company authorized and issued 557,500 shares of unrestricted S-8 common stock to twelve different individuals for services performed. The common stock was valued at a total of $79,900.

During the three months ending June 30, 2007 the Company authorized and issued 703,882 shares of restricted section 144, common stock to twelve different individuals for services performed. The common stock was valued at a total of $130,409.

Note 6 – Stock options and warrants

Options and Warrants Granted

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

On April 2, 2007 the Company granted 100,000 warrants to an investor as part of a subscription agreement in which the investor purchased 100,000 shares of common stock for $15,000. The warrants are exercisable for twenty four months from the date of issuance at a strike price of $0.25 per share.

On April 3, 2007, the Company granted 250,000 stock options to an attorney for professional services rendered. The options are exercisable until April 3, 2009 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes pricing Model was $24,119.

On April 3, 2007, the Company granted 60,000 stock options to a consultant for services rendered. The options are exercisable until April 3, 2010 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes pricing Model was $6,491.

On April 3, 2007, the Company granted 650,000 stock options to a consultant for services rendered. The options are exercisable until April 3, 2010 at an exercise price of $0.50 per share. The estimated value using the Black-Scholes pricing Model was $67,521.

On April 11, 2007 the Company granted 34,000 warrants to an investor as part of a subscription agreement in which the investor purchased 34,000 shares of common stock for $5,100. The warrants are exercisable for twenty four months from the date of issuance at a strike price of $0.25 per share.

On April 16, 2007, the Company granted 50,000 stock options to a Director for services rendered. The options are exercisable until April 16, 2010 at an exercise price of $0.28 per share. The estimated value using the Black-Scholes pricing Model was $9,148.

PLAYERS NETWORK
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6 – Stock options and warrants (continued)

On April 16, 2007, the Company granted 300,000 stock options to a consultant for services rendered. The options are exercisable until May 16, 2008 at an exercise price of $0.28 per share. The estimated value using the Black-Scholes pricing Model was $41,504.

On April 16, 2007 the Company granted 250,000 stock options to a consultant for services performed under a new communications contract. The options were earned and vested on June 30, 2007 and are exercisable until June 30, 2010 at an exercise price of $0.30 per share. The estimated value using the Black-Scholes pricing Model was $56,485 and is being amortized over the remaining 9 and a half month life of the contract.

On April 16, 2007 the Company granted 50,000 stock options to a consultant as a finder’s fee for the communications contract. The options were earned and vested on June 30, 2007 and are exercisable until June 30, 2009 at an exercise price of $0.30 per share. The estimated value using the Black-Scholes pricing Model was $9,821 and is being amortized over the remaining 9 and a half month life of the contract.

On April 21, 2007 the Company granted 50,000 warrants to an investor as part of a subscription agreement in which the investor purchased 50,000 shares of common stock for $7,500. The warrants are exercisable for twenty four months from the date of issuance at a strike price of $0.25 per share.

On May 1, 2007 the Company granted 93,333 warrants to an investor as part of a subscription agreement in which the investor purchased 93,333 shares of common stock for $14,000. The warrants are exercisable for twenty four months from the date of issuance at a strike price of $0.25 per share.

On May 17, 2007 the Company granted 70,000 warrants to an investor as part of a subscription agreement in which the investor purchased 70,000 shares of common stock for $10,500. The warrants are exercisable for twenty four months from the date of issuance at a strike price of $0.15 per share.

On May 22, 2007 the Company granted 100,000 warrants to an investor as part of a subscription agreement in which the investor purchased 100,000 shares of common stock for $15,000. The warrants are exercisable for twenty four months from the date of issuance at a strike price of $0.25 per share.

Options and Warrants Cancelled

During the three months ended March 31, 2007, the Company cancelled 200,000 options that were outstanding at December 31, 2006.  The cancellation of the options had no impact on the current period operations.

Options and Warrants Expired

During the three months ended June 30, 2007, 576,670 options that were outstanding as of December 31, 2006 expired.  The expiration of the options had no impact on the current period operations.

Options and Warrants Exercised

No options were exercised during the six month period ended June 30, 2007.

PLAYERS NETWORK
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6 – Stock options and warrants (continued)

The following is a summary of information about the Stock Options and Warrants outstanding at June 30, 2007.

	Shares Underlying Options and Warrants Outstanding			Shares Underlying Options and Warrants Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.15 - 0.78	5,697,499	1.58 years	$0.30	5,697,499	$0.30

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2007	2006

Average risk-free interest rates	5.07%	5.25%
Average expected life (in years)	2	2
Volatility	194%	168%

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

The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during the six months ended June 30, 2007 was approximately $0.34 per option, or warrant.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

	Number Of Shares	Weighted Average Exercise Price
Balance, December 31, 2006	4,411,836	$0.32
Options cancelled	(200,000)	(0.25)
Options expired	(576,670)	(0.56)
Options vested during the period	2,062,333	0.34

Balance, June 30, 2007	5,697,499	0.30

Exercisable, June 30, 2007	5,697,499	$0.30

PLAYERS NETWORK
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 – Subsequent events

Stock issuances

On July 20, 2007 the Company sold 1,250,000 shares of common stock, and warrants to purchase another 1,250,000 shares at $0.25 per share, to an accredited investor for $250,000.

On July 26, 2007 the Company issued 34,000 shares of restricted "144" common stock for services rendered as part of a consulting agreement.

On July 30, 2007 the Company entered into a consulting agreement and authorized the issuance of 120,000 shares of restricted “144” common stock as compensation, as well as the authorization of an additional 120,000 shares of unrestricted “S-8” common stock.

Stock Options

On July 23, 2007, the Company granted 25,000 stock options to a consultant for commissions rendered. The options are exercisable until July 23, 2010 at an exercise price of $0.30 per share.

On July 23, 2007, the Company granted 50,000 stock options to an employee as a bonus for services rendered. The options are exercisable until July 23, 2010 at an exercise price of $0.30 per share.

On July 23, 2007, the Company granted 50,000 stock options to an employee as a bonus for services rendered. The options are exercisable until July 23, 2010 at an exercise price of $0.30 per share.

On July 23, 2007, the Company granted 10,000 stock options to a consultant for services rendered. The options are exercisable until July 23, 2009 at an exercise price of $0.30 per share.

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

•	our current lack of working capital;

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

In 2005, the Company realigned its focus away from its private network strategy toward a highly distributed business-to-consumer digital network strategy. We began implementing this strategy by seeking partners to broadcast our programming through new distribution channels, including Video on Demand (VOD) Television, broadband internet, and mobile devices such as cell phones and PDA’s. In 2006, we entered into distribution agreements with Comcast Communications, Yahoo, Google and Google.UK, we’ve recently added TIVO and You Tube to our family of broadcast partners.

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

Results of operations for the three months ended June 30, 2007 and 2006

	For the three months ended June 30,		Increase /
	2007	2006	(Decrease)
Revenues	$63,841	$36,160	$27,681

Direct operating costs	70,614	13,935	56,679
General and administrative expenses	140,462	142,744	(2,282)
Salaries and wages	203,400	152,067	51,333
Consulting services	189,976	204,416	(14,440)
Rent	19,304	17,318	1,986
Depreciation and amortization	9,303	9,231	72
Total operating expenses	633,059	539,711	93,348

Net operating (loss)	(569,218)	(503,551)	(65,667)
Total other income (expense)	50,998	(129,433)	180,431

Net (loss)	$(518,220)	$(632,984)	$(114,764)

Revenues:
During the three months ended June 30, 2007, we received revenues primarily from three sources - licensing fees from our private networks and the sale of in-home media, advertising fees, and third party programming and production fees. Aggregate revenues for the three months ended June 30, 2007 increased to $63,841compared to $36,160 for the three months ended June 30, 2006, an increase of $27,681, or approximately 77%. Revenues increased due to the increase of production revenues generated from the distribution of our video content via DVD sales, and additional production revenues from the sale of video covering photo shoots and other special events.

Direct operating costs:
Direct operating costs were $70,614 for the three months ended June 30, 2007 compared to $13,935 for the same period in 2006, an increase of $56,679 or approximately 400% primarily related to our increased development of video content needed to fill our programming for the additional distribution vehicles, such as, TIVO and You Tube.

General and administrative:
General and administrative expenses were $140,462 for the three months ended June 30, 2007 compared to $142,744 for the three months ended June 30, 2006, a decrease of $2,282 or approximately 2%. General and administrative expenses were comprised of approximately $40,400 in professional fees, $7,300 in utilities expenses, $9,000 in insurance expenses, $2,600 in marketing fees, $32,200 in casual labor and commissions related to the sound stage rentals, $28,000 in payroll taxes, $1,700 in employee benefits, and approximately $19,300 related to miscellaneous office costs. Approximately 60% of general and administrative expenses were paid through the issuance of shares of the Company’s common stock. The Company recorded these non-cash expenses at the fair value of the common stock issued for services.

Salaries and wages:
Salaries and wages expense was $203,400 for the quarter ended June 30, 2007 compared to $152,067 for the quarter ended June 30, 2006, an increase of $51,333 or approximately 34% was due to officer bonuses paid in preferred stock. The Company recorded non-cash expenses for salaries and wages of $139,829 in the quarter ended June 30, 2007. Non-cash expenses consisted of the value of common stock, recorded at fair value, issued to Mr. Bradley and Mr. Berk in the amount of $39,829, as well as, $100,000 of preferred stock, recorded at fair value, issued to Mr. Bradley and Mr. Berk.

Consulting services:
Consulting services expense was $189,976 for the quarter ended June 30, 2007 compared to $204,416 for the quarter ended June 30, 2006, a decrease of $14,440 or approximately 7%. The decrease in consulting services was primarily due to the Company’s Officers handling more of the tasks that were previously delegated to outside consultants. During the quarter ended June 30, 2007, the Company recorded non-cash expenses for consulting services totaling $170,479. The non-cash expenses consisted of the value of common stock, recorded at fair value, issued to service providers.

Rent:
Rent expense was $19,304 for the quarter ended June 30, 2007 compared to $17,318 for the quarter ended June 30, 2006, an increase of $1,986 or 11%. Rent expense Increased for the quarter ended June 30, 2007 due to late charges and penalties.

Depreciation and amortization:
Depreciation and amortization expense was $9,303 for the quarter ended June 30, 2007 compared to $9,231for the six months ended June 30, 2006, a increase of $72 or approximately 1%.

Net operating loss:
Net operating loss for the quarter ended June 30, 2007 was $569,218 compared to a net operating loss of $503,551 for the quarter ended June 30, 2006, an increase of $65,667 or 13% as a result of the Company's increased content production and programming development, and bonuses awarded to Company Officers.

Other income (expense):
Other income (expense) consisted of $50,998 of other income for the three months ended June 30, 2007 compared to $(129,433) of other expenses for the same period in 2006, an increase of $180,431 or approximately 412% primarily related to a gain on settlement of certain debts in the amount of $74,610 during 2007 compared to a loss of $31,000 recognized in 2006, and reductions in interest expense and financing costs related to financing activities.

Net loss:
The net loss for the quarter ended June 30, 2007 was $518,220 or approximately ($0.02) per share compared to a net loss of $632,984 for the quarter ended June 30, 2006, or approximately ($0.03) per share, a decrease in net loss of $114,764. Net loss decreased primarily due to the debt forgiveness income of $74,610 and reductions in interest expense and financing costs related to financing activities.

Results of operations for the six months ended June 30, 2007 and June 30, 2006

	For the six months ended June 30,		Increase /
	2007	2006	(Decrease)
Revenues	$150,406	$109,920	$40,486

Direct operating costs	103,880	92,113	11,767
General and administrative expenses	245,577	272,396	(26,819)
Salaries and wages	296,954	259,506	37,448
Consulting services	411,184	382,811	28,373
Rent	31,956	37,429	(5,473)
Depreciation and amortization	22,935	27,263	(4,328)
Total operating expenses	1,112,486	1,071,518	40,968

Net operating (loss)	(962,080)	(961,598)	(482)
Total other income (expense)	28,101	(147,216)	175,317

Net (loss)	$(933,979)	$(1,108,814)	$(174,835)

Revenues:
During the six months ended June 30, 2007, we received revenues primarily from three sources - licensing fees from our private networks and the sale of in-home media, advertising fees, and third party programming and production fees. Aggregate revenues for the six months ended June 30, 2007 increased to $150,406 compared to $109,920 for the six months ended June 30, 2006, an increase of $40,486, or approximately 37%. Revenues increased due to the increase of production revenues generated from the distribution of our video content via DVD sales, and additional production revenues from the sale of video covering photo shoots and other special events.

Direct operating costs:
Direct operating costs were $103,880 for the six months ended June 30, 2007 compared to $92,113 for the same period in 2006, an increase of $11,767 or approximately 13% primarily related to our increased development of video content needed to fill our programming for the additional distribution vehicles, such as, TIVO and You Tube.

General and administrative:
General and administrative expenses were $245,577 for the six months ended June 30, 2007 compared to $272,396 for the six months ended June 30, 2006, a decrease of $26,819 or approximately 10%. General and administrative expenses were comprised of approximately $75,000 in professional fees, $15,300 in utilities expenses, $11,500 in insurance expenses, $3,800 in marketing fees, $54,600 in casual labor and commissions related to the sound stage rentals, $45,200 in payroll taxes, $4,300 in employee benefits, and approximately $35,900 related to miscellaneous office costs. Approximately 50% of general and administrative expenses were paid through the issuance of shares of the Company’s common stock. The Company recorded these non-cash expenses at the fair value of the common stock issued for services.

Salaries and wages:
Salaries and wage expense was $296,954 for the six months ended June 30, 2007 compared to $259,506 for the six months ended June 30, 2006, an increase of $37,448 or approximately 14% was due to officer bonuses paid in preferred stock. The Company recorded non-cash expenses for salaries and wages of $214,829 in the six months ended June 30, 2007. Non-cash expenses consisted of the value of common stock, recorded at fair value, issued to Mr. Bradley and Mr. Berk in the amount of $114,829, as well as, $100,000 of preferred stock, recorded at fair value, issued to Mr. Bradley and Mr. Berk.

Consulting services:
Consulting services expense was $411,184 for the six months ended June 30, 2007 compared to $382,811 for the six months ended June 30, 2006, an increase of $28,373 or approximately 7%. The increase in consulting services resulted primarily from an increase in content production and programming development, which are primarily provided by free-lance consultants. During the six months ended June 30, 2007, the Company recorded non-cash expenses for consulting services totaling $344,415. The non-cash expenses consisted of the value of common stock, recorded at fair value, issued to service providers.

Rent:
Rent expense was $31,956 for the six months ended June 30, 2007 compared to $37,429 for the six months ended June 30, 2006, a decrease of $5,473 or 15%. Rent expense decreased for the six months ended June 30, 2007 due to the timing of rental payments.

Depreciation and amortization:
Depreciation and amortization expense was $22,935 for the six months ended June 30, 2007 compared to $27,263 for the six months ended June 30, 2006, a decrease of $4,328 or approximately 16% due to the nature of the assets reaching the end of their useful lives.

Net operating loss:
Net operating loss for the six months ended June 30, 2007 was $962,080 compared to a net operating loss of $961,598 for the quarter ended June 30, 2006, a decrease of $482 or 0%.

Other income (expense):
Other income (expense) consisted of $28,101 of other income for the six months ended June 30, 2007 compared to $(147,216) of other expenses for the same period in 2006, an increase of $175,317 or approximately 400% primarily related to a gain on settlement of certain debts in the amount of $74,610 during 2007 compared to a loss of $31,000 recognized in 2006, and reductions in interest expense and financing costs related to financing activities.

Net loss:
The net loss for the six months ended June 30, 2007 was $933,979 or approximately ($0.04) per share compared to a net loss of $1,108,814 for the six months ended June 30, 2006, or approximately ($0.06) per share, a decrease in net loss of $174,835. Net loss decreased primarily due to the debt forgiveness income of $74,610 and reductions in interest expense and financing costs related to financing activities.

OPERATION PLAN

During the next twelve months we plan to continue to focus our efforts on building our library of video content that will enable us to expand our relationships with existing communication companies and allow us to seek new relationships as well. We will also focus on aggressively marketing our content to secure advertising revenue from the growing video on demand market, and internet based vehicles, such as You Tube.

We are also actively pursuing new and innovative uses for our sound stage. It is our goal to keep the sound stage rentals at full occupancy over the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2007 compared to June 30, 2006.

	June 30,
	2007	2006
Total assets	$67,210	$45,866

Accumulated deficit	(14,255,762)	(12,276,137)

Stockholders’ deficit	(1,044,199)	(663,635)

Working capital deficit	$(632,736)	$(412,370)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At June 30, 2007, we had a negative working capital position of approximately $(632,736). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice in fiscal 2007. In the quarter ended June 30, 2007, the Company issued 3,709,978 shares of common stock valued at $559,245 in lieu of cash payments to employees and outside consultants. The Company is not in a position currently to determine an approximate number of shares that the Company may issue for the preceding purpose in fiscal 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going concern

Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have incurred recurring net losses of $632,984in 2006 and $518,220in the quarter ended June 30, 2007, and we have an accumulated deficit of $14,255,762and a working capital deficit of $(632,736) as of June 30, 2007. In order to obtain the necessary capital, we will need to raise additional funds. There are no assurances that we will be successful in raising additional capital, without which it would be unlikely for us to continue as a going concern.

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

For the last two fiscal years ended December 31, 2006 and 2005, we sustained net losses of $2,154,460 and $3,469,568, respectively. At June 30, 2007 we had a working capital deficit of $632,736. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of our securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

·	Deliver to the customer, and obtain a written receipt for, a disclosure document;

·	Disclose certain price information about the stock;

·	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

·	Send monthly statements to customers with market and price information about the penny stock; and

·	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. We conducted an evaluation, with the participation of Mark Bradley, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon his evaluation, Mr. Bradley concluded that as of June 30, 2007, our disclosure controls and procedures were effective.

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

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

On July 20, 2007 the Company sold 1,250,000 shares of common stock, and warrants to purchase another 1,250,000 shares at $0.25 per share, to an accredited investor for $250,000.

On July 30, 2007 the Company entered into a consulting agreement and authorized the issuance of 120,000 shares of restricted “144” common stock as compensation, as well as the authorization of an additional 120,000 shares of unrestricted “S-8” common stock.

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

Stock Options

On July 23, 2007, the Company granted 25,000 stock options to a consultant for commissions rendered. The options are exercisable until July 23, 2010 at an exercise price of $0.30 per share.

On July 23, 2007, the Company granted 50,000 stock options to an employee as a bonus for services rendered. The options are exercisable until July 23, 2010 at an exercise price of $0.30 per share.

On July 23, 2007, the Company granted 50,000 stock options to an employee as a bonus for services rendered. The options are exercisable until July 23, 2010 at an exercise price of $0.30 per share.

On July 23, 2007, the Company granted 10,000 stock options to a consultant for services rendered. The options are exercisable until July 23, 2009 at an exercise price of $0.30 per share.

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
Date: August 13, 2007