Form 10QSB
period 2007-09-30
PLAYERS NETWORK
filed 2007-11-14
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 12, 2007, was 28,402,831 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Players Network
Condensed Balance Sheet
(unaudited)

September 30,
2007
Assets

Current assets:
Cash	$51,023
Accounts receivable, net of allowance
for doubtful accounts of $32,947	2,950
Prepaid expense	575
Total current assets	54,548

Fixed assets, net of accumulated depreciation of $13,855	6,973

$61,521

Liabilities and Stockholders' Equity

Current liabilities:
Deferred revenues	$36,667
Accounts payable	331,648
Accrued expenses	285,635
Current maturities of long term debt	7,500
Total current liabilities	661,450

Long term debt	430,000

Stockholders' (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	-
Preferred stock owed but not issued, (800,000 shares)	800
Common stock, $0.001 par value, 150,000,000 shares authorized; 28,402,831 shares issued and outstanding	28,403
Additional paid-in capital	13,958,354
Unamortized share based compensation	(159,743)
Unamortized beneficial conversion feature of long term debt	(98,497)
Accumulated (deficit)	(14,759,246)
(1,029,929)

$61,521

The accompanying notes are an integral part of these condensed financial statements

Players Network
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue
Network	$39,764	$5,860	$57,723	$21,010
Production and other	49,995	78,854	182,442	173,084
Total revenue	89,759	84,714	240,165	194,094

Expenses:
Direct operating costs	92,727	58,647	256,241	150,760
General and administrative expenses	93,254	38,847	279,197	311,243
Officer salaries and wages	135,000	75,000	385,000	225,000
Salaries and wages	23,211	67,038	70,165	176,544
Consulting services	166,528	158,411	464,022	406,770
Consulting services, related party	5,000	40,991	118,690	186,693
Rent	18,803	16,875	50,759	43,054
Depreciation and amortization	5,087	4,832	28,022	32,095
Total operating expenses	539,610	460,641	1,652,096	1,532,159

Net operating (loss)	(449,851)	(375,927)	(1,411,931)	(1,338,065)

Other income (expense):
Interest expense	(8,364)	(66,310)	(27,289)	(138,743)
Gain (loss) on disposal of fixed assets	(31,477)	-	(31,477)	-
Gain (loss) on debt settlement	-	(14,628)	74,610	(45,628)
Financing costs	(13,792)	-	(41,376)	(43,783)
Total other income (expenses)	(53,633)	(80,938)	(25,532)	(228,154)

Net (loss)	$(503,484)	$(456,865)	$(1,437,463)	$(1,566,219)

Weighted average number of common shares outstanding - basic and fully diluted	27,561,728	21,179,762	25,533,089	20,060,715

Net (loss) per share - basic & fully diluted	$(0.02)	$(0.02)	$(0.06)	$(0.08)

The accompanying notes are an integral part of these condensed financial statements

Players Network
Condensed Statements of Cash Flows
(unaudited)

	For the nine months ended
	Septmeber 30,
	2007	2006

Cash flows from operating activities
Net (loss)	$(1,437,463)	$(1,566,219)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Bad debts	-	46,628
Loss on disposal of fixed assets	31,477	-
Gain on debt settlements	(74,610)	-
Depreciation and amortization expense	28,022	32,095
Stock issued for services	368,515	379,326
Stock issued for services, related party	47,900	176,544
Stock issued for wages, related party	274,829	-
Options and warrants issued for services	266,681	38,778
Amortization of warrants	88,211	5,005
Amortization of beneficial conversion feature	41,376	133,476
Decrease (increase) in assets:
Accounts receivable	1,300	3,890
Prepaid expenses and other current assets	1,290	13,783
Increase (decrease) in liabilities:
Accounts payable	(90,578)	53,139
Accrued expenses	266,030	(8,149)
Accrued expenses, related party	(144,831)	138,220
Deferred revenues	36,667	-
Net cash (used in) operating activities	(295,184)	(553,484)

Cash flows from financing activities
Proceeds from sale of common stock	322,200	52,500
Proceeds from long term debt	12,500	455,000
Repayments of long term debt	(5,000)	-
Net cash provided by financing activities	329,700	507,500

Net increase in cash	34,516	(45,984)
Cash - beginning	16,507	53,385
Cash - ending	$51,023	$7,401

Supplemental disclosures:
Interest paid	$5,532	$1,176
Income taxes paid	$-	$-

Non-cash transactions:
Stock issued for services	$368,515	$379,326
Number of shares issued for services	2,437,165	1,173,000

Stock issued for services, related party	$47,900	$176,544
Number of shares issued for services, related party	291,000	706,666

Stock issued for wages, related party	$274,829	$-
Number of shares issued for wages	1,264,647	-

Stock options and warrants issued for services	$266,681	$43,783
Number of stock options and warrants issued for services	2,075,000	1,240,000

The accompanying notes are an integral part of these condensed financial statements

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

Note 2 - Going concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($14,759,246), and as of September 30, 2007, the Company’s current liabilities exceeded its current assets by $606,902 and its total liabilities exceeded its total assets by $1,029,929. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Long Term Debt

Long-term debt consists of the following at September 30, 2007 and 2006, respectively:

	2007	2006
5% unsecured convertible debentures, due in September 2009, convertible into 333,333 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	$50,000	$-
5% unsecured convertible debentures, due in August 2009, convertible into 400,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	60,000	-
5% unsecured convertible debentures, due in June 2009, convertible into 200,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	30,000	-
5% unsecured convertible debentures, due in June 2009, convertible into 100,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	15,000	-
5% unsecured convertible debentures, due in May 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	25,000	-
5% unsecured convertible debentures, due in March 2009, convertible into 571,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	200,000	200,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
Unsecured demand note due to a former Officer of the Company. The non interest bearing debt is expected to be repaid in the near term.	7,500	-
Total debt	437,500	250,000
Less: current portion	7,500	-
Long-term debt, less current portion	$430,000	$250,000

Future maturities of long-term debt are as follows as of June 30, 2007:

2007	$7,500
2008	-
2009	430,000
2010	-
2011	-
Thereafter	-
$437,500

Accrued interest on the above convertible notes totaled $30,284 at September 30, 2007. As of September 30, 2007 principal and interest on the notes payable are convertible into 2,040,925 shares of common stock.

Interest expense totaled $27,289 and $138,743 for the nine months ended September 30, 2007 and 2006, respectively, of which $5,532 and $1,640, respectively was incurred from credit card finance charges and accounts payable finance charges.

The Company has recorded a beneficial conversion feature of $167,952 in connection with the convertible debentures. The resulting discount is being amortized over the term of the debt instruments. Amortization of the beneficial conversion feature was $41,376 for the nine months ended September 30, 2007. This amount has been included in financing costs expense for the nine months ended, September 30, 2007.

Note 4 - Related party transactions

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

On June 18, 2007 the board of directors authorized the issuance of 250,000 shares of series A preferred stock to each of two of the Company’s Officers as a compensation bonus. The preferred shares carry preferential voting rights of 25:1 and are convertible to common stock on a 1:1 basis. The total fair value of the common stock on June 18, 2007 was $100,000. The shares had been authorized, but un-issued as of September 30, 2007.

On June 18, 2007 the Company issued 117,647 shares of common stock to an Officer of the Company as payment for compensation. The fair value of the common stock was $17,706 at the date of issuance.

On June 18, 2007 the Company issued 147,000 shares of common stock to an Officer of the Company as payment for compensation. The fair value of the common stock was $22,124 at the date of issuance.

On September 18, 2007 the board of directors authorized the issuance of 150,000 shares of series A preferred stock to each of two of the Company’s Officers as a compensation bonus. The preferred shares carry preferential voting rights of 25:1 and are convertible to common stock on a 1:1 basis. The total fair value of the common stock on September 18, 2007 was $60,000. The shares had been authorized, but un-issued as of September 30, 2007. These shares were issued on October 7, 2007.

Note 5 - Stockholders’ equity

During the nine months ended September 30, 2007, the Company cancelled a total of 225,000 shares of common stock to five different consultants for services which had not been performed as agreed upon.

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

On June 18, 2007 the board of directors authorized the issuance of 250,000 shares of series A preferred stock to each of two of the Company’s Officers as a compensation bonus. The preferred shares carry preferential voting rights of 25:1 and are convertible to common stock on a 1:1 basis. The total fair value of the common stock on June 18, 2007 was $100,000. The shares had been authorized, but un-issued as of September 30, 2007. These shares were issued on October 7, 2007.

On July 20, 2007 the Company sold 1,250,000 shares of common stock, and warrants to purchase another 1,250,000 shares at $0.20 per share, to an accredited investor for $250,000.

On July 24, 2007, the Company designated 2,000,000 shares of its blank check preferred stock as “Series A Preferred Stock” with 25:1 preferential voting rights and a 1:1 conversion into common stock feature.

On July 26, 2007 the Company sold 34,000 shares of common stock, and warrants to purchase another 34,000 shares at $0.15 per share, to an individual investor for $5,100.

On July 30, 2007 the Company entered into a consulting agreement for 120,000 shares of restricted “144” common stock as compensation, as well as the authorization of an additional 120,000 shares of unrestricted “S-8” common stock which were subsequently issued in August. These shares were valued at $18,000 and $27,000, respectively.

On September 18, 2007 the board of directors authorized the issuance of 150,000 shares of series A preferred stock to each of two of the Company’s Officers as a compensation bonus. The preferred shares carry preferential voting rights of 25:1 and are convertible to common stock on a 1:1 basis. The total fair value of the common stock on September 18, 2007 was $60,000. The shares had been authorized, but un-issued as of September 30, 2007.

On September 18, 2007 the Company authorized and issued 110,000 shares of restricted section 144, common stock to five different individuals for services performed. The common stock was valued at a total of $22,000.

On September 18, 2007 the Company authorized and issued 100,000 shares of restricted section 144, common stock to an investor relation company as part of an agreement that also called for the contribution of another 100,000 shares from a significant shareholder. The 100,000 shares of common stock were recorded as donated capital and valued at $20,000. The other 100,000 shares of common stock were also valued at $20,000. The entire expense of $40,000 is being amortized over the 4 month life of the agreement, and $5,000 was expensed in the three months ending September 30, 2007.

On September 18, 2007 the Company authorized and issued 150,000 shares of unrestricted S-8 common stock for future legal services. The common stock was valued at a total of $30,000 and will be amortized as the services are performed.

On September 18, 2007 the Company issued 177,169 shares of restricted section 144, common stock to a note holder per the conversion terms of the convertible promissory note. The shares were exchanged for $25,000 of principal and $1,575 of accrued interest.

Note 6 - Stock options and warrants

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

On April 16, 2007 the Company granted 50,000 stock options to a consultant as a finder’s fee for the communications contract. The options were earned and vested on June 30, 2007 and are exercisable until June 30, 2009 at an exercise price of $0.30 per share. The estimated value using the Black-Scholes Pricing Model was $9,821 and is being amortized over the remaining nine and a half month life of the contract.

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

On July 23, 2007, the Company granted 25,000 stock options to a consultant for commissions rendered. The options are exercisable until July 23, 2010 at an exercise price of $0.30 per share. The estimated value using the Black-Scholes Pricing Model was $4,957.

On July 23, 2007, the Company granted 50,000 stock options to an employee as a bonus for services rendered. The options are exercisable until July 23, 2010 at an exercise price of $0.30 per share. The estimated value using the Black-Scholes Pricing Model was $9,913.

On July 23, 2007, the Company granted 50,000 stock options to an employee as a bonus for services rendered. The options are exercisable until July 23, 2010 at an exercise price of $0.30 per share. The estimated value using the Black-Scholes Pricing Model was $9,913.

On July 23, 2007, the Company granted 10,000 stock options to a consultant for services rendered. The options are exercisable until July 23, 2009 at an exercise price of $0.30 per share. The estimated value using the Black-Scholes Pricing Model was $1,790.

On July 24, 2007, the Company granted 250,000 stock options as part of a consulting agreement for services rendered. The options are exercisable until July 24, 2010 at an exercise price of $0.30 per share. The estimated value using the Black-Scholes Pricing Model was $37,829 and is being amortized over the remaining eight and a half month life of the contract.

On September 24, 2007, the Company granted 50,000 cashless stock options to a consultant for services rendered. The options are exercisable until September 23, 2010 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model was $8,245.

On September 24, 2007, the Company granted 50,000 cashless stock options to an employee as a bonus for services rendered. The options are exercisable until September 23, 2010 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model was $8,245.

On September 24, 2007, the Company granted 30,000 cashless stock options to an employee as a bonus for services rendered. The options are exercisable until September 23, 2010 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model was $4,947.

On September 24, 2007, the Company granted 50,000 cashless stock options to a director for services rendered. The options are exercisable until September 23, 2010 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model was $8,245.

On September 24, 2007, the Company granted 200,000 stock options as part of a consulting agreement for services rendered. The options are exercisable until September 23, 2008 at an exercise price of $0.20 per share. The estimated value using the Black-Scholes Pricing Model is $24,640 and is being amortized over the four month life of the agreement.

Options and Warrants Cancelled

During the nine months ended September 30, 2007, the Company cancelled 200,000 options that were outstanding at December 31, 2006.  The cancellation of the options had no impact on the current period operations.

Options and Warrants Expired

During the nine months ending September 30, 2007, 918,336 options that were outstanding as of December 31, 2006 expired.  The expiration of the options had no impact on the current period operations.

Options and Warrants Exercised

No options were exercised during the nine month period ended September 30, 2007.

The following is a summary of information about the Stock Options and Warrants outstanding at September 30, 2007.

Shares Underlying
Shares Underlying Options and Warrants Outstanding				Options and Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.15 - 0.78	7,404,833	2.57 years	$0.29	7,404,833	$0.29

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2007	2006

Average risk-free interest rates	5.07%	5.25%
Average expected life (in years)	2	2
Average Volatility	194%	168%

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

The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during the nine months ending September 30, 2007 was approximately $0.44 per option, or warrant.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2006	4,411,836	$0.32
Options cancelled	(200,000)	(0.25)
Options expired	(918,336)	(0.44)
Options vested during the period	4,111,333	0.30

Balance, September 30, 2007	7,404,833	0.29

Exercisable, September 30, 2007	7,404,833	$0.29

Note 7 - Subsequent events

Stock issuances

On October 7, 2007 the Company issued 400,000 of series A preferred stock to each of two of the Company’s Officers. The compensation expense had been previously recorded and the shares were presented as authorized and un-issued as of September 30, 2007.

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

In 2005, the Company realigned its focus away from its private network strategy toward a highly distributed business-to-consumer digital network strategy. We began implementing this strategy by seeking partners to broadcast our programming through new distribution channels, including Video on Demand (VOD) Television, broadband internet, and mobile devices such as cell phones and PDA’s. In 2006, we entered into distribution agreements with Comcast Communications, Yahoo, Google and Google.UK, In 2007, we entered into agreements with TIVO and You Tube.

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

In April 2007, the Company entered into a one-year distribution agreement with TIVO, which will provide the Company with a minimum of 585,000 set top boxes through which the Company’s programming can be delivered. Any revenue to be received by the Company will be from sales of advertising.

During January 2007 the Company entered into an agreement with High Speed Motor Sports Inc. to co-develop existing video footage involving Vintage Drag Racing. Pursuant to the agreement, High Speed Motor Sports is obligated to contribute $45,000 toward development costs and the Company is obligated to contribute development services. In addition, the two companies will share equally in any proceeds from future sales, or television revenues. High Speed Motor Sports paid $22,500 to Players Network on January 23, 2007 to fund the project. The Company has recorded the funds received to date as a liability until development is completed.

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

In 2007 Players Network plans to continue focusing the Company’s efforts on building its proprietary library of original Las Vegas and Gaming Lifestyle video content, which will enable Players Network to continue supplying its current distribution platforms on Television, Internet Broadband, and other digital platforms, with high-quality, original content, while continuing to expand its worldwide distribution to new platforms and thereby increase its viewership, leading to increased value for Players Network advertisers. Players Network will also continue to aggressively market its content in order to secure increased advertising revenue from the rapidly growing Video On Demand (VOD) market, and internet based distribution vehicles, such as YouTube.

Players Network will also continue to actively pursue new and innovative uses for its sound stage both as an in-house venue for its own productions, and rental stage for other productions. It is Players Network’s goal to keep the sound stage rentals at full occupancy over the next twelve months.

Results of operations for the three and nine months ended September 30, 2007 and 2006

	For the three months ended September 30,		Increase / (Decrease)	For the nine months ended September 30,		Increase / (Decrease)
	2007	2006		2007	2006
Revenues	$ 89,759	$ 84,714	$ 5,045	$ 240,165	$ 194,094	$ 46,071

Direct operating costs	92,727	58,647	34,080	256,241	150,760	105,481
General and administrative expenses	93,254	38,847	54,407	279,197	311,243	(32,046)
Salaries and wages	158,211	142,038	16,173	455,165	401,544	53,621
Consulting services	171,528	199,402	(27,874)	582,712	593,463	(10,751)
Rent	18,803	16,875	1,928	50,759	43,054	7,705
Depreciation and amortization	5,087	4,832	255	28,022	32,095	(4,073)
Total operating expenses	539,610	460,641	78,969	1,652,096	1,532,159	119,937

Net operating (loss)	(449,851)	(375,927)	73,924	(1,411,931)	(1,338,065)	73,866
Total other income (expense)	(53,633)	(80,938)	(27,305)	(25,532)	(228,154)	(202,622)

Net (loss)	$(503,484)	$(456,865)	$46,619	$(1,437,463)	$(1,566,219)	$(128,756)

Revenues:

For the three and nine months ended September 30, 2007, we received revenues primarily from three sources - licensing fees from our private networks and the sale of in-home media, advertising fees, and third party programming and production fees. Revenues for the three months ended September 30, 2007 increased by $5,045 to $89,759, an increase of approximately 6% over the prior year period. Revenues for the nine months ended September 30, 2007 increased by $46,071 to $240,165 an increase of approximately 24% over the prior year period. Revenues increased primarily due to an increase in DVD sales of our video content, and an increase in production fees related to the sale of our “Winners and Jackpots” programming with a major cable television company.

Direct operating costs:

Direct operating costs for the three months ended September 30, 2007 increased by $34,080 to $92,727, an increase of approximately 37% over the prior year period. Direct operating costs for the nine months ended September 30, 2007 increased by $105,481 to $256,241 or approximately 70% over the prior year period. Direct operating costs increased primarily as a result of increased development of video content needed to expand our programming base. The costs were expensed, rather than capitalized, due to the uncertainty of realizing future revenues from the video content.

General and administrative:

General and administrative expenses for the three months ended September 30, 2007 increased by $54,407 to $93,254 an increase of approximately 58%, as a result of increased professional fees. General and administrative expenses for the nine months ended September 30, 2007 decreased by $32,046 to $279,197 a decrease of approximately 10%. General and administrative expenses for the nine months ended September 30, 2007 were comprised of approximately $96,000 in professional fees, $18,000 in utilities expenses, $18,000 in insurance expenses, $4,000 in marketing fees, $79,000 in payroll taxes, $4,300 in employee benefits, and approximately $60,000 related to miscellaneous operating costs. Approximately 7% of general and administrative expenses were paid through the issuance of shares of the Company’s common stock. The Company recorded these non-cash expenses at the fair value of the common stock issued for services.

Salaries and wages:

Salaries and wages expense for the three months ended September 30, 2007 increased by $16,173 to $158,211 an increase of approximately 11% as a result of officer bonuses paid in preferred stock. Salaries and wages expense for the nine months ended September 30, 2007 increased by $53,621 to $455,165 an increase of approximately 13%. The Company recorded non-cash expenses for salaries and wages of $60,000 in the quarter ended September 30, 2007. Non-cash expenses consisted of the value of convertible preferred stock, recorded at fair value, issued to Mr. Bradley and Mr. Berk in the amount of $60,000.

Consulting services:

Consulting services expense was $171,528 for the quarter ended September 30, 2007 compared to $199,402 for the quarter ended September 30, 2006, a decrease of $27,874 or approximately 14%. The decrease in consulting services was primarily due to the Company’s officers handling more of the tasks that were previously delegated to outside consultants. During the quarter ended September 30, 2007, the Company recorded non-cash expenses for consulting services totaling $176,079. The non-cash expenses consisted of the value of common stock, recorded at fair value, issued to service providers.

Consulting services expense was $582,712 for the nine months ended September 30, 2007 compared to $593,463 for the nine months ended September 30, 2006, a decrease of $10,751 or approximately 2%. The decrease in consulting services was primarily due to the Company’s officers handling more of the tasks that were previously delegated to outside consultants. During the nine months ended September 30, 2007, the Company recorded non-cash expenses for consulting services totaling $582,712. The non-cash expenses consisted of the value of common stock, recorded at fair value, issued to service providers.

Rent:

Rent expense was $18,803 for the quarter ended September 30, 2007 compared to $16,875 for the quarter ended September 30, 2006, an increase of $1,928 or 11%. Rent expense increased for the quarter ended September 30, 2007 due to late charges and penalties.

Rent expense was $50,759 for the nine months ended September 30, 2007 compared to $43,054 for the nine months ended September 30, 2006, an increase of $7,705 or 18%. Rent expense increased for the nine months ended September 30, 2007 due to the timing of rental payments.

Depreciation and amortization:

Depreciation and amortization expense was $5,087 for the quarter ended September 30, 2007 compared to $4,832 for the nine months ended September 30, 2006, an increase of $255 or approximately 5%.

Depreciation and amortization expense was $28,022 for the nine months ended September 30, 2007 compared to $32,095 for the nine months ended September 30, 2006, a decrease of $4,073 or approximately 13% due to the nature of the assets reaching the end of their useful lives.

Net operating loss:

Net operating loss for the quarter ended September 30, 2007 was $449,851 compared to a net operating loss of $375,927 for the quarter ended September 30, 2006, an increase of $73,924 or 20% as a result of the Company's increased content production and programming development, and bonuses awarded to Company officers.

Net operating loss for the nine months ended September 30, 2007 was $1,411,931 compared to a net operating loss of $1,338,065 for the quarter ended September 30, 2006, an increase of $73,866 or 6% for the reasons stated above.

Other income (expense):

Other income (expense) consisted of $53,633 of other expenses for the three months ended September 30, 2007 compared to $80,938 of other expenses for the same period in 2006, a decrease of $27,305 or approximately 34% primarily related to a loss on the disposal of certain fixed assets in the amount of $31,477, and a reduction in interest and financing costs of $58,782 during 2007 compared to the same period in 2006.

Other income (expense) consisted of $25,532 of other expenses for the nine months ended September 30, 2007 compared to $228,154 of other expenses for the same period in 2006, a decrease of $202,622 or approximately 89% primarily related to a gain on settlement of certain debts in the amount of $74,610 during 2007 compared to a loss of $45,628 recognized in 2006, a loss on the disposal of fixed assets in the amount of $31,477, and reductions in interest expense and financing costs related to financing activities.

Net loss:

The net loss for the three and nine months ended September 30, 2007 was $503,484 and 1,437,463 or approximately $0.02 and $0.06 per share, respectively, compared to a net loss of $456,865 and 1,566,219 or approximately $0.02 and $0.08 per share, respectively for the prior year periods. Net loss increased in the third quarter primarily due to the issuance of bonuses in the form of preferred stock to Company officers.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2007 compared to September 30, 2006.

	September 30,
	2007	2006
Total assets	$61,521	$105,604

Accumulated deficit	(14,759,246)	(12,732,822)

Stockholders’ deficit	(1,029,929)	(878,681)

Working capital deficit	$(606,902)	$(503,784)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($14,759,246), and as of September 30, 2007, the Company’s current liabilities exceeded its current assets by $606,902 and its total liabilities exceeded its total assets by $1,029,929.

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

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice for the foreseeable future. In the quarter ended September 30, 2007, the Company issued 752,169 shares of common stock valued at $93,575 in lieu of cash payments to employees and outside consultants. The Company is not in a position currently to determine an approximate number of shares that the Company may issue for the preceding purpose in fiscal 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have incurred recurring net losses of $2,154,460 in 2006 and $1,437,463 in the nine months ended September 30, 2007, and we have an accumulated deficit of $14,759,246 and a working capital deficit of $606,902 as of September 30, 2007. In order to obtain the necessary capital, we will need to raise additional funds. There are no assurances that we will be successful in raising additional capital, without which it would be unlikely for us to continue as a going concern.

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

For the last two fiscal years ended December 31, 2006 and 2005, we sustained net losses of $2,154,460 and $3,469,568, respectively. At September 30, 2007 we had a working capital deficit of $606,902. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of our securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. We conducted an evaluation, with the participation of Mark Bradley, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon his evaluation, Mr. Bradley concluded that as of September 30, 2007, our disclosure controls and procedures were effective.

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

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

On July 20, 2007, the Company sold 1,250,000 shares of common stock, and warrants to purchase another 1,250,000 shares at $0.25 per share, to an accredited investor for $250,000.

On July 26, 2007, the Company sold 34,000 shares of common stock, and warrants to purchase another 34,000 shares at $0.15 per share, to an individual investor for $5,100.

On July 30, 2007, the Company entered into a consulting agreement and authorized the issuance of 120,000 shares of common stock in consideration for services.

On September 18, 2007, the board of directors authorized the issuance of 150,000 shares of series A preferred stock to each of two of the Company's officers as a compensation bonus. The preferred shares carry preferential voting rights of 25:1 and are convertible to common stock on a 1:1 basis. The total fair value of the common stock on September 18, 2007 was $60,000. The shares had been authorized, but un-issued as of September 30, 2007.

On September 18, 2007, the Company authorized and issued 110,000 shares of common stock to five different individuals for services rendered. The common stock was valued at a total of $22,000.

On September 18, 2007, the Company authorized and issued 100,000 shares of common stock to an investor relation company as part of an agreement that also called for the contribution of another 100,000 shares from a significant shareholder. The 100,000 shares of common stock were recorded as donated capital and valued at $20,000. The other 100,000 shares of common stock were also valued at $20,000. The entire expense of $40,000 is being amortized over the 4 month life of the agreement, and $5,000 was expensed in the three months ending September 30, 2007.

On September 18, 2007, the Company issued 177,169 shares of common stock to a note holder per the conversion terms of the convertible promissory note. The shares were exchanged for $25,000 of principal and $1,575 of accrued interest.

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

Stock Options

On July 23, 2007, the Company granted 25,000 stock options to a consultant for services rendered. The options are exercisable until July 23, 2010 at an exercise price of $0.30 per share.

On July 23, 2007, the Company granted 50,000 stock options to an employee as a bonus. The options are exercisable until July 23, 2010 at an exercise price of $0.30 per share.

On July 23, 2007, the Company granted 50,000 stock options to an employee as a bonus. The options are exercisable until July 23, 2010 at an exercise price of $0.30 per share.

On July 23, 2007, the Company granted 10,000 stock options to a consultant for services rendered. The options are exercisable until July 23, 2009 at an exercise price of $0.30 per share.

On July 24, 2007, the Company granted 250,000 options as part of a consulting agreement for services rendered.

On September 24, 2007, the Company granted 50,000 options to a consultant for services rendered.

On September 24, 2007, the Company granted 50,000 options to an employee as a bonus.

On September 24, 2007, the Company granted 30,000 options to an employee as a bonus.

On September 24, 2007, the Company granted 50,000 options to a director.

On September 24, 2007, the Company granted 200,000 options as part of a consulting agreement for services rendered.

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

Item 5. Other Information

On June 18, 2007, the Company appointed Terry Joseph Debono to the Company's Board of Directors.

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

Date: November 14, 2007