Form 10KSB
period 2007-12-31
PLAYERS NETWORK
filed 2008-04-15
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 000-29363

PLAYERS NETWORK
(Name of small business issuer in its charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4260 Polaris Avenue
Las Vegas, NV 89103
(Address of principal executive offices including zip code)

Issuer's telephone number: (702) 895-8884

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001
(Title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for fiscal year end December 31, 2007 were $326,159.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of April 11, 2008 was $2,579,055.

Common Stock outstanding at April 11, 2008: 29,862,069

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☒ No ☐

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains “forward-looking statements” about our business, financial condition and prospects based on our current expectations, assumptions, estimates, and projections about us and our industry. All statements other than statements of historical fact are “forward-looking statements”, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Unless otherwise required by law, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risks and Uncertainties” in this document.

In this form 10-KSB references to “PLAYERS NETWORK”, “the Company”, “we,” “us,” and “our” refer to PLAYERS NETWORK.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

Players Network was incorporated in the State of Nevada in March of 1993. Players Network is a global media and entertainment company engaged in the development, production, distribution and marketing of television programs and internet broadcasting about the Las Vegas and Gaming Lifestyles, and other related entertainment themes.

With an emphasis on unique, high-quality programming that captures the excitement, passion, enjoyment, sex appeal, entertainment, information, celebrity, and the non-stop adrenaline rush of the Las Vegas Gaming Lifestyle, Players Network’s content goes beyond poker, casino action, sports betting, and racing, to lifestyle programs about entertainment and fine living, attracting the young and the sophisticated viewers who view digital content most.

Much of Players Network’s programming is educational, involving experts helping viewers become smarter gaming consumers, so when they visit a casino they have the best chance possible to win. Many shows are celebrity driven, since so many celebrities in movies and music, TV and sports come to Las Vegas to play.

Players Network programming is conceived and produced to create successful advertising, cross-promotional and marketing opportunities for distributors and sponsors by engaging this highly targeted, desirable audience in programming that excites them.

Market Opportunity

The technology of media distribution and the digital revolution is rapidly changing in regards to the way consumer’s access television content. Instead of scheduled programming, video can now be viewed “On Demand” through digital cable television and satellite networks, broadband internet, and by downloading content to mobile and wireless devices such as MP3 players, cell phones and PDAs. Programming is becoming more targeted to specific consumer groups who want to watch specific content whenever they want to watch it. The old adage “Content is King” is more accurate today than ever, and in the lifestyle categories of Las Vegas entertainment and Gaming, Players Network wears the crown.

According to the American Gaming Association, more than $70 billion is spent annually on gaming and gaming-related activities and entertainment in the United States alone. The Las Vegas Visitor and Convention Authority also reports that at least 42 million people visit Las Vegas and other U.S. gaming venues every year.

Players Network develops, produces, acquires and distributes a wide range of original, high-quality lifestyle television programming to serve consumers interested in gaming and entertainment, and activities associated with, or surrounding gaming. Programming focuses primarily on Las Vegas, but also includes gaming lifestyle programming worldwide. The Company’s proprietary productions include gaming instruction, gaming news, instruction on sports and racing wagering, gaming entertainment, tournaments, events and travel.

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

During the last two years we have built a substantial distribution base with major partners and have become one of the first new content companies to establish itself as a leader in new media distribution. The company has built relationships in the VOD and IPTV space, by signing distribution agreements with AT&T, Verizon, Direct TV and Dish Network. Most of these companies will not launch Players Network’s programming until later in 2008. As part of the Company’s agreements, Players Network retains the rights to all advertising revenue earned by its programming. We believe that our agreement with Google will enable enormous growth in Players Network’s viewership numbers worldwide, especially after Google’s acquisition of YouTube, which is the largest video site in the world. Players Network’s content was introduced to that platform during the end of the second quarter of 2007.

In August 2007 Players Network received its first corporate sponsorship from IGT International Gaming Technologies to sponsor and co-produce a television series called, “Winners and Jackpots.” The television series is about life changing money, what the winners of large jackpots do with their winnings and the impact it has on their lives. The sponsorship included an initial deposit and a per show production fee.

In November 2005, we entered into an agreement with Comcast Communications pursuant to which we began offering our original, proprietary programming through a dedicated VOD television channel to Comcast digital subscribers. In our first month of broadcasting, over 32,000 of the Company’s videos were viewed by Comcast subscribers, and by the end of 2007 Comcast subscribers had viewed over 1.3 million of the Company’s videos. Comcast’s digital distribution has now expanded to just over 13 million television homes. Combined with its Broadband distribution, Players Network’s content is now being viewed in excess of 2 million times per month. Comcast estimates that its Video-on-Demand service, including Players Network, will be available in approximately 20 million homes by the end of 2008, which we believe will exponentially increase the number of Players Network’s videos that are viewed, and as a result, make our programming inventory more valuable to sponsors.

The Company intends to keep increasing its new media distribution platforms and continue its production of original programming for its own distribution platforms, while also expanding its distribution through partnerships with additional new and traditional media companies in areas that include cable television, broadcast and satellite television, Pay-Per-View, DVD distribution, television syndication, including more broadband and mobile devices, additional land-based locations, in-flight venues, and on-board sources. The Company plans to drive new revenues from sponsorship, advertising, content licensing, subscriptions and live events through video chat and commerce.

During 2007, this change in the Company’s business strategy has increased and is expected to continue to increase the Company's production costs for the near future. There can be no assurance that the Company will be successful in implementing its new strategy, or that it will be able to achieve positive cash flow or profitable operations. See “RISK FACTORS - THE CURRENT CHANGE IN OUR BUSINESS FOCUS PRESENTS A NUMBER OF CHALLENGES AND MAY NOT PROVE TO BE SUCCESSFUL OR CAUSE US TO BECOME PROFITABLE.” However, the Company believes that strong market indicators, including the ability of 58 million households to access the Company’s content, maximizes its chance for success. In addition, television reporting and ratings giant Nielsen has begun to conduct beta testing with Comcast to develop a rating system for VOD advertisers, including those advertising on the Company’s channel. These homes will receive a freed from Players Network as customers upgrade there set top boxes and convert from Analogue to Digital television. In addition, television reporting and ratings giant Nielsen has began to conduct beta testing with Comcast and will soon develop a rating system for VOD advertisers, including Players Network’s channel.

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

We have a library of 1,050 gambling and gaming lifestyle videos, including 30 originally produced hours of programming from the World Series of Poker(R), which Players Network had the exclusive rights to produce and air live. In 2006 Players Network produced over 50 videos at the Hooters Hotel and Casino, 28 new gaming instructional videos aimed at slots and video poker players, a series of 23 videos on magic entitled “Hocus Pocus”, The “Best of Vegas” series, “Neon Buzz”, an entertainment report that covered red carpet events and many more. Our growing programming library is an asset which represents long-term revenue opportunities in advertising, sponsorship, direct sales and product integration, domestic and international program sales, broadband syndication, subscription fees and increased home video sales.

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

Video on Demand (VOD)

In 2005 the Company entered into an agreement with Comcast Communications pursuant to which its content is broadcast over a dedicated channel available to Comcast's digital subscribers through its "Select on Demand" services.

This service allows consumers to select from a menu of available programs for viewing at any time. Players Network is required to provide a certain amount of content and refresh it periodically. The Company is seeking sponsorship and advertiser support, including merchandising, to generate revenues.

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

The Company will seek advertiser and sponsorship support with some premium content available to consumers for a fee. As brand awareness grows through advertising and major industry tie-ins, the Company will seek to become an aggregating portal for other gaming sites.

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

Packaged Media

The Company will continue from time to time to produce and sell its programming in a DVD format; however, as the world converts to digital media that is downloadable, packaged media will become increasingly obsolete.

Mobile

Mobile is an exciting method to reach a growing 21+year-old audience, passionate about gaming, and not yet brand-loyal. In 2005, Players Network conducted a pilot test during The World Series of Poker through a mobile aggregator who processed our messages to Cingular/ATT, Verizon, T-Mobile, and Sprint/Nextel customers. Players Network is continuing to explore expanding into the mobile content industry.

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

In the fourth quarter of 2007 the company began to generate mobile revenues through text messaging and the sales of screen savers and plans to push more content to mobile through 2008 as the mobile market continues to mature.

Broadcast Television

Players Network will continue developing and producing higher budget, long-form television programming (e.g. “Playboy’s Women of Poker”) for Broadcast and Cable distribution while retaining VOD and syndication rights whenever possible.

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

We believe that the primary competitive factors affecting our operations include our distribution agreements, brand recognition, the quality and extent of our content (we have built a significant video library of over 850 short and long form segments); our understanding of our market and our ability to develop content geared to our chosen market (we have developed and acquired market research studies that validate our audience’s demands and we have a reserve of writers, producers and directors who understand television, the casino industry and the gaming lifestyle market). Over the past 15 years Players Network has built substantial relationships and gained the trust and respect of Las Vegas casinos, gaming manufacturers and the gaming community in general, and has developed a Las Vegas based production infrastructure to support our operations.

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

RESEARCH AND DEVELOPMENT

Players Network is constantly at the fore front of technology in terms of research and development. Although research and development costs are incorporated into our costs of operations on each project as it is developed, Players Network understands the importance of utilizing the latest available technology and constantly seeks to improve their delivery methods in today’s fast changing society.

SEASONALITY

The amount of revenue realized by the Company each month is only affected slightly by the season for a variety of factors, that mainly include summer break, and holidays, when internet use increases.

EMPLOYEES

As of March 31, 2008, Players Network has four full time employees as well as ten contract personnel that support and operate our production and post-production operations. Management will hire additional employees on an as needed basis. None of our employees are subject to any collective bargaining agreement or labor union contract, nor has the Company been subjected to any strikes or employment disruptions in its history. We intend to use the services of independent consultants and contractors to perform various professional services when and as they are deemed necessary. We believe that the use of third-party service providers may enhance our ability to contain general and administrative expenses.

Players Network’s proposed personnel structure could be divided into four broad categories: management and production, professional, administrative, and project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, except for production, as employees are engaged in various functions as projects and workloads demand.

RISKS AND UNCERTAINTIES

In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

1. Risks Related To Our Company

We have had a history of losses, we expect losses in the future, and there can be no assurance that we will become profitable in the future.

The Company was incorporated under the laws of the State of Nevada on March 16, 1993. Since inception, we have experienced operating losses on an on-going basis. For our fiscal year ended December 31, 2007, we incurred net losses of $1,797,432. As of such date, we had an accumulated deficit of $15,119,215. We expect our losses to continue for the foreseeable future. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

Our auditor has given us a "going concern" qualification, which questions our ability to continue as a going concern without additional financing.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2007 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. Management plans to try to increase sales and improve operating results through the expansion of the distribution channels of our programming with a view to increasing advertising and sponsorship revenues. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

We need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. We have secured convertible debt financing in the original principal amount of $430,000. We currently do not have the funds to repay this indebtedness but have the option to convert it to common stock upon its 36 month anniversary which occurs over various dates in 2009. The expected operating losses, coupled with a lack of liquidity, raise a substantial doubt about our ability to continue as a going concern. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. For more information about our capital needs and abilities, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - OVERVIEW AND OUTLOOK - Liquidity and Capital Resources” herein.

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

Historically, we have distributed our programming by means of multiple platforms including in-room private network television that broadcast in Las Vegas and Atlantic City Hotel rooms, DVD sales, and our Web site. At the end of 2005 we decided to change our focus and broaden our distribution channels. We are currently in the process of strengthening those efforts by focusing on distributing our programming through a new Broadband Video Networks, and through VOD Cable Television, Broadcast and Satellite Television, Video On Demand, Video Downloads, Mobile, Pay-Per-View, DVD distribution, and out-of-home media including mobile devices, additional land-based locations, in-flight venues, and on-board sources both domestically and internationally. This change in focus has increased our costs, required additional financing, and has affected our financial model in terms of margins, cash flow requirements, and other areas. We now have a two year history with respect to the direction our business is now taking and is helping define what will become industry standards as more consumers become acclimated to the new media platforms where we distribute our content. There can be no assurance that we will be able to succeed in implementing our strategy, or that we will be able to achieve positive cash flow or profitable operations as a result of these changes in our business.

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

The corporation law of Nevada allows a Nevada corporation to limit the liability of its directors to the corporation and its stockholders to a certain extent, and our Articles of Incorporation have eliminated our directors’ and officers’ personal liability for damages for breaches of fiduciary duty but do not eliminate or limit the liability of a director officer for (a) acts or omissions which involve intentional misconduct, fraud or a knowing violation of the law, or (b) the payment of dividends in violation of applicable law. The corporation law of Nevada allows a Nevada corporation to indemnify each director, officer, agent and/or employee to the extent that certain standards are met. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we have the power to indemnify such person against the liability insured against. Consequently, because of the actions or omissions of officers, directors, agents and employees, we could incur substantial losses and be prevented from recovering such losses from such persons. Further, the Commission maintains that indemnification for liabilities arising under the Securities Act is against the public policy expressed in the Securities Act, and is therefore unenforceable.

Officers and Directors own a large percentage of our outstanding stock, and cumulative voting is not available to stockholders.

Our current Officers and Directors currently own (directly or indirectly) approximately 32% of our outstanding common stock and 100% of our outstanding Series A Preferred Stock. Each share of common stock is entitled to one vote on stockholder matters and each share of Series A Preferred Stock is entitled to 25 votes on stockholder matters. Cumulative voting is not provided for in the election of directors. Accordingly, the holder or holders of a majority of our outstanding shares of voting stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs.

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

2. Risks Related To Our Business

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

3. Risks Related To Our Common Stock

We have certain obligations and the general ability to issue additional shares of common stock in the future, and such future issuances may depress the price of our common stock.

We have various obligations and the ability to issue additional shares of common stock in the future. These obligations and abilities include the following:

•	Approximately, 266,500 shares of our common stock available for issuance under our 2004 Non-Qualified Stock Plan; and
•	Options and warrants to purchase approximately 9.9 million unregistered shares of common stock had been issued as of the date of this Annual Report.

The options described above will permit the holders to purchase shares of common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of common stock issued pursuant to these options would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these options may be adversely affected because of such potential dilution. Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. For grants of options, our Board of Directors will determine the timing and size of the grants and the consideration or services required. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such grant. Nonetheless, future issuances of additional shares pursuant to options granted could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

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

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available. To date, we have paid no dividends. Our Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. Accordingly, a return on an investment in shares of our common stock may be realized only through a sale of such shares, if at all.

ITEM 2. DESCRIPTION OF PROPERTY

We have a library of over 1,050 gambling and gaming lifestyle videos and we produce an average of fifteen to twenty new videos per month. We own the intellectual property rights in the programming and content that we produce. Moreover, the slogans “Everybody wants to be a player” and “The only game in town” are registered trademarks of the Company with the United States Patent and Trademark Office (the “PTO”). The Company has received from the PTO the trademark for “Players Network” and for the service mark “Players Network.”

The principal executive office of Players Network is located at 4620 Polaris Avenue, Las Vegas, Nevada, 89103. Players Network occupies approximately 8,500 square feet of combined office space, video production soundstage, technical and administrative operations, and warehouse space at these premises pursuant to a lease, which was renewed in March 2005 for a three-year term. The monthly rent is $6,250. Our minimum operating lease payments are $12,096 in 2008. Our lease has expired and we are leasing on a month to month basis until we come to an agreement on the renewal or find a new location.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company's Common Stock is currently traded on the National Association of Security Dealers' over-the-counter bulletin board market (OTCBB) under the symbol PNTV.OB. The following table sets forth the high and low bid prices for each quarter within the last two fiscal years. The source of these quotations is the OTCBB Trade Activity Report. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2007:
Fourth Quarter	$0.23	$0.01
Third Quarter	$0.26	$0.13
Second Quarter	$0.32	$0.12
First Quarter	$0.23	$0.12
FISCAL YEAR ENDED DECEMBER 31, 2006:
Fourth Quarter	$0.25	$0.14
Third Quarter	$0.28	$0.16
Second Quarter	$0.26	$0.12
First Quarter	$0.44	$0.14

(b) Holders of Common Stock

As of April 11, 2008, there were approximately 240 holders of record of the Company's Common Stock. As of April 11, 2008, the closing price of the Company's shares of common stock was $0.12 per share. Florida Atlantic Stock Transfer (telephone: (954) 726-4954; facsimile: (954) 726-6305) is the registrar and transfer agent for our common stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders (1)	8,776,499	$0.29	266,500
Total:	8,776,499	$0.29	266,500

(1) In 2007, the Company issued 5,747,999 options to consultants for services rendered at a weighted average exercise price of $0.29. As of December 31, 2007, the Company had options outstanding exercisable for 8,776,499 shares of the Company’s common stock at a weighted average exercise price of $0.29 that were issued for services rendered under the Company’s 2004 Non-Qualified Stock Option Plan.

(e) Recent Sales of Unregistered Securities

Common Stock

On December 4, 2007, the Company sold 750,000 shares of common stock, and warrants to purchase another 750,000 shares at $0.25 per share, to an accredited investor for $150,000.

On November 15, 2007, the Company authorized and issued 15,000 shares of restricted common stock to an employee for services performed. The common stock was valued at a total of $2,550.

On November 15, 2007, the Company authorized and issued 15,000 shares of restricted common stock to an employee for services performed. The common stock was valued at a total of $2,550.

On November 15, 2007, the Company authorized and issued 102,400 shares of restricted common stock to seven different consultants for services performed. The common stock was valued at a total of $17,408.

On November 15, 2007, the Company authorized and issued 30,000 shares of restricted common stock to a director for services performed. The common stock was valued at a total of $5,100.

Shares authorized, issued, & outstanding

At December 31, 2007 the total shares that could be converted to common stock through all of the convertible debentures, stock options, and warrants outstanding is in excess of the total number of shares authorized (25,000,000). The articles of incorporation were amended in 2007 to increase the authorized shares to 150,000,000 shares.

Warrants and options

On November 16, 2007, the Company authorized the extension of expired warrants to purchase 50,000 shares of its common stock to a previous investor of the Company. The warrants originally carried a twelve month term with an exercise price of $0.25 per share. The warrants were extended an additional twelve months and all other terms remained the same. The estimated value expensed in accordance with the extension using the Black-Scholes Pricing Model was $4,193.

On November 15, 2007, the Company granted an option to purchase 75,000 shares of the Company’s common stock to a consultant for services rendered. The options are exercisable until November 15, 2010 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model was $11,596.

On November 15, 2007, the Company granted an option to purchase 15,000 shares of the Company’s common stock to an employee as a bonus. The options are exercisable until November 15, 2010 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model was $2,319.

On November 15, 2007, the Company granted an option to purchase 15,000 shares of the Company’s common stock to an employee as a bonus. The options are exercisable until November 15, 2010 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model was $2,319.

On November 15, 2007, the Company granted an option to purchase 15,000 shares of the Company’s common stock to an independent contractor for services rendered. The options are exercisable until November 15, 2010 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model was $2,319.

On November 7, 2007, the Company granted an option to purchase 250,000 shares of the Company’s common stock to a consultant for services rendered. The options are exercisable until November 7, 2010 at an exercise price of $0.30 per share. The estimated value using the Black-Scholes Pricing Model is $45,588 and is being amortized over the five month life of the agreement.

On November 1, 2007, the Company authorized the extension of expired warrants to purchase 125,000 shares of its common stock to two previous investors of the Company. The warrants originally carried a twelve month term with an exercise price of $0.25 per share. The warrants were extended an additional twelve months and all other terms remained the same. The estimated value expensed in accordance with the extension using the Black-Scholes Pricing Model was $12,552.

On October 1, 2007, the Company authorized the extension of expired warrants to purchase 341,666 shares of its common stock to three previous investors of the Company. The warrants originally carried a twelve month term with an exercise price of $0.25 per share. The warrants were extended an additional twelve months and all other terms remained the same. The estimated value expensed in accordance with the extension using the Black-Scholes Pricing Model was $46,458.

Options and Warrants Cancelled

During the year ended December 31, 2007, the Company cancelled 200,000 options that were outstanding at December 31, 2006. The cancellation of the options had no impact on the current period operations.

Options and Warrants Expired

During the year ended December 31, 2007, 1,183,336 warrants and options that were outstanding as of December 31, 2006 expired. The expiration of the options had no impact on the current period operations.

Options Exercised

No options expired, or were exercised during the years ended December 31, 2007 and 2006.

The foregoing securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Outlook

Players Network was incorporated in the State of Nevada in March of 1993. Players Network is a global media and entertainment company engaged in the development, production, distribution and marketing of television programs and internet broadcasting about the Las Vegas and Gaming Lifestyles, and other related entertainment themes.

With an emphasis on unique, high-quality programming that captures the excitement, passion, enjoyment, sex appeal, entertainment, information, celebrity, and the non-stop adrenaline rush of the Las Vegas Gaming Lifestyle, Players Network’s content goes beyond poker, casino action, sports betting, and racing, to lifestyle programs about entertainment and fine living, attracting the young and the sophisticated viewers who view digital content most.

Much of Players Network’s programming is educational, involving experts helping viewers become smarter gaming consumers, so when they visit a casino they have the best chance possible to win. Many shows are celebrity driven, since so many celebrities in movies and music, TV and sports come to Las Vegas to play.

Players Network programming is conceived and produced to create successful advertising, cross-promotional and marketing opportunities for distributors and sponsors by engaging this highly targeted, desirable audience in programming that excites them.

In 2007 the Company brought on it first major sponsor IGT, who sponsored an original television series “Winner and Jackpots.” The Company expects the sponsorship to continue through 2008. The sponsorship included an initial deposit and a per show production fee. The Company also engaged an advertising agency to act as the Company’s representative to mainstream sponsors to assist the Company in creating advertising revenues. The Company signed distribution agreements with Telco and satellite giants AT&T and Verizon pursuant to which the Company’s content will be distributed over these companies’ IPTV platforms. The Company also signed agreements with Direct TV and EchoStar to deliver Players Network branded VOD channels. Management believes that the addition of these new distribution platforms will enable the Company to begin to generate revenues from advertising.

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

Results of Operations for the Years Ended December 31, 2007 and December 31, 2006:

	For the Years Ended	December 31,	Increase /
	2007	2006	(Decrease)
Revenues	$326,159	$230,853	$95,306

Direct operating costs	313,938	219,904	94,034
General and administrative expenses	322,911	621,208	(298,297)
Bad debt	2,000	30,000	(28,000)
Salaries and wages	565,816	621,478	(55,662)
Consulting services	724,277	727,812	(3,535)
Rent	69,769	81,612	(11,843)
Depreciation and amortization	29,702	54,526	(24,824)

Total Operating Expenses	2,028,413	2,356,540	(328,127)

Net Operating (Loss)	(1,702,254)	(2,125,687)	(423,433)

Total other income (expense)	(95,178)	(28,773)	66,405

Net (Loss)	$(1,797,432)	$(2,154,460)	$(357,028)

Revenues:

During the years ended 2007 and 2006, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media, and advertising fees, and production revenues, which included fees from third party programming production and sound stage rentals. Aggregate revenues for the year ended December 31, 2007 were $326,159 compared to revenues of $230,853 in the year ended December 31, 2006, an increase in revenues of $95,306, or 42%. Revenues increased as a result of the change in our business focus away from our legacy business to our new distribution strategy. Our efforts to diversify our broadcast channels have begun to show rewards. The revenue stream grew with our expanded library of multimedia content, and a wider network to deliver our products. This in turn enabled us to further expand production revenues to new customers.

Direct Operating Costs:

Direct operating costs were $313,938 for the year ended December 31, 2007 compared to $219,904 for the year ended December 31, 2006, an increase of $94,034 or 43%. Our direct operating costs in 2007 increased at an equal rate in relation to our sales due to our inability to utilize economies of scale within our delivery channels. We expect to be able to support increased revenues in the future without a significant increase in operating costs by operating at a higher capacity within our delivery channels. In 2007 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs.

General and Administrative:

General and administrative expenses were $322,911 for the year ended December 31, 2007 compared to $621,208 for the year ended December 31, 2006, a decrease of $298,297 or approximately 48%. The decrease in general and administrative expense for the year ended December 31, 2007 compared to 2006 was comprised of approximately $6,000 in professional fees, $25,000 in insurance expenses, $53,000 in marketing fees, $50,000 in casual labor related to the sound stage rentals, $95,000 in decreased payroll taxes and associated penalties, $20,000 in decreased employee benefits, and approximately $49,000 of decreased general business expenses and commissions. The reduction was a result of restructuring the Company’s operations and revamping cost saving measures. In 2007 the Company moved to more of an outsourcing method of operations over their multimedia content development which enabled them to dramatically reduce their overhead.

Bad debt:

Bad debt expense was $2,000 for the year ended December 31, 2007 compared to $30,000 for the year ended December 31, 2006, a decrease of $28,000 or 93%. Bad debt expense decreased for the year ended December 31, 2007 compared to 2006 due to the write off of a note receivable in 2006. Accounts receivable are closely managed and there were no significant unpaid accounts receivables in 2007.

Salaries and wages:

Salaries and wage expense was $565,816 for the year ended December 31, 2007 compared to $621,478 for the year ended December 31, 2006, a decrease of $55,662 or 9%. The Company recorded non-cash expenses for salaries and wages totaling $301,279 and $434,367, during the year ended December 31, 2007 and 2006, respectively. The non-cash expenses consisted of the value of common stock, recorded at fair value, issued to employees of $301,279 and $245,933 for the years ended December 31, 2007 and 2006, respectively, as well as, common stock options, recorded at fair value of $-0- and $188,434 for the years ended December 31, 2007 and 2006, respectively. Salaries and wage expenses decreased for the year ended December 31, 2007 compared to 2006 primarily because of a reduction in the issuance of common stock options to employees in 2007.

Consulting services:

Consulting services expense was $724,277 for the year ended December 31, 2007 compared to $727,812 for the year ended December 31, 2006, a decrease of $3,535 or 0.5%. During the years ended December 31, 2007 and 2006, the Company recorded non-cash expenses for consulting services totaling $717,157 and $634,179. The non-cash expenses consisted of the value of common stock and common stock options, recorded at fair value, issued to service providers.

Rent:

Rent expense was $69,769 for the year ended December 31, 2007 compared to $81,612 for the year ended December 31, 2006, a decrease of $11,843 or 15%. Rent expense decreased for the year ended December 31, 2007 compared to 2006 due to the variance in CAM charges and better control over cash flows which enabled us to avoid costly late fees.

Depreciation and amortization:

Depreciation and amortization expense was $29,702 for the year ended December 31, 2007 compared to $54,526 for the year ended December 31, 2006, a decrease of $24,824 or 5%. The decrease in depreciation and amortization for the year ended December 31, 2007 compared to 2006 was due to the disposal of fixed assets no longer in service at the beginning of 2007.

Net Operating Loss:

Net operating loss for the year ended December 31, 2007 was $1,797,432 or ($0.06) per share compared to a net operating loss of $2,125,687 for the year ended December 31, 2006, or ($0.10) per share, a decrease of $423,433 or 20%. Net operating loss decreased primarily as a result of our restructuring operations and revamping cost saving measures which enabled us to greatly reduce our general and administrative costs, and our reduction in non-cash compensation payments to our Officers in 2007 compared to 2006.

Net Loss:

The net loss for the year ended December 31, 2007 was $1,797,432, compared to a net loss of $2,154,460 for the year ended December 31, 2006, a decrease of net loss of $357,028. Net loss decreased primarily as a result of our restructuring operations and revamping cost saving measures which enabled us to greatly reduce our general and administrative costs, and our reduction in non-cash compensation payments to our Officers in 2007 compared to 2006.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2007 compared to December 31, 2006.

	December 31, 2007	December 31, 2006
Total Assets	$104,944	$89,094

Accumulated (Deficit)	$(15,119,215)	$(13,321,783)

Stockholders’ Equity	$(1,008,237)	$(1,028,753)

Working Capital (Deficit)	$(583,531)	$(640,225)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At December 31, 2007, we had a negative working capital position of $(583,531). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice in 2008. In 2007, the Company issued 1,915,666 shares valued at $609,823 in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in 2008.

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

ITEM 8A(T). CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, the Company’s disclosure controls and procedures are not effective, for the reasons discussed below:

Our principal executive officer concluded that we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties. All of our financial reporting is carried out by our financial consultant. We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

Remediation Initiative

We plan to rectify these weaknesses by implementing an independent board of directors to provide oversight and review of our financial reporting process. We recently engaged Accuity Financial Inc., an outside consulting firm, to assist the Company in improving the Company's internal control system based on COSO Framework. We also will increase our efforts to hire the qualified resources in order to implement the necessary segregation of duties once we have the necessary additional financial resources.

Despite the deficiencies reported above, the Company's management believes that its financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report. (b) Report of Independent Registered Public Accounting Firm: This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting pursuant to Smaller Reporting Company rules of the Securities and Exchange Commission.

Disclosure Controls and Procedures.

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

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report."

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

Name	Age	Position	Director Since
Mark Bradley	44	Chief Executive Officer, Principal Financial Officer and Director	1993
Michael Berk	60	President of Programming and Director	2000
Doug Miller	55	Director	2005
Morden C. Lazarus	62	Director	2005
Terry Joseph Debono	49	Director	2007

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

Terry Joseph Debono was appointed a member of the Board of Directors of the Company on June 18, 2007. Mr. Debono has been in the Advertising, Marketing, Television Production, Broadcasting and Gaming industries for nearly 30 years. His past roster of clients include MTV, Coca-Cola, General Motors, Budweiser, Nintendo, The Ontario Lottery and Gaming Corporation and Party Gaming. Mr. Debono has created, founded, managed, merged, acquired and sold a variety of business operations involved in the media industry. From April 2006 to April 2008 Mr. Debono has been a partner with The Debono Group, a media consulting company. From September 1999 to March 2006 Mr. Debono was the President of Boardwalk Media, a television and video production company. Mr. Debono brings integral management skills and an in-depth knowledge of business operations to Players Network

Limitation of Liability of Directors

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we believe that during 2007 our Directors and executive officers did not comply with all Section 16(a) filing requirements.  Specifically, Mr. Bradley and Mr. Berk failed to file Form 4s with respect to the issuance of Common shares issued on January 19, 2007, June 4 2007, June 18, 2007, Series A Preferred shares on October 3, 2007 and Options issued to the officers that were granted for prior years.  Doug Miller failed to file Form 4s with respect to the issuance of Common shares issued on April 16, 2007, November 15, 2007 and Options that were granted on April 16, 2007.  Modern Lazarus failed to file a Form 4 with respect to the issuance of Common shares that were issued on February 9, 2007.  Terry Debono failed to file Form 4s with respect to the issuance of Common shares that were issued on April 5, 2007, June 18, 2007, September 18, 2007 and Options that were granted on September 24, 2007.

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company's Audit Committee during fiscal 2007, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the years ended December 31, 2007.

Name (a)	Year	Stock Awards ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (g)(1)	Total ($) (h)
Doug Miller (1)	2007	$15,600	$9,148	$-0-	$24,748
Dr. Joost Van Adelsberg(2)	2007	$-0-	$-0-	$-0-	$-0-
Morden C. Lazarus (3)	2007	$2,400	$-0-	$-0-	$2,400
Terry Debono (4)	2007	$25,000	$8,245	$-0-	$33,245

The amounts in columns (c) and (d) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2007, in accordance with SFAS 123(R) of awards of stock and stock options and thus include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of this amount are included in Note 10 of our audited financial statements for the year ended December 31, 2007 included in Part II, Item 7, Financial Statements of this Annual Report on Form 10-KSB.
(1) On April 16, 2007, the Company issued 50,000 shares of the Company’s common stock to Mr. Miller in consideration for services rendered as a director. On April 16, 2007, the Company granted Mr. Miller a fully vested, option exercisable for 50,000 shares of the Company’s common stock at an exercise price of $0.28 per share in consideration for services rendered as a director. On November 15, 2007, the Company issued 30,000 shares of the Company’s common stock in consideration for services rendered as a director.
(2) No compensation was awarded to Mr. Van Adelsberg in 2007. He resigned in June of 2007.
(3) On February 9, 2007, the Company issued Mr. Lazarus 16,000 shares of the Company’s common stock in consideration for services rendered as a director.
(4) On June 18, 2007, the Company issued Mr. Debono 100,000 shares of the Company’s common stock in consideration for services rendered as a director. On September 18, 2007, the Company issued Mr. Debono 25,000 shares of the Company’s common stock in consideration for services rendered as a director. On September 24, 2007, the Company granted Mr. Debono a fully vested, cashless option exercisable for 50,000 shares of the Company’s common stock at an exercise price of $0.25 per share in consideration for services rendered as a director.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the years ended December 31, 2007 and 2006:

Summary Compensation Table
Name and Principal Position (a)	Year (b)	Salary (c) $	Stock Awards (e)(1) $	Option Awards (f)(1) $	All Other Compensation $	Total Compensation $
Mark Bradley, CEO	2007	$94,794	$135,206	$30,821	$-0-	$260,821
	2006	$76,500	$118,100	$94,217	$-0-	$288,817
Michael Berk, President of Programming	2007	$90,376	$139,624	$30,821	$-0-	$260,821
	2006	$37,850	$127,833	$94,217	$-0-	$259,900

(1) The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2007 and 2006, in accordance with SFAS 123(R) of awards of stock and stock options and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount are included in Note 10 of our audited financial statements for the fiscal year ended December 31, 2006 included in Part II, Item 7, Financial Statements of this Annual Report on Form 10-KSB.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the value of all unexercised options previously awarded to the Named Executive Officers at the fiscal year ended December 31, 2007.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (f)	Market Value of Shares or Units of Stock That Have Not Vested ($) (g)
Mark Bradley	300,000	—	0.30	5/25/2008	—	—
	250,000	—	0.25	2/25/2009	—	—
Michael Berk	400,000	—	0.30	5/25/2008	—	—
	250,000	—	0.25	2/25/2009	—	—

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 25, 2008, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 25, 2008 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o Players Network, 4620 Polaris Avenue, Las Vegas, NV 89103.

	Common Stock		Series A Preferred Stock
Name of Beneficial Owner (1)	Number of Shares	Percentage of Class(2)	Number of Shares	Percentage of Class(3)
Mark Bradley, CEO and Director	6,159,779(4)	20.2%	400,000	50%
Michael Berk, President of Programming and Director	2,965,165(5)	9.7%	400,000	50%
Doug Miller, Director(6)	400,000	1.3%	-	-
Morden C. Lazarus, Director(7)	266,000	*	-	-
Terry J. Debono, Director(8)	343,000	1.2%	-	-
Directors and Officers as a Group (5 persons)	10,133,944(9)	33.9%	800,000	100%
* less than 1%
(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.
(2) Percentage of beneficial ownership is based upon 29,862,069 shares of Common Stock outstanding as of March 25, 2008. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of March 25, 2008, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.
(3) Percentage of beneficial ownership is based upon 800,000 shares of Series A Preferred Stock outstanding as of March 25, 2008.
(4) Includes stock options to purchase 550,000 shares of Common Stock exercisable within 60 days of March 25, 2008 and 25,000 shares held for the benefit of Mr. Bradley’s minor daughter.
(5) Includes (i) 577,333 shares held by MJB Productions, which is 100% owned by Mr. Berk, and (ii) options to purchase 650,000 shares of Common Stock exercisable within 60 days of March 25, 2008.
(6) Includes options to purchase 305,000 shares of Common Stock exercisable within 60 days of March 25, 2008.
(7) Includes options to purchase 150,000 shares of Common Stock exercisable within 60 days of March 25, 2008.
(8) Includes options to purchase 50,000 shares of Common Stock exercisable within 60 days March 25, 2008, and includes 34,000 warrants exercisable for 34,000 shares of Common Stock exercisable within 60 days of March 25, 2008.
(9) Includes options and warrants exercisable for 1,764,000 shares of Common Stock within 60 days March 25, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company rented the Company’s soundstage to GWIN, Inc., a company controlled by David Miller, a director of the Company, for $31,400 and $2,350 during the years ended 2006 and 2007 respectively.

ITEM 13. EXHIBITS

3.1(1)	Articles of Incorporation, filed with the Commission on February 7, 2000.

3.2(1)	Bylaws of the Company, filed with the Commission on February 7, 2000.

3.3(4)	Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State on June 9, 1994.

3.4(5)	Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed June 4, 2007

4.1(2)	2004 Non-Qualified Stock Option Plan.

4.2(3)	2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan.

4.3 (6)	Certificate of Designation for Series A Preferred Stock filed July 24, 2007.

10.1(4)	Distribution Agreement between the Company and Comcast Programming Development, Inc. dated October 10, 2005. **

10.2(4)	Employment Agreement dated January 1, 2005 for Mark Bradley Feldgreber.

10.3(4)	Employment Agreement dated January 1, 2005 for Michael Berk.

10.4(7)	Subscription Agreement dated as of October 10, 2007 by and between the Company and Timothy Sean Shiah

23.1*	Consent of Weaver & Martin LLC.

31.1*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
* Filed herewith
** Confidential Treatment Requested
(1) Filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on February 7, 2000.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on September 13, 2004.
(3) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on January 18, 2007.
(4) Filed as an exhibit to the Company's Form 10-KSB filed with the Commission on April 13, 2007.
(5) Filed as an exhibit to the Company's Form 8-K filed with the Commission on June 8, 2007.
(6) Filed as an exhibit to the Company's Form 8-K filed with the Commission on July 26, 2007.
(7) Filed as an exhibit to the Company's Form 8-K filed with the Commission on December 5, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2007 and 2006.

	2007	2006
Audit fees:
Weaver & Martin, LLC	$13,500	$—
Beckstead and Watts, LLP	—	25,500
Audit-related fees:	—	—
Weaver & Martin, LLC	12,000	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$25,500	$25,500

We do not have an Audit Committee. Our board of directors acted as the Company's Audit Committee during fiscal 2007, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

To the Board of Directors and Stockholders
Players Network
Las Vegas, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Players Network, as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. Players Network’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players Network as of December 31, 2007 and 2006, and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
Kansas City, Missouri
March 30, 2008

Certified Public Accountants & Consultants
411 Valentine, Suite 300
Kansas City, Missouri 64111
Phone: (816) 756-5525
Fax: (816) 756-2252

PLAYERS NETWORK
BALANCE SHEETS
AS OF DECEMBER 31,

	2007	2006
Assets

Current assets:
Cash	$69,959	$16,507
Accounts receivable, net of allowance for doubtful accounts of $32,947 and $32,947	17,852	4,250
Prepaid expenses and other current assets	11,839	1,865
Total current assets	99,650	22,622

Fixed assets, net	5,294	66,472

	$104,944	$89,094

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Deferred revenues	$33,333	$-
Accrued expenses	303,173	166,011
Accounts payable	341,675	496,836
Current maturities of long term debt	5,000	-
Total current liabilities	683,181	662,847

Long Term Debt	430,000	455,000

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized; 800,000 shares issued and outstanding	800	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 29,267,569 and 22,209,351 shares issued and outstanding at December 31, 2007 and 2006	29,267	22,209
Shares owed & unissued, -0- and 1,277,000, respectively	-	1,277
Additional paid-in capital	14,262,442	12,463,596
Prepaid share-based compensation	(96,826)	(54,179)
Unamortized beneficial conversion feature of long term debt	(84,705)	(139,873)
Accumulated (deficit)	(15,119,215)	(13,321,783)
	(1,008,237)	(1,028,753)

	$104,944	$89,094

The accompanying notes are an integral part of the financial statements

PLAYERS NETWORK
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenue
Network	$62,577	$17,445
Production and other	263,582	213,408
Total revenue	326,159	230,853

Expenses:
Direct operating costs	313,938	219,904
General and administrative	322,911	621,208
Bad debt	2,000	30,000
Officer salaries and wages	460,000	548,717
Salaries and wages	105,816	72,761
Consulting services	724,277	727,812
Rent	69,769	81,612
Depreciation and amortization	29,702	54,526
Total operating expenses	2,028,413	2,356,540

Net operating (loss)	(1,702,254)	(2,125,687)

Other income (expense):
Interest expense, net	(35,058)	(20,765)
Financing costs,	(63,203)	-
Amortization of beneficial conversion feature	(55,168)	(28,079)
Loss on disposal of fixed assets	(31,477)	-
Forgiveness of debt	89,728	20,071
Total other income (expenses)	(95,178)	(28,773)

Net (loss)	$(1,797,432)	$(2,154,460)

Weighted average number of common shares outstanding - basic and fully diluted	26,330,539	20,339,253

Net (loss) per share - basic and fully diluted	$(0.07)	$(0.11)

The accompanying notes are an integral part of the financial statements

PLAYERS NETWORK
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Shares	Additional	Prepaid	Unamortized		Stockholders'
	Preferred Stock		Common Stock		Owed &	Paid-in	Share-Based	Beneficial	Accumulated	Equity
	Shares	Amount	Shares	Amount	Unissued	Capital	Compensation	Conversion Feature	(Deficit)	(Deficit)

Balance, December 31, 2005	-	$-	19,443,685	$19,443	$30	$11,046,936	$(5,005)	$-	$(11,167,323)	$(105,919)

Shares issued for cash	-	-	850,000	850	-	126,650	-	-	-	127,500

Shares issued for services	-	-	1,124,000	1,124	580	347,736	-	-	-	349,440

Shares issued for compensation, related party	-	-	791,666	792	667	258,924	-	-	-	260,383

Options granted for services	-	-	-	-	-	515,398	(49,174)	-	-	466,224

Beneficial conversion feature of convertible debt	-	-	-	-	-	167,952	-	(167,952)	-	-

Amortization of beneficial conversion feature	-	-	-	-	-	-	-	28,079	-	28,079

Net (loss) for the year ended December 31, 2006									(2,154,460)	(2,154,460)

Balance, December 31, 2006	-	-	22,209,351	22,209	1,277	12,463,596	(54,179)	(139,873)	(13,321,783)	(1,028,753)

Shares issued for cash	-	-	2,481,333	2,481	-	469,719	-	-	-	472,200

Shares issued for services	-	-	2,547,403	2,548	(610)	434,086	(27,500)	-	-	408,524

Shares issued for compensation, related party	800,000	800	1,852,313	1,852	(667)	345,844	-	-	-	347,829

Options granted for services	-	-	-	-	-	380,561	(69,326)	-	-	311,235

Options granted for services, related party	-	-	-	-	-	79,035	-	-	-	79,035

Warrants extended, financing cost	-	-	-	-	-	63,203	-	-	-	63,203

Shares issued for debt conversion	-	-	177,169	177	-	26,398	-	-	-	26,575

Amortization of prepaid share-based compenation	-	-	-	-	-	-	54,179	-	-	54,179

Amortization of beneficial conversion feature	-	-	-	-	-	-	-	55,168	-	55,168

Net (loss) for the year ended December 31, 2007									(1,797,432)	(1,797,432)

Balance, December 31, 2007	800,000	$800	29,267,569	$29,267	$-	$14,262,442	$(96,826)	$(84,705)	$(15,119,215)	$(1,008,237)

PLAYERS NETWORK
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities
Net (loss)	$(1,797,432)	$(2,154,460)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Bad debts expense	2,000	30,000
Depreciation and amortization expense	29,701	54,526
Loss on disposal of fixed assets	31,477	-
Forgiveness of debt	(89,728)	(20,071)
Amortization of beneficial conversion feature	55,168	28,079
Stock issued for services	408,524	349,440
Stock issued for compensation, related party	347,829	260,383
Options and warrants granted for services	507,652	466,224
Decrease (increase) in assets:
Accounts receivable	(15,602)	17,740
Prepaid expenses and other current assets	(9,974)	11,918
Increase (decrease) in liabilities:
Deferred revenues	33,333	-
Accounts payable	(65,433)	226,872
Accrued expenses	16,039	(27,360)
Accrued expenses, related party	122,698	137,331
Net cash (used) by operating activities	(423,748)	(619,378)

Cash flows from financing activities
Proceeds from long term debt	12,500	455,000
Repayment of long term debt	(7,500)	-
Proceeds from sale of common stock	472,200	127,500
Net cash provided in financing activities	477,200	582,500

Net decrease (increase) in cash	53,452	(36,878)
Cash - beginning	16,507	53,385
Cash - ending	$69,959	$16,507

Supplemental disclosures:
Interest paid	$6,792	$20,765
Income taxes paid	$-	$-
Non-cash transactions:
Stock issued for services	$408,524	$349,440
Stock issued for services, related party	$347,829	$260,383
Stock options and warrants issued for services	$507,652	$466,224

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

Players Network (PNTV) was incorporated in the State of Nevada in March of 1993. Our business for most of our existence has been the ownership and operation of a digital 24-hour gaming and entertainment network called “PLAYERS NETWORK,” which specializes in producing television programming to serve the gaming industry. Our programming is broadcast directly into the guestrooms of casino and non-casino hotels on a customized private cable channel. Our format is designed to educate new players and promote casino games and activities. Our programming includes shows on basic gaming instruction, news, sports and racing, entertainment and tournaments.

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

(A) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(B) Use of estimates

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

(C) Cash and cash equivalents

PNTV maintains cash balances in interest and non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

(D) Income taxes

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

(E) Segment Reporting

The Company follows SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

(F) Fair value of Financial Instruments

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

(G) Revenue recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Network revenue consists of monthly network broadcast subscription revenue, which is recognized as the service is performed. Broadcast television advertising revenue is recognized when advertisements are aired. Video production revenue is recognized as digital video film is completed and accepted by the customer. Stage rentals are recognized during the rental period.

(H) Fixed assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:
Video Filming and broadcast equipment	10 years
Computer and office equipment	3-7 years

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

(I) Impairment of long-lived assets

Long-lived assets held and used by PNTV are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. PNTV recognized impairment losses on the disposal of fixed assets of $31,477 and $-0- during 2007 and 2006, respectively.

(J) Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense was $8,090 and $16,175 for the years ended December 31, 2007 and 2006, respectively.

(K) Allowance for Doubtful Accounts

We generate a portion of our revenues and corresponding accounts receivable from the Casino and Hotel industry. As of December 31, 2007, approximately 85% of our accounts receivable were attributed to Casinos and Hotels. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense was $2,000 and $30,000 for the years ended December 31, 2007 and 2006, respectively.

(L) Basic and diluted loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

(M) Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. PNTV adopted SFAS No. 123 (R) during the fourth quarter of 2005. Stock and stock options issued for services and compensation totaled $1,200,803 and $1,076,047 for the years ended December 31, 2007 and 2006, respectively.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

(N) Recently Issued Accounting Pronouncement

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of SFAS 141 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

NOTE 2. GOING CONCERN

As shown in the accompanying condensed financial statements, the Company has incurred recurring net losses of $1,797,432 and $2,154,460 in 2007 and 2006, respectively, and has an accumulated deficit of $15,119,215 and a working capital deficit of $583,531 as of December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2007	2006

Video filming and broadcast equipment	$-	$456,701
Computers and office equipment	20,828	95,013
	20,828	551,714

Less accumulated depreciation	(15,534)	(485,242)
	$5,294	$66,472

Depreciation expense totaled $29,702 and $54,526 for 2007 and 2006, respectively.

NOTE 4. NOTE RECEIVABLE AND BAD DEBT EXPENSE

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

NOTE 5. LONG TERM DEBT

Long-term debt consists of the following at December 31, 2007, and December 31, 2006:

	2007	2006
5% unsecured convertible debentures, due in September 2009, convertible into 333,333 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	$50,000	$50,000
5% unsecured convertible debentures, due in August 2009, convertible into 400,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	60,000	60,000
5% unsecured convertible debentures, due in June 2009, convertible into 200,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	30,000	30,000
5% unsecured convertible debentures, due in June 2009, convertible into 100,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	15,000	15,000
5% unsecured convertible debentures, due in June 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	-	25,000
5% unsecured convertible debentures, due in May 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	25,000	25,000
5% unsecured convertible debentures, due in March 2009, convertible into 571,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	200,000	200,000

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
Total debt	430,000	455,000
Less: current portion	-	-
Long-term debt, less current portion	$430,000	$455,000

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

Future maturities of long-term debt are as follows as of December 31, 2007:

2007	$-
2008	-
2009	430,000
2010	-
2011	-
Thereafter	-
$430,000

Accrued interest on the above convertible notes totaled $35,644 and $14,825 at December 31, 2007 and 2006, respectively. As of December 31, 2007, principal and interest on the notes payable are convertible into 2,064,788 shares of common stock.

Interest expense totaled $35,058 and $20,765 for the years ended December 31, 2007 and 2006, respectively, of which $12,664 and $5,940, respectively, was incurred from credit card finance charges and accounts payable finance charges.

The Company has recorded a beneficial conversion feature of $167,952 in connection with the convertible debentures. The resulting discount is being amortized over the term of the debt instruments. Amortization of the beneficial conversion feature was $55,168 and $28,079 at December 31, 2007 and 2006, respectively.

NOTE 6. PREPAID SHARE-BASED COMPENSATION

On November 7, 2007 the Company granted options for 250,000 shares of its common stock at an exercise price of $0.30 per share. The options were issued to a consultant as part of a one year consulting agreement beginning on April 11, 2007, and carried a three year term with no vesting period. The estimated value of the options, using the Black-Scholes pricing model based on a 204% volatility rate and a call option value of $0.1824 is $45,588, which was amortized as share-based consulting expense over the length of the consulting agreement. At December 31, 2007 $27,353 remained unamortized, and $18,235 had been expensed as share-based consulting expense.

On September 24, 2007 the Company granted options for 200,000 shares of its common stock at an exercise price of $0.20 per share. The options were issued to a consultant as part of a sixteen week consulting agreement, and carried a one year term with no vesting period. The estimated value of the options, using the Black-Scholes pricing model based on a 204% volatility rate and a call option value of $0.1232 is $24,640, which was amortized as share-based consulting expense over the length of the consulting agreement. At December 31, 2007 $3,080 remained unamortized, and $21,560 had been expensed as share-based consulting expense.

On September 18, 2007 the Company issued 200,000 shares of its common stock to a consulting company as part of a sixteen week consulting agreement for consulting services. The estimated value of the shares, using the fair market value of the stock on the date of issuance is $40,000, which was amortized as share-based consulting expense over the length of the agreement. At December 31, 2007 $5,000 remained unamortized, and $35,000 had been expensed as share-based consulting expense.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

On September 18, 2007 the Company issued 150,000 shares of its common stock to a law firm as part of a one year agreement for legal services. The estimated value of the shares, using the fair market value of the stock on the date of issuance is $30,000, which was amortized as share-based professional fees over the length of the agreement. At December 31, 2007 $22,500 remained unamortized, and $7,500 had been expensed as share-based professional fees.

On July 24, 2007 the Company granted options for 250,000 shares of its common stock at an exercise price of $0.30 per share. The options were issued to a consultant as part of a one year consulting agreement beginning on April 11, 2007, and carried a three year term with no vesting period. The estimated value of the options, using the Black-Scholes pricing model based on a 196% volatility rate and a call option value of $0.1513 is $37,829, which was amortized as share-based consulting expense over the length of the consulting agreement. At December 31, 2007 $14,464 remained unamortized, and $23,365 had been expensed as share-based consulting expense.

On June 30, 2007 the Company granted options for 50,000 shares of its common stock at an exercise price of $0.30 per share. The options were issued to a consultant as part of a thirty-eight week consulting agreement, and carried a two year term with no vesting period. The estimated value of the options, using the Black-Scholes pricing model based on a 194% volatility rate and a call option value of $0.1964 is $9,821, which was amortized as share-based consulting expense over the length of the consulting agreement. At December 31, 2007 $3,619 remained unamortized, and $6,202 had been expensed as share-based consulting expense.

On June 25, 2007 the Company granted options for 250,000 shares of its common stock at an exercise price of $0.30 per share. The options were issued to a consultant as part of a one year consulting agreement beginning on April 11, 2007, and carried a three year term with no vesting period. The estimated value of the options, using the Black-Scholes pricing model based on a 193% volatility rate and a call option value of $0.2259 is $56,485, which was amortized as share-based consulting expense over the length of the consulting agreement. At December 31, 2007 $20,810 remained unamortized, and $35,675 had been expensed as share-based consulting expense.

During September 2006, the Company granted warrants for 166,666 shares of its common stock at an exercise price of $0.25 per share. The warrants were issued to a consultant as part of a 26 week consulting agreement, and carried a one year term with no vesting period. The estimated value of the warrants, using the Black-Scholes pricing model based on a 143% volatility rate and a call option value of $0.1742 is $29,031, which was amortized as share-based compensation over the length of the consulting agreement. At December 31, 2007 and 2006, respectively, $-0- and $13,399 remained unamortized, and $13,399 and $15,632 had been expensed as share-based compensation.

During August 2006, the Company granted warrants for 600,000 shares of its common stock at an exercise price of $0.15 per share. The warrants were issued to a consultant as part of a twenty-six week consulting agreement, and carried a two year term with no vesting period. The estimated value of the warrants, using the Black-Scholes pricing model based on a 132% volatility rate and a call option value of $0.1963 is $117,807, which was amortized as share-based compensation over the length of the consulting agreement. At December 31, 2007 and 2006, respectively, $-0- and $40,780 remained unamortized, and $40,780 and $77,027 had been expensed as share-based compensation.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

Prepaid share-based compensation was $96,826 and $54,179 at December 31, 2007 and 2006, respectively.

NOTE 7. INCOME TAXES

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

For the years ended December 31, 2007 and 2006, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2007, the Company had approximately $8,900,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$3,115,000	$2,730,000

Net deferred tax assets before valuation allowance	3,115,000	2,730,000
Less: Valuation allowance	(3,115,000)	(2,730,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2007 and 2006, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of December 31,
	2007	2006
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)%	(35)%

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

NOTE 8. RELATED PARTY TRANSACTIONS

(A) Employment Agreements

In January 2005 PNTV entered into an employment agreement with its president and CEO for a period of five years. PNTV agreed to pay an annual salary in the amount of $150,000. Additional compensation will be paid equal to 10% of royalty income received by PNTV from sources directly resulting from the CEO’s efforts. As of December 31, 2007 and 2006, no additional compensation has been recorded as a result of royalty income. The agreement allows the CEO to elect to receive restricted stock in exchange for unpaid salaries at a discounted price equal to 80% of the average 30-day trading price prior to each election. The CEO accepted 367,647 and 570,000 shares in exchange for $55,206 and $73,500 of unpaid salary during the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, the CEO also received bonuses in the form of 400,000 shares of preferred stock with a 1:1 conversion ratio into common stock. The shares were valued at $80,000 based on the fair market value of the Company’s common stock at the date of issuance. The CEO also received options to purchase 250,000 shares of common stock at an exercise price of $.50 with a 3-year life during the year ended December 31, 2006. The estimated value of the options, using the Black-Scholes pricing model, is $94,217, which was expensed as share-based compensation in 2006.

In January, 2005 PNTV entered into a five-year employment agreement with its President of Programming. PNTV agreed to pay an annual salary of $150,000 during the term of the agreement. Additional compensation will be paid equal to 10% of royalty income received by PNTV from sources directly resulting from the President of Programming efforts. As of December 31, 2006, no additional compensation has been recorded as a result of royalty income. The agreement allows the President of Programming to elect to receive restricted stock in exchange for unpaid salaries at a discounted price equal to 80% of the average 30-day trading price prior to each election. The President of Programming accepted 397,000 and 803,332 shares in exchange for $59,624 and $112,150 of unpaid salary during the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, the President of Programming also received bonuses in the form of 400,000 shares of preferred stock with a 1:1 conversion ratio into common stock. The shares were valued at $80,000 based on the fair market value of the Company’s common stock at the date of issuance. The President of Programming also received options to purchase 250,000 shares of common stock at an exercise price of $.50 with a 3-year life during the year ended December 31, 2006. The estimated value of the options, using the Black-Scholes pricing model, is $94,217, which was expensed as share-based compensation in 2006.

Officer compensation expense was $460,000 and $352,783 at December 31, 2007 and 2006, respectively. The balance owed was $39,967 and $-0- at December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007 the Company granted Doug Miller, a director of the Company, options to purchase 50,000 shares of common stock at an exercise price of $.28 with a three-year life. The estimated value of the options, using the Black-Scholes pricing model, is $9,148, which was expensed as share-based consulting expense. The Company also issued Mr. Miller 50,000 and another 30,000 shares of common stock at $0.21 and $0.17 cents per share, respectively, for services rendered during 2007.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2006 the Company granted Doug Miller, a director of the Company, options to purchase 200,000 shares of common stock at an exercise price of $.25 with a three-year life. The estimated value of the options, using the Black-Scholes pricing model, is $60,750, which was expensed as share-based compensation. The Company also issued Mr. Miller 15,000 shares of common stock at $0.17 cents per share for services rendered during 2006.

Doug Miller is also the president of GWIN, Inc; (DBA/ Winning Edge) PNTV generated revenues from GWIN, Inc. of approximately $31,875 and $31,400 in 2007 and 2006, respectively.

During the year ended December 31, 2006 the Company issued Joost Van Adelsberg, a former director of the Company 70,000 shares of common stock at $0.17 cents per share for services rendered during 2006. These shares were expensed as a stock-based consulting expense.

During the year ended December 31, 2007 the Company issued Morden Lazarus, a director of the Company, 16,000 shares of common stock at $.15 per share for services rendered during 2007. These shares were expensed as a stock-based consulting expense.

During the year ended December 31, 2006 the Company granted Morden Lazarus, a director of the Company, options to purchase 100,000 shares of common stock at an exercise price of $.50 with a three-year life, and another 100,000 shares of common stock at an exercise price of $.25 with a three-year life. The estimated value of the options, using the Black-Scholes pricing model, is $57,937, which was expensed as a share-based consulting expense.

During the year ended December 31, 2007 the Company granted Terry Debono, a director of the Company, options to purchase 50,000 shares of common stock at an exercise price of $.25 with a three-year life. The estimated value of the options, using the Black-Scholes pricing model, is $8,245, which was expensed as share-based consulting expense. The Company also issued Mr. Debono 125,000 shares of common stock at $0.20 cents per share for services rendered during 2007.

NOTE 9. STOCKHOLDERS’ EQUITY

(A) Preferred stock

On September 18, 2007 the board of directors authorized the issuance of 150,000 shares of series A preferred stock to each of two of the Company’s Officers as a compensation bonus. The preferred shares carry preferential voting rights of 25:1 and are convertible to common stock on a 1:1 basis. The total fair value of the common stock on September 18, 2007 was $60,000. The shares were issued on October 3, 2007.

On July 24, 2007, the Company designated 2,000,000 shares of its blank check preferred stock as “Series A Preferred Stock” with 25:1 preferential voting rights and a 1:1 conversion into common stock feature.

On June 18, 2007 the board of directors authorized the issuance of 250,000 shares of series A preferred stock to each of two of the Company’s Officers as a compensation bonus. The preferred shares carry preferential voting rights of 25:1 and are convertible to common stock on a 1:1 basis. The total fair value of the common stock on June 18, 2007 was $100,000. The shares were issued on October 3, 2007.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

(B) Common stock

During the year ended December 31, 2007, the Company cancelled a total of 272,662 shares of common stock to six different consultants for services which had not been performed as agreed upon.

On December 4, 2007 the Company sold 750,000 shares of common stock, and warrants to purchase another 750,000 shares at $0.25 per share, to an accredited investor for $150,000.

On November 15, 2007 the Company authorized and issued 15,000 shares of restricted section 144, common stock to an employee for services performed. The common stock was valued at a total of $2,550.

On November 15, 2007 the Company authorized and issued 15,000 shares of restricted section 144, common stock to an employee for services performed. The common stock was valued at a total of $2,550.

On November 15, 2007 the Company authorized and issued 102,400 shares of restricted section 144, common stock to seven different consultants for services performed. The common stock was valued at a total of $17,408.

On November 15, 2007 the Company authorized and issued 30,000 shares of restricted section 144, common stock to a director for services performed. The common stock was valued at a total of $5,100. (See Note 8)

On September 18, 2007 the Company authorized and issued 110,000 shares of restricted section 144, common stock to five different individuals for services performed. The common stock was valued at a total of $22,000.

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

On July 30, 2007 the Company entered into a consulting agreement for 120,000 shares of restricted “144” common stock as compensation, as well as the authorization of an additional 120,000 shares of unrestricted “S-8” common stock which were subsequently issued in August. These shares were valued at $18,000 and $27,000, respectively.

On July 26, 2007 the Company sold 34,000 shares of common stock, and warrants to purchase another 34,000 shares at $0.25 per share, to an individual investor for $5,100.

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

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

During 2006, PNTV’s CEO and COO elected to convert $185,650 in compensation for services performed under their employment contracts to 1,373,332 shares of its $.001 common stock at prices ranging from $.15 to $.29 cents per share. During 2006 the Company issued 706,666 shares and the remaining 666,666 shares were still un-issued as of December 31, 2006.

(C) Shares authorized, issued, & outstanding

At December 31, 2006 the total shares that could be converted to common stock through all of the convertible debentures, stock options, and warrants outstanding is in excess of the total number of shares authorized (25,000,000). The articles of incorporation were amended in 2007 to increase the authorized shares to 150,000,000 shares.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

NOTE 10. WARRANTS AND OPTIONS

On November 16, 2007, the Company authorized the extension of expired warrants to purchase 50,000 shares of its common stock to a previous investor of the Company. The warrants originally carried a twelve month term with an exercise price of $0.25 per share. The warrants were extended an additional twelve months and all other terms remained the same. The estimated value expensed in accordance with the extension using the Black-Scholes Pricing Model was $4,193.

On November 15, 2007, the Company granted 75,000 cashless stock options as part of a consulting agreement for services rendered. The options are exercisable until November 15, 2010 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model was $11,596.

On November 15, 2007, the Company granted 15,000 cashless stock options to an employee as a bonus for services rendered. The options are exercisable until November 15, 2010 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model was $2,319.

On November 15, 2007, the Company granted 15,000 cashless stock options to an employee as a bonus for services rendered. The options are exercisable until November 15, 2010 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model was $2,319.

On November 15, 2007, the Company granted 15,000 stock options to an independent contractor for services rendered. The options are exercisable until November 15, 2010 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model was $2,319.

On November 7, 2007, the Company granted 250,000 stock options as part of a consulting agreement for services rendered. The options are exercisable until November 7, 2010 at an exercise price of $0.30 per share. The estimated value using the Black-Scholes Pricing Model is $45,588 and is being amortized over the five month life of the agreement.

On November 1, 2007, the Company authorized the extension of expired warrants to purchase 125,000 shares of its common stock to two previous investors of the Company. The warrants originally carried a twelve month term with an exercise price of $0.25 per share. The warrants were extended an additional twelve months and all other terms remained the same. The estimated value expensed in accordance with the extension using the Black-Scholes Pricing Model was $12,552.

On October 1, 2007, the Company authorized the extension of expired warrants to purchase 341,666 shares of its common stock to three previous investors of the Company. The warrants originally carried a twelve month term with an exercise price of $0.25 per share. The warrants were extended an additional twelve months and all other terms remained the same. The estimated value expensed in accordance with the extension using the Black-Scholes Pricing Model was $46,458.

On September 24, 2007, the Company granted 50,000 cashless stock options to a consultant for services rendered. The options are exercisable until September 23, 2010 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model was $8,245.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

On April 2, 2007 the Company granted 100,000 warrants to an investor as part of a subscription agreement in which the investor purchased 100,000 shares of common stock for $15,000. The warrants are exercisable for twenty four months from the date of issuance at a strike price of $0.25 per share.

In February, 2007, the Company authorized the re-pricing of options to purchase 500,000 shares of its common stock to officers and directors of the Company that were originally issued in February of 2006 in exchange for services at an exercise price of $0.50 per share. The estimated value using the Black-Scholes pricing Model was originally $226,121. The options were re-priced with an exercise price of $0.25 per share, and all other terms remained the same. The estimated value expensed in accordance with the re-pricing using the Black-Scholes Pricing Model was $61,642.

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

(D) Options and Warrants Cancelled

During the year ended December 31, 2007, the Company cancelled 200,000 options that were outstanding at December 31, 2006. The cancellation of the options had no impact on the current period operations.

(E) Options and Warrants Expired

During the year ended December 31, 2007, 1,183,336 warrants and options that were outstanding as of December 31, 2006 expired. The expiration of the options had no impact on the current period operations.

(F) Options Exercised

No options expired, or were exercised during the years ended December 31, 2007 and 2006.

The following is a summary of information about the Stock Options outstanding at December 31, 2007.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.15 - 0.78	8,776,499	2.44 years	$0.29	8,776,499	$0.29

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2007	2006

Average risk-free interest rates	4.20%	5.07%
Average expected life (in years)	2.44	1.76
Volatility	203%	150%

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2007 was approximately $0.29 per option, and during 2006 was approximately $0.23 per option.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2006	4,411,836	$0.34
Expired in 2007	(1,183,336)	(0.40)
Cancelled in 2007	(200,000)	(0.25)
Options granted	5,747,999	0.29
Options exercised	-0-	-0-

Balance, December 31, 2007	8,776,499	0.29

Exercisable, December 31, 2007	8,776,499	$0.29

NOTE 11. OPERATING LEASE

The Company leases its operating and office facilities under a long-term, non-cancelable operating lease agreement. The lease expires on February 28, 2008 and provides for renewal options including month to month. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The Company currently plans to continue their lease on a month to month basis and has not entered into a new lease agreement. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs). Lease expense totaled $69,769 and $81,612 during 2007 and 2006, respectively.
The following is a schedule by year of future minimum rental payments required under the operating lease agreement:

Year Ending December 31,	Amount

2008	$12,096

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

NOTE 12. COMMITMENTS

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

NOTE 13. SUBSEQUENT EVENTS

Stock issuances

On February 13, 2008 PNTV issued 100,000 shares of common stock to the CEO as payment for wages in lieu of cash. In accordance with the terms of the employment agreement the shares were valued and relieved $8,327.27 of unpaid compensation. In addition, the CEO forgave $6,672.73 of compensation earned during the period.

On February 13, 2008 PNTV issued 180,000 shares of common stock to the President of Programming as payment for wages in lieu of cash. In accordance with the terms of the employment agreement the shares were valued and relieved $14,989.09 of unpaid compensation. In addition, the President of Programming forgave $5,010.91 of compensation earned during the period.

During the first three months of 2008 PNTV issued 274,000 shares of restricted common stock for services. These shares were valued at $36,192; the fair market value of the underlying shares.

During the first three months of 2008 PNTV issued 40,500 shares of free-trading common stock for services. These shares were valued at $4,050; the fair market value of the underlying shares.

Stock options

On February 15, 2008 the Company granted cashless options to purchase 250,000 shares of its common stock to the CEO and the President of Programming as a bonus for services rendered. The options are exercisable until February 15, 2011 at an exercise price of $0.20 per share. The total estimated value expense using the Black-Scholes Pricing Model was $46,542.

On February 15, 2008 the Company granted 25,000 cashless stock options to each of five members of the Board of Directors for services rendered. The options are exercisable until February 15, 2011 at an exercise price of $0.20 per share. The total estimated value expense using the Black-Scholes Pricing Model was $11,635.

On February 15, 2008 the Company granted another 100,000 cashless stock options to one of the members of the Board of Directors for additional services rendered. The options are exercisable until February 15, 2011 at an exercise price of $0.20 per share. The total estimated value expense using the Black-Scholes Pricing Model was $9,308.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

On February 15, 2008 the Company granted 100,000 stock options to a consultant for services rendered. The options are exercisable until February 15, 2011 at an exercise price of $0.20 per share. The total estimated value expense using the Black-Scholes Pricing Model was $9,308.
308.

On February 15, 2008 the Company granted 100,000 stock options to a consultant for services rendered. The options are exercisable until February 15, 2011 at an exercise price of $0.20 per share. The total estimated value expense using the Black-Scholes Pricing Model was $9,308.
308.

On February 15, 2008 the Company granted 150,000 stock options to a consultant for services rendered. The options are exercisable until February 15, 2009 at an exercise price of $0.20 per share. The total estimated value expense using the Black-Scholes Pricing Model was $8,597.

On February 15, 2008 the Company granted 50,000 stock options to a consultant for services rendered. The options are exercisable until February 15, 2009 at an exercise price of $0.20 per share. The total estimated value expense using the Black-Scholes Pricing Model was $2,866.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYERS NETWORK

By:	/s/ Mark Bradley
Date: April 14, 2008	Mark Bradley, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below appoints Mark Bradley his attorney in fact, with full power of substitution and re-substitution, to sign any and all amendments to this Report on Form 10-KSB of Players Network, and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney in fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Bradley	Director & Chief Executive Officer (Principal	April 14, 2008
Mark Bradley	Executive Officer, Principal Financial Officer & Principal Accounting Officer)

/s/ Michael Berk	Director and President of Programming	April 14, 2008
Michael Berk

/s/ Morden Lazarus	Director	April 14, 2008
Morden Lazarus

/s/ Doug Miller	Director	April 14, 2008
Doug Miller

/s/ Terry Debono	Director	April 14, 2008
Terry Debono