Form 10-Q
period 2008-03-31
PLAYERS NETWORK
filed 2008-05-20
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2008

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______to _________.

Commission file number: 000-29363

PLAYERS NETWORK
(Exact name of registrant as specified in its charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4260 Polaris Avenue Las Vegas, Nevada 89103	(702) 895-8884
(Address of principal executive offices)	(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ Noམ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock on May 15, 2008 was 29,862,069.

PLAYERS NETWORK
FORM 10-Q
Quarterly Period Ended March 31, 2008
Page

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II — Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “the Company” refer specifically to Players Network and our subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PLAYERS NETWORK
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$43,008	$69,959
Accounts receivable, net of allowance for doubtful acccounts
of $32,947 at March 31, 2008 and December 31, 2007	16,319	17,852
Prepaid expenses	230	11,839
Total current assets	59,557	99,650

Fixed assets, net of accumulated depreciation of $17,213 and
$15,534 at March 31, 2008 and December 31, 2007, respectively	3,614	5,294

	$63,171	$104,944

Liabilities and Stockholders' Equity

Current liabilities:
Deferred revenues	$16,667	$33,333
Accounts payable	295,029	341,675
Accrued expenses	339,251	303,173
Current maturities of long term debt	5,000	5,000
Total current liabilities	655,947	683,181

Long term debt, net of discount of $70,913 and $84,705 at
March 31, 2008 and December 31, 2007, respectively	359,087	345,295

Stockholders' (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares
authorized; 800,000 shares issued and outstanding	800	800
Common stock, $0.001 par value, 150,000,000 shares
authorized; 29,862,069 shares issued and outstanding	29,862	29,267
Additional paid-in capital	14,397,404	14,165,616
Accumulated (deficit)	(15,379,929)	(15,119,215)
	(951,863)	(923,532)

	$63,171	$104,944

The accompanying notes are an integral part of the financial statements

PLAYERS NETWORK
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenue
Network	$17,385	$17,405
Production and other	106,012	69,160
Total revenue	123,397	86,565

Expenses:
Direct operating costs	40,201	33,266
General and administrative	119,723	105,115
Officer salaries and wages	121,996	136,642
Salaries and wages	24,312	18,554
Consulting services	97,068	127,166
Consulting services, related party	26,289	32,400
Rent	18,749	12,652
Depreciation and amortization	1,680	13,632
Total operating expenses	450,018	479,427

Net operating (loss)	(326,621)	(392,862)

Other income (expense):
Interest expense	(7,007)	(9,105)
Gain on debt settlement	86,706	-
Financing costs	(13,792)	(13,792)
Total other income (expenses)	65,907	(22,897)

Net (loss)	$(260,714)	$(415,759)

Weighted average number of common
shares outstanding - basic and fully diluted	29,559,783	23,583,899

Net (loss) per share - basic & fully diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of the financial statements

PLAYERS NETWORK

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2008	2007

Cash flows from operating activities
Net (loss)	$(260,714)	$(415,759)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Gain on debt settlements	(86,706)	-
Depreciation and amortization expense	1,680	13,632
Stock issued for services	33,950	141,536
Stock issued for services, related party	40,800	107,400
Options issued for services	90,148	-
Options issued for services, related party	67,485	61,642
Amortization of warrants	-	54,179
Amortization of beneficial conversion feature	13,792	13,792
Decrease (increase) in assets:
Accounts receivable	1,533	(3,400)
Prepaid expenses	11,609	1,865
Increase (decrease) in liabilities:
Checks drawn in excess of available funds	-	2,400
Deferred revenues	(16,666)	-
Accounts payable	40,060	(11,751)
Accrued expenses	36,078	17,957
Net cash (used in) operating activities	(26,951)	(16,507)

Net increase in cash	(26,951)	(16,507)
Cash - beginning	69,959	16,507
Cash - ending	$43,008	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Stock issued for services	$33,950	$141,536
Stock issued for services, related party	$40,800	$107,400
Stock options issued for services	$90,148	$-
Stock options issued for services, related party	$67,485	$61,642

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($15,379,929), and as of March 31, 2008, the Company’s current liabilities exceeded its current assets by $596,390 and its total liabilities exceeded its total assets by $951,863. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Long Term Debt

Long-term debt consists of the following at March 31, 2008 and December 31, 2007, respectively:

	2008	2007
5% unsecured convertible debentures, due in September 2009, convertible into 333,333 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.
	$ 50,000	$ 50,000
5% unsecured convertible debentures, due in August 2009, convertible into 400,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	60,000	60,000
5% unsecured convertible debentures, due in June 2009, convertible into 200,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	30,000	30,000
5% unsecured convertible debentures, due in June 2009, convertible into 100,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	15,000	15,000
5% unsecured convertible debentures, due in May 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	25,000	25,000
5% unsecured convertible debentures, due in March 2009, convertible into 571,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	200,000	200,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
Unsecured demand note due to a former Officer of the Company. The non interest bearing debt is expected to be repaid in the near term.	5,000	5,000
Total debt	435,000	435,000
Less: current portion	5,000	5,000
Long-term debt, less current portion	430,000	430,000
Less: discount on beneficial conversion feature	70,913	84,705
Long-term debt, less discount on beneficial conversion feature	$ 359,087	$ 345,295

Future maturities of long-term debt are as follows as of March 31, 2008:

2008	$5,000
2009	430,000
2010	-
2011	-
Thereafter	-
$435,000

Accrued interest on the above convertible notes totaled $41,004 and $35,644 at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 principal and interest on the notes payable are convertible into 2,088,651 shares of common stock.

Interest expense totaled $7,007 and $9,105 for the three months ended March 31, 2008 and 2007, respectively, of which $1,647 and $3,371, respectively was incurred from credit card finance charges and accounts payable finance charges.

The Company has recorded a beneficial conversion feature of $167,952 in connection with the convertible debentures. The resulting discount is being amortized over the term of the debt instruments. Amortization of the beneficial conversion feature was $13,792 for the three months ended March 31, 2008 and 2007. This amount has been included in financing costs expense for the three months ended, March 31, 2008 and 2007. A beneficial conversion feature is recorded as a discount on the notes payable in the amount of $70,913 and $84,705 as of March 31, 2008 and December 31, 2007, respectively.

Note 4 - Related party transactions

On February 13, 2008 the Company issued 100,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock on February 13, 2008 was $11,000.

On February 13, 2008 the Company issued 180,000 shares of common stock to its President of Programming for unpaid compensation. The total fair value of the common stock on February 13, 2008 was $19,800.

On February 13, 2008 the Company issued 100,000 shares of common to one of its directors for consulting services. The total fair value of the common stock on February 13, 2008 was $10,000.

On February 15, 2008 the Company granted cashless options to purchase 250,000 shares of its common stock to the Company’s CEO as a bonus for services performed at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model was $23,271.

On February 15, 2008 the Company granted cashless options to purchase 250,000 shares of its common stock to the Company’s President of Programming as a bonus for services performed at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model was $23,271.

On February 15, 2008 the Company granted cashless options to purchase 100,000 shares of its common stock to a director of the Company in exchange for services at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model was $9,308.

On February 15, 2008 the Company granted cashless options to purchase 25,000 shares of its common stock to each of all five of the Company’s directors in exchange for their services as board members. The options carry an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model was $2,327 each.

Note 5 - Stockholders’ equity

On February 13, 2008 the Company issued 100,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock on February 13, 2008 was $11,000.

On February 13, 2008 the Company issued 180,000 shares of common stock to its President of Programming for unpaid compensation. The total fair value of the common stock on February 13, 2008 was $19,800.

On February 13, 2008 the Company issued 100,000 shares of common to one of its directors for consulting services. The total fair value of the common stock on February 13, 2008 was $10,000.

On February 13, 2008, the Company issued 100,000 shares of common stock to a consultant for services. These shares were valued at $10,000.

On February 13, 2008, the Company issued 5,000 shares of common stock to a consultant for commissions related to the Company’s sound stage rentals. These shares were valued at $500.

On February 13, 2008, the Company issued 20,000 shares of common stock to an employee as a bonus for services performed. These shares were valued at $2,000.

On February 13, 2008, the Company issued 12,000 shares of common stock to an employee as a bonus for services performed. These shares were valued at $1,200.

On February 13, 2008, the Company issued a total of 27,500 shares of common stock to four different consultants for services. These shares were valued at $2,750.

On March 11, 2008, the Company issued 50,000 shares of common stock to a consultant for services as part of a 30 day public relations agreement. These shares were valued at $10,000 and will be amortized as the services are performed. The Company expensed $5,000 in the three months ending March 31, 2008

Note 6 - Stock options and warrants

Options and Warrants Granted

On February 15, 2008 the Company granted cashless options to purchase 250,000 shares of its common stock to the Company’s CEO as a bonus for services performed at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model was $23,271.

On February 15, 2008 the Company granted cashless options to purchase 250,000 shares of its common stock to the Company’s President of Programming as a bonus for services performed at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model was $23,271.

On February 15, 2008 the Company granted cashless options to purchase 100,000 shares of its common stock to a director of the Company in exchange for services at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model was $9,308.

On February 15, 2008 the Company granted 100,000 stock options to a consultant for services as part of a 30 day public relations agreement at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model was $9,308 and will be amortized as the services are performed. The Company expensed $4,654 in the three months ending March 31, 2008.

On February 15, 2008 the Company granted 100,000 stock options to a consultant for services rendered at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model was $9,308.

On February 15, 2008 the Company granted 150,000 stock options to a consultant for services rendered at an exercise price of $0.20 per share, exercisable over 12 months from the grant date. The estimated value using the Black-Scholes pricing Model was $8,597.

On February 15, 2008 the Company granted 50,000 stock options to a consultant for services rendered at an exercise price of $0.20 per share, exercisable over 12 months from the grant date. The estimated value using the Black-Scholes pricing Model was $2,866.

On February 15, 2008 the Company granted cashless options to purchase 25,000 shares of its common stock to each of all five of the Company’s directors in exchange for their services as board members. The options carry an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model was $2,327 each.

Options and Warrants Cancelled

None.

Options and Warrants Expired

On February 20, 2008, 20,000 options that were outstanding as of December 31, 2007 expired. The expiration of the options had no impact on the current period operations.

Options and Warrants Exercised

No options were exercised during the three month period ending March 31, 2008.

The following is a summary of information about the Stock Options and Warrants outstanding at March 31, 2008.

Shares Underlying Options and Warrants Outstanding				Shares Underlying Options and Warrants Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.15 - 0.78	9,881,499	2.82 years	$0.28	9,881,499	$0.28

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2008	2007

Average risk-free interest rates	2.02%	5.07%
Average expected life (in years)	2	2
Average Volatility	180%	194%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2008 and 2007, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during the three months ending March 31, 2008 was approximately $0.20 per option, or warrant.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

	Number Of Shares	Weighted Average Exercise Price

Balance, December 31, 2007	8,776,499	$0.29
Options cancelled	-0-	-0-
Options expired	(20,000)	(0.50)
Options vested during the period	1,125,000	0.20

Balance, March 31, 2008	9,881,499	0.28

Exercisable, March 31, 2008	9,881,499	$0.28

Note 7 - Subsequent events

Stock issuances

On April 29, 2008 the board of directors authorized the issuance of 300,000 shares of common stock to pay a $45,000 portion of a vendor’s outstanding accounts payable balance. The shares have not yet been issued as of the date of this report.

On April 29, 2008 the Company authorized the issuance of 200,000 shares of convertible preferred stock to its CEO for unpaid compensation. The total fair value of the common stock on April 29, 2008 was $18,000 and the shares have not yet been issued as of the date of this report.

On April 29, 2008 the Company authorized the issuance of 200,000 shares of convertible preferred stock to its President of Programming for unpaid compensation. The total fair value of the common stock on April 29, 2008 was $18,000 and the shares have not yet been issued as of the date of this report.

On April 29, 2008 the Company authorized the issuance of 227,273 shares of common stock to its President of Programming for unpaid compensation. The total fair value of the common stock on April 29, 2008 was $20,455 and the shares have not yet been issued as of the date of this report.

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

In 2007 the Company brought on it first major sponsor IGT, who sponsored an original television series “Winner and Jackpots”. The Company expects the sponsorship to continue through 2008. The sponsorship included an initial deposit and a per show production fee. The Company also engaged an advertising agency to act as the Company’s representative to mainstream sponsors to assist the Company in creating advertising revenues. The Company signed distribution agreements with Telco and satellite giants AT&T and Verizon pursuant to which the Company’s content will be distributed over these companies’ IPTV platforms. The Company also signed agreements with Direct TV and EchoStar to deliver Players Network branded VOD channels. Management believes that the addition of these new distribution platforms will enable the Company to begin to generate revenues from advertising.

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

Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007:

	For the Three Months Ended March 31,
	2008	2007	Increase / (Decrease)

Revenues	$123,397	$86,565	$36,832

Direct operating costs	40,201	33,266	6,935
General and administrative	119,723	105,115	14,608
Salaries and wages	146,308	155,196	(8,888)
Consulting services	123,357	159,566	(36,209)
Rent	18,749	12,652	6,097
Depreciation and amortization	1,680	13,632	(11,952)

Total Operating Expenses	450,018	479,427	(29,409)

Net Operating (Loss)	(326,621)	(392,862)	66,241

Total other income (expense)	65,907	(22,897)	88,804

Net (Loss)	$(260,714)	$(415,759)	$(155,045)

Revenues:

During the three months ended March 31, 2008 and 2007, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media, and advertising fees, and production revenues, which included fees from third party programming production and sound stage rentals. Aggregate revenues for the three months ended March 31, 2008 were $123,397 compared to revenues of $86,565 in the three months ended March 31, 2007, an increase in revenues of $36,832, or 43%. Revenues increased as a result of the change in our business focus away from our legacy business to our new distribution strategy. Our efforts to diversify our broadcast channels have begun to show rewards. The revenue stream grew with our expanded library of multimedia content, and a wider network to deliver our products. This in turn enabled us to further expand production revenues to new customers.

Direct Operating Costs:

Direct operating costs were $40,201 for the three months ended March 31, 2008 compared to $33,266 for the three months ended March 31, 2007, an increase of $6,935 or 21%. Our direct operating costs in 2008 increased due to our continued efforts to increase our library of video content. We expect to be able to support increased revenues in the future without a significant increase in operating costs by operating at a higher capacity within our delivery channels. In 2008 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs.

General and Administrative:

General and administrative expenses were $119,723 for the three months ended March 31, 2008 compared to $105,115 for the three months ended March 31, 2007, an increase of $14,608 or approximately 14%. The increase in general and administrative expense for the three months ended March 31, 2008 compared to 2007 was primarily due to an increase in marketing fees. In the three months ending March 31, 2008 we focused heavily on promoting the Company and disseminating information regarding the exciting new activities the Company is developing.

Salaries and wages:

Salaries and wage expense was $146,308 for the three months ended March 31, 2008 compared to $155,196 for the three months ended March 31, 2007, a decrease of $8,888 or 6%. The Company recorded non-cash expenses for salaries and wages totaling $85,196 and $117,766, during the three months ended March 31, 2008 and 2007, respectively. The non-cash expenses consisted of the value of common stock, recorded at fair value, issued to employees of $34,000 and $75,000 for the three months ended March 31, 2008 and 2007, respectively, as well as, common stock options, recorded at fair value of $51,196 and $61,642 for the three months ended March 31, 2008 and 2007, respectively. Salaries and wage expenses decreased for the three months ended March 31, 2008 compared to 2007 primarily because of a decrease in the issuance of common stock options to employees in 2008.

Consulting services:

Consulting services expense was $123,357 for the three months ended March 31, 2008 compared to $159,566 for the three months ended March 31, 2007, a decrease of $36,209 or 23%. Consulting services decreased for the three months ended March 31, 2008 compared to 2007 due to a decrease in the use of outside consultants for video production services in 2008. During the three months ended March 31, 2008 and 2007, the Company recorded non-cash expenses for consulting services totaling $123,357 and $154,186. The non-cash expenses consisted of the value of common stock and common stock options, recorded at fair value, issued to service providers.

Rent:

Rent expense was $18,749 for the three months ended March 31, 2008 compared to $12,652 for the three months ended March 31, 2007, an increase of $6,097 or 48%. Rent expense increased for the three months ended March 31, 2008 compared to 2007 due to the timing of rental payments and related adjustments.

Depreciation and amortization:

Depreciation and amortization expense was $1,680 for the three months ended March 31, 2008 compared to $13,632 for the three months ended March 31, 2007, a decrease of $11,952 or 88%. The decrease in depreciation and amortization for the three months ended March 31, 2008 compared to 2007 was due to the disposal of fixed assets no longer in service during the third quarter of 2007.

Net Operating Loss:

Net operating loss for the three months ended March 31, 2008 was $326,621 or ($0.01) per share compared to a net operating loss of $392,862 for the three months ended March 31, 2007, or ($0.02) per share, a decrease of $66,241 or 17%. Net operating loss decreased primarily as a result of our increased revenues of $36,832 and decreased expenses of $36,209 in consulting fees and $11,952 of depreciation in 2008 compared to 2007.

Net Loss:

The net loss for the three months ended March 31, 2008 was $260,714, compared to a net loss of $415,759 for the three months ended March 31, 2007, a decreased net loss of $155,045. Net loss decreased primarily as a result of our increased revenues of $36,832 and gain on debt settlements of $86,706 in 2008 compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2008 compared to March 31, 2007.

	March 31, 2008	March 31, 2007
Total Assets	$63,171	$60,490

Accumulated (Deficit)	$(15,379,929)	$(13,737,542)

Stockholders’ Equity	$(951,863)	$(939,882)

Working Capital (Deficit)	$(596,390)	$(663,803)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At March 31, 2008, we had a negative working capital position of $(596,390). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice in 2008. In the three months ending March 31, 2008, the Company issued 594,500 shares valued at $67,250 in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2008.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

Not required.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1943, as amended) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008 our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

Throughout the three months ended March 31, 2008, we began the implementation of a remediation plan to address the material weaknesses identified during the audit of our fiscal year ended December 31, 2007. The control deficiencies that gave rise to the material weaknesses related to the fact that our accounting resources did not include enough people with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. These control deficiencies contributed to material weaknesses in internal control with respect to segregation of duties, controls over financial reporting at the India subsidiary, stockholders equity and share-based compensation, acquisitions as well as financial statement presentation and disclosures. We have hired consultants with the necessary accounting knowledge, experience and training to meet the needs of our organization. We will continue to implement process changes and hire employees or consultants to address the material weaknesses noted in the internal controls over financial reporting for fiscal 2007. Once placed in operation for a sufficient period of time, we will evaluate the overall effectiveness of these new process changes to determine if they are operating effectively.

Inherent Limitations of Internal Controls

Our management, including our CEO, do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

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

Item 1A. Risk Factors

There has been no change in the Company's risk factors since the Company’s Annual Report on Form 10-KSB filed with SEC on April 15, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2008 the Company issued 100,000 shares of common stock to its CEO for services. The total fair value of the common stock on February 13, 2008 was $11,000.

On February 13, 2008 the Company issued 180,000 shares of common stock to its President of Programming for services. The total fair value of the common stock on February 13, 2008 was $19,800.

On February 13, 2008 the Company issued 100,000 shares of common to one of its directors for consulting services. The total fair value of the common stock on February 13, 2008 was $10,000.

On March 11, 2008, the Company issued 50,000 shares of common stock to a consultant for services as part of a 30 day public relations agreement. These shares were valued at $10,000 and will be amortized as the services are performed. The Company expensed $5,000 in the three months ending March 31, 2008

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2008

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer (Principal Executive Officer)