Form 10-Q
period 2008-06-30
PLAYERS NETWORK
filed 2008-08-19
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock on August 18, 2008 was 31,089,342.

PLAYERS NETWORK
FORM 10-Q
Quarterly Period Ended June 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PLAYERS NETWORK
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$-	$69,959
Accounts receivable, net of allowance for doubtful acccounts of $32,947 at June 30, 2008 and December 31, 2007	44,584	17,852
Prepaid expenses	58	11,839
Total current assets	44,642	99,650

Fixed assets, net of accumulated depreciation of $18,763 and $15,534 at June 30, 2008 and December 31, 2007, respectively	2,065	5,294

	$46,707	$104,944

Liabilities and Stockholders' Equity

Current liabilities:
Deferred revenues	$6,667	$33,333
Checks drawn in excess of available funds	753	-
Accounts payable	339,099	341,675
Accrued expenses	348,119	303,173
Current maturities of long term debt	5,000	5,000
Total current liabilities	699,638	683,181

Long term debt, net of discount of $57,121 and $84,705 at June 30, 2008 and December 31, 2007, respectively	372,879	345,295

Stockholders' (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized; 1,200,000 and 800,000 shares issued and outstanding, respectively	1,200	800
Common stock, $0.001 par value, 150,000,000 shares authorized; 30,389,342 and 29,267,569 shares issued and outstanding, respectively	30,390	29,267
Additional paid-in capital	14,501,688	14,165,616
Accumulated (deficit)	(15,559,088)	(15,119,215)
	(1,025,810)	(923,532)

	$46,707	$104,944

The accompanying notes are an integral part of the financial statements

PLAYERS NETWORK
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue
Network	$21,625	$331	$39,010	$16,725
Production and other	50,893	63,510	156,905	133,681
Total revenue	72,518	63,841	195,915	150,406

Expenses:
Direct operating costs	53,760	70,614	93,961	103,880
General and administrative	71,111	140,462	190,834	245,577
Officer salaries	62,454	175,000	184,450	250,000
Salaries and wages	18,101	28,400	42,413	46,954
Consulting services	21,757	170,328	118,825	297,494
Consulting services, related party	-	19,648	26,289	113,690
Rent	19,536	19,304	38,285	31,956
Depreciation and amortization	1,549	9,303	3,229	22,935

Total operating expenses	248,268	633,059	698,286	1,112,486

Net operating (loss)	(175,750)	(569,218)	(502,371)	(962,080)

Other income (expense):
Interest expense	(7,617)	(18,925)	(14,624)	(18,925)
Gain on debt settlement	18,000	74,610	104,706	74,610
Financing costs	(13,792)	(4,687)	(27,584)	(27,584)
Total other income (expenses)	(3,409)	50,998	62,498	28,101

Net (loss)	$(179,159)	$(518,220)	$(439,873)	$(933,979)

Weighted average number of common shares outstanding - basic and fully diluted	30,221,310	25,409,927	29,890,547	24,501,957

Net (loss) per share - basic & fully diluted	$(0.01)	$(0.02)	$(0.01)	$(0.04)

The accompanying notes are an integral part of the financial statements

PLAYERS NETWORK

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2008	2007
Cash flows from operating activities
Net (loss)	$(439,873)	$(933,979)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Gain on debt settlements	(104,706)	(74,610)
Depreciation and amortization expense	3,229	22,935
Stock issued for services	73,450	301,516
Stock issued for services, related party	97,255	257,729
Options issued for services	99,405	148,783
Options issued for services, related party	67,485	61,642
Amortization of warrants	-	54,179
Amortization of beneficial conversion feature	27,584	27,584
Decrease (increase) in assets:
Accounts receivable	(26,732)	(10,152)
Prepaid expenses	11,781	(5,635)
Increase (decrease) in liabilities:
Checks drawn in excess of available funds	753	-
Deferred revenues	(26,666)	40,000
Accounts payable	102,130	(47,261)
Accrued expenses	44,946	62,933
Net cash (used in) operating activities	(69,959)	(94,336)

Cash flows from financing activities
Proceeds from long term debt	-	12,500
Proceeds from the sale of common stock	-	67,100
Net cash provided by financing activities	-	79,600

Net increase in cash	(69,959)	(14,736)
Cash - beginning	69,959	16,507
Cash - ending	$-	$1,771
Supplemental disclosures:
Interest paid	$-	$4,245
Income taxes paid	$-	$-
Non-cash transactions:
Stock issued for services	$73,450	$301,516
Stock issued for services, related party	$97,255	$257,729
Stock options issued for services	$99,405	$148,783
Stock options issued for services, related party	$67,485	$61,642

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The balance sheet of the Company as of December 31, 2007 has been derived from the audited balance sheet of the Company as of that date. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Reclassifications
Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($15,559,088), and as of June 30, 2008, the Company’s current liabilities exceeded its current assets by $654,996 and its total liabilities exceeded its total assets by $1,025,810. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Long Term Debt

Long-term debt consists of the following at June 30, 2008 and December 31, 2007, respectively:

	2008	2007
5% unsecured convertible debentures, due in September 2009, convertible into 333,333 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	$50,000	$50,000
5% unsecured convertible debentures, due in August 2009, convertible into 400,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	60,000	60,000
5% unsecured convertible debentures, due in June 2009, convertible into 200,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	30,000	30,000
5% unsecured convertible debentures, due in June 2009, convertible into 100,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	15,000	15,000
5% unsecured convertible debentures, due in May 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	25,000	25,000
5% unsecured convertible debentures, due in March 2009, convertible into 571,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	200,000	200,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
Unsecured demand note due to a former Officer of the Company. The non interest bearing debt is expected to be repaid in the near term.	5,000	5,000
Total debt	435,000	435,000
Less: current portion	5,000	5,000
Long-term debt, less current portion	430,000	430,000
Less: discount on beneficial conversion feature	57,121	84,705
Long-term debt, less discount on beneficial conversion feature	$372,879	$345,295

Future maturities of long-term debt are as follows as of June 30, 2008:

2008	$5,000
2009	430,000
2010	-
2011	-
Thereafter	-
$435,000

Accrued interest on the above convertible notes totaled $46,364 and $35,644 at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 principal and interest on the notes payable are convertible into 2,112,514 shares of common stock.

Interest expense totaled $14,624 and $18,925 for the six months ended June 30, 2008 and 2007, respectively, of which $3,903 and $7,581, respectively was incurred from credit card finance charges and accounts payable finance charges.

The Company has recorded a beneficial conversion feature of $167,952 in connection with the convertible debentures. The resulting discount is being amortized over the term of the debt instruments. Amortization of the beneficial conversion feature was $27,584 for the six months ended June 30, 2008 and 2007. This amount has been included in financing costs expense for the six months ended, June 30, 2008 and 2007. A beneficial conversion feature is recorded as a discount on the notes payable in the amount of $57,121 and $84,705 as of June 30, 2008 and December 31, 2007, respectively.

Note 4 – Related party transactions

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

On April 29, 2008 the Company issued 200,000 shares of preferred stock to its CEO for unpaid compensation. The total fair value of the preferred stock on April 29, 2008 was $18,000.

On April 29, 2008 the Company issued 200,000 shares of preferred stock to its President of Programming for unpaid compensation. The total fair value of the preferred stock on April 29, 2008 was $18,000.

On April 29, 2008 the Company issued 227,273 shares of common stock to its President of Programming for unpaid compensation. The total fair value of the common stock on April 29, 2008 was $20,455.

Note 5 – Stockholders’ equity

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

On March 11, 2008, the Company issued 50,000 shares of common stock to a consultant for services as part of a public relations agreement. These shares were valued at $10,000.

On April 29, 2008 the Company issued 200,000 shares of preferred stock to its CEO for unpaid compensation. The total fair value of the preferred stock on April 29, 2008 was $18,000.

On April 29, 2008 the Company issued 200,000 shares of preferred stock to its President of Programming for unpaid compensation. The total fair value of the preferred stock on April 29, 2008 was $18,000.

On April 29, 2008 the Company issued 227,273 shares of common stock to its President of Programming for unpaid compensation. The total fair value of the common stock on April 29, 2008 was $20,455.

On April 29, 2008 the Company issued 300,000 shares of common stock to one of its vendors as partial payment on the Company’s outstanding accounts payable debt. The total fair value of the common stock on April 29, 2008 was $27,000. The vendor also agreed to forgive an additional $18,000 of accounts payable debt in accordance with the issuance.

Note 6 – Stock options and warrants

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

On February 15, 2008 the Company granted 100,000 stock options to a consultant for services as part of a 30 day public relations agreement at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model was $9,308 and will be amortized as the services are performed. The Company expensed $4,654 in the six months ending June 30, 2008.

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

Options and Warrants Cancelled

None.

Options and Warrants Expired

During the three months ended March 31, 2008, 20,000 options that were outstanding as of December 31, 2007 expired. The expiration of the options had no impact on the current period operations.

During the three months ended June 30, 2008, 1,812,500 options that were outstanding as of December 31, 2007 expired. The expiration of the options had no impact on the current period operations.

Options and Warrants Exercised

No options were exercised during the six month period ending June 30, 2008.

The following is a summary of information about the Stock Options and Warrants outstanding at June 30, 2008.

Shares Underlying
Shares Underlying Options and Warrants Outstanding				Options and Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.15 - 0.50	8,068,999	2.99 years	$0.27	8,068,999	$0.27

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

The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during the six months ending June 30, 2008 was approximately $0.20 per option, or warrant.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2007	8,776,499	$0.29
Options cancelled	-0-	-0-
Options expired	(1,832,500)	(0.32)
Options vested during the period	1,125,000	0.20

Balance, June 30, 2008	8,068,999	0.28

Exercisable, June 30, 2008	8,068,999	$0.28

Note 7 – Subsequent events

Stock issuances

On July 16, 2008 the Company issued 200,000 shares of common stock to a law firm for professional services rendered. The total fair value of the common stock on July 16, 2008 was $10,000.

On July 16, 2008 the Company issued 250,000 shares of common stock to a consultant for services rendered. The total fair value of the common stock on July 16, 2008 was $12,500.

On July 16, 2008 the Company issued 250,000 shares of common stock to a consultant for services rendered. The total fair value of the common stock on July 16, 2008 was $12,500.

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

The Company has incurred recurring losses from operations resulting in an accumulated deficit of ($15,559,088), and as of June 30, 2008, the Company’s current liabilities exceeded its current assets by $654,996 and its total liabilities exceeded its total assets by $1,025,810. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As we continue to expand our business and implement our business strategy, our current monthly cash flow requirements will exceed our near term cash flow from operations. Our available cash resources and anticipated cash flow from operations are insufficient to satisfy our anticipated costs associated with new product development. There can be no assurance that we will be able to generate sufficient cash from operations in future periods to satisfy our capital requirements. Therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of historical earnings, our prior success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

Results of Operations for the Three Months Ended June 30, 2008 and June 30, 2007:

	For the Three Months Ended June 30,		Increase /
	2008	2007	(Decrease)
Revenues	$72,518	$63,841	$8,677

Direct operating costs	53,760	70,614	(16,854)
General and administrative	71,111	140,462	(69,351)
Salaries and wages	80,555	203,400	(122,845)
Consulting services	21,757	189,976	(168,219)
Rent	19,536	19,304	232
Depreciation and amortization	1,549	9,303	(7,754)

Total Operating Expenses	248,268	633,059	(384,468)

Net Operating (Loss)	(175,750)	(569,218)	(393,468)

Total other income (expense)	(3,409)	50,998	(54,407)

Net (Loss)	$(179,159)	$(518,220)	$(339,061)

Revenues:

During the three months ended June 30, 2008 and 2007, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media, and advertising fees, and production revenues, which included fees from third party programming production and sound stage rentals. Aggregate revenues for the three months ended June 30, 2008 were $72,518 compared to revenues of $63,841 in the three months ended June 30, 2007, an increase in revenues of $8,677, or 14%. Revenues increased as a result of the change in our business focus away from our legacy business to our new distribution strategy. Our efforts to diversify our broadcast channels have begun to show rewards. The revenue stream grew with our expanded library of multimedia content, and a wider network to deliver our products. This in turn enabled us to further expand production revenues to new customers.

Direct Operating Costs:

Direct operating costs were $53,760 for the three months ended June 30, 2008 compared to $70,614 for the three months ended June 30, 2007, a decrease of $16,854 or 24%. Our direct operating costs in 2008 decreased due to a temporary slow down in our content development. We expect to be able to support increased revenues in the future without a significant increase in operating costs by operating at a higher capacity within our delivery channels and plan to commit additional resources to content development once they become available. In 2008 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs.

General and Administrative:

General and administrative expenses were $71,111 for the three months ended June 30, 2008 compared to $140,462 for the three months ended June 30, 2007, a decrease of $69,351 or approximately 49%. The decrease in general and administrative expense for the three months ended June 30, 2008 compared to 2007 was primarily due to a decrease in casual labor and non-critical services. In the three months ending June 30, 2008 we focused heavily on cost saving measures that enabled us to continue operations in the most economical manner possible.

Salaries and wages:

Salaries and wage expense was $80,555 for the three months ended June 30, 2008 compared to $203,400 for the three months ended June 30, 2007, a decrease of $69,351 or 49%. The Company recorded non-cash expenses for salaries and wages totaling $56,455 and $139,829, during the three months ended June 30, 2008 and 2007, respectively. The non-cash expenses consisted of the value of common stock, recorded at fair value, issued to employees of $20,455 and $39,829 for the three months ended June 30, 2008 and 2007, respectively, as well as, preferred stock, recorded at fair value of $36,000 and $100,000 for the three months ended June 30, 2008 and 2007, respectively. Salaries and wage expenses decreased for the three months ended June 30, 2008 compared to 2007 primarily because of a decrease in the issuance of common stock options to employees, as well as, the forgiveness of salaries earned by Officers in 2008.

Consulting services:

Consulting services expense was $21,757 for the three months ended June 30, 2008 compared to $189,976 for the three months ended June 30, 2007, a decrease of $122,845 or 60%. Consulting services decreased for the three months ended June 30, 2008 compared to 2007 due to a decrease in the use of outside consultants for video production services in 2008. During the three months ended June 30, 2008 and 2007, the Company recorded non-cash expenses for consulting services totaling $-0- and $170,479. The non-cash expenses consisted of the value of common stock and common stock options, recorded at fair value, issued to service providers.

Rent:

Rent expense was $19,536 for the three months ended June 30, 2008 compared to $19,304 for the three months ended June 30, 2007, an increase of $232 or 1%.

Depreciation and amortization:

Depreciation and amortization expense was $1,549 for the three months ended June 30, 2008 compared to $9,303 for the three months ended June 30, 2007, a decrease of $7,754 or 83%. The decrease in depreciation and amortization for the three months ended June 30, 2008 compared to 2007 was due to the disposal of fixed assets no longer in service during the third quarter of 2007.

Net Operating Loss:

Net operating loss for the three months ended June 30, 2008 was $175,750 or ($0.01) per share compared to a net operating loss of $569,218 for the three months ended June 30, 2007, or ($0.02) per share, a decrease of $393,468 or 69%. Net operating loss decreased primarily as a result of our increased revenues of $8,677 and decreased salaries, consulting expenses and non-critical general and administrative costs in 2008 compared to 2007.

Net Loss:

The net loss for the three months ended June 30, 2008 was $179,159, compared to a net loss of $518,220 for the three months ended June 30, 2007, a decreased net loss of $339,061. Net loss decreased primarily as a result of our increased revenues of $8,677 and decreased salaries, consulting expenses and non-critical general and administrative costs, despite $56,610 less in debt forgiveness income in 2008 compared to 2007.

Results of Operations for the Six Months Ended June 30, 2008 and June 30, 2007:

	For the Six Months Ended June 30,		Increase /
	2008	2007	(Decrease)
Revenues	$195,915	$150,406	$45,509

Direct operating costs	93,961	103,880	(9,919)
General and administrative	190,834	245,577	(54,743)
Salaries and wages	226,863	296,954	(70,091)
Consulting services	145,114	411,184	(266,070)
Rent	38,285	31,956	6,329
Depreciation and amortization	3,229	22,935	(19,706)

Total Operating Expenses	698,286	1,112,486	(414,200)

Net Operating (Loss)	(502,371)	(962,080)	(459,709)

Total other income (expense)	62,498	28,101	34,397

Net (Loss)	$(439,873)	$(933,979)	$(494,106)

Revenues:

During the six months ended June 30, 2008 and 2007, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media, and advertising fees, and production revenues, which included fees from third party programming production and sound stage rentals. Aggregate revenues for the six months ended June 30, 2008 were $195,915 compared to revenues of $150,406, in the six months ended June 30, 2007, an increase in revenues of $45,509, or 30%. Revenues increased as a result of the change in our business focus away from our legacy business to our new distribution strategy. Our efforts to diversify our broadcast channels have begun to show rewards. The revenue stream grew with our expanded library of multimedia content, and a wider network to deliver our products. This in turn enabled us to further expand production revenues to new customers.

Direct Operating Costs:

Direct operating costs were $93,961 for the six months ended June 30, 2008 compared to $103,880 for the six months ended June 30, 2007, a decrease of $9,919 or 10%. Our direct operating costs in 2008 decreased due to a temporary slow down in our content development. We expect to be able to support increased revenues in the future without a significant increase in operating costs by operating at a higher capacity within our delivery channels and plan to commit additional resources to content development once they become available. In 2008 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs.

General and Administrative:

General and administrative expenses were $190,834 for the six months ended June 30, 2008 compared to $245,577 for the six months ended June 30, 2007, a decrease of $54,743 or approximately 22%. The decrease in general and administrative expense for the six months ended June 30, 2008 compared to 2007 was primarily due to a decrease in casual labor and non-critical services. In the six months ending June 30, 2008 we focused heavily on cost saving measures that enabled us to continue operations in the most economical manner possible.

Salaries and wages:

Salaries and wage expense was $226,863 for the six months ended June 30, 2008 compared to $296,954 for the six months ended June 30, 2007, a decrease of $70,091 or 24%. The Company recorded non-cash expenses for salaries and wages totaling $141,651 and $257,595, during the six months ended June 30, 2008 and 2007, respectively. The non-cash expenses consisted of the value of common stock, recorded at fair value, issued to employees of $54,455 and $114,829 for the six months ended June 30, 2008 and 2007, respectively, as well as, preferred stock, recorded at fair value of $36,000 and $100,000, and common stock options, recorded at fair value of $51,196 and $42,766 for the six months ended June 30, 2008 and 2007, respectively. Salaries and wage expenses decreased for the six months ended June 30, 2008 compared to 2007 primarily because of a decrease in the issuance of common stock options to employees, as well as, the forgiveness of salaries earned by Officers in 2008.

Consulting services:

Consulting services expense was $145,114 for the six months ended June 30, 2008 compared to $411,184 for the six months ended June 30, 2007, a decrease of $266,070 or 65%. Consulting services decreased for the six months ended June 30, 2008 compared to 2007 due to a decrease in the use of outside consultants for video production services in 2008. During the six months ended June 30, 2008 and 2007, the Company recorded non-cash expenses for consulting services totaling $123,357 and $344,415. The non-cash expenses consisted of the value of common stock and common stock options, recorded at fair value, issued to service providers.

Rent:

Rent expense was $38,285 for the six months ended June 30, 2008 compared to $31,956 for the six months ended June 30, 2007, an increase of $6,329 or 20%. Rent expense increased for the six months ended June 30, 2008 compared to 2007 due to the timing of rental payments and related adjustments.

Depreciation and amortization:

Depreciation and amortization expense was $3,229 for the six months ended June 30, 2008 compared to $22,935 for the six months ended June 30, 2007, a decrease of $19,706 or 86%. The decrease in depreciation and amortization for the six months ended June 30, 2008 compared to 2007 was due to the disposal of fixed assets no longer in service during the third quarter of 2007.

Net Operating Loss:

Net operating loss for the six months ended June 30, 2008 was $502,371 or ($0.02) per share compared to a net operating loss of $962,080 for the six months ended June 30, 2007, or ($0.04) per share, a decrease of $459,709 or 48%. Net operating loss decreased primarily as a result of our increased revenues of $8,677 and decreased salaries, consulting expenses and non-critical general and administrative costs in 2008 compared to 2007.

Net Loss:

The net loss for the six months ended June 30, 2008 was $439,873, compared to a net loss of $933,979 for the six months ended June 30, 2007, a decreased net loss of $494,106 or 53%. Net loss decreased primarily as a result of our increased revenues of $8,677 and decreased salaries, consulting expenses and non-critical general and administrative costs, as well as an increase in debt forgiveness income of $30,096 in 2008 compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2008 compared to December 31, 2007.

	June 30, 2008	December 31, 2007
Total Assets	$46,707	$104,944

Accumulated (Deficit)	$(15,559,088)	$(15,119,215)

Stockholders’ Equity	$(1,025,810)	$(923,532)

Working Capital (Deficit)	$(654,996)	$(583,531)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At June 30, 2008, we had a negative working capital position of $(654,996). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We have a zero cash balance and do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash in the very near future to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice in 2008. In the six months ending June 30, 2008, the Company issued 1,121,773 shares of common stock valued at $114,655, and 400,000 shares of preferred stock valued at $36,000, in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2008.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

Not required.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1943, as amended) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008 our disclosure controls and procedures were not effective.

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

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

Throughout the three months ended June 30, 2008, we began the implementation of a remediation plan to address the material weaknesses identified during the audit of our fiscal year ended December 31, 2007. The control deficiencies that gave rise to the material weaknesses related to the fact that our accounting resources did not include enough people with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. These control deficiencies contributed to material weaknesses in internal control with respect to segregation of duties, controls over financial reporting at the India subsidiary, stockholders equity and share-based compensation, acquisitions as well as financial statement presentation and disclosures. We have hired consultants with the necessary accounting knowledge, experience and training to meet the needs of our organization. We will continue to implement process changes and hire employees or consultants to address the material weaknesses noted in the internal controls over financial reporting for fiscal 2007. Once placed in operation for a sufficient period of time, we will evaluate the overall effectiveness of these new process changes to determine if they are operating effectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2008 the Company issued 200,000 shares of preferred stock to its CEO for unpaid compensation. The total fair value of the preferred stock on April 29, 2008 was $18,000.

On April 29, 2008 the Company issued 200,000 shares of preferred stock to its President of Programming for unpaid compensation. The total fair value of the preferred stock on April 29, 2008 was $18,000.

On April 29, 2008 the Company issued 227,273 shares of common stock to its President of Programming for unpaid compensation. The total fair value of the common stock on April 29, 2008 was $20,455.

On April 29, 2008 the Company issued 300,000 shares of common stock to one of its vendors as partial payment on the Company’s outstanding accounts payable debt. The total fair value of the common stock on April 29, 2008 was $27,000. The vendor also agreed to forgive an additional $18,000 of accounts payable debt in accordance with the issuance.

On July 16, 2008 the Company issued 200,000 shares of common stock to a law firm for professional services rendered. The total fair value of the common stock on July 16, 2008 was $10,000.

On July 16, 2008 the Company issued 250,000 shares of common stock to a consultant for services rendered. The total fair value of the common stock on July 16, 2008 was $12,500.

On July 16, 2008 the Company issued 250,000 shares of common stock to a consultant for services rendered. The total fair value of the common stock on July 16, 2008 was $12,500.

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

Date: August 18, 2008

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer (Principal Executive Officer)