Form 10-Q
period 2008-09-30
PLAYERS NETWORK
filed 2008-12-02
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2008

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

The number of shares outstanding of the Registrant’s Common Stock on November 20, 2008 was 33,792,342.

PLAYERS NETWORK
FORM 10-Q
Quarterly Period Ended September 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PLAYERS NETWORK
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash	$4,830	$69,959
Accounts receivable, net of allowance for doubtful accounts
of $32,947 at September 30, 2008 and December 31, 2007	15,195	17,852
Prepaid expenses	-	11,839
Total current assets	20,025	99,650

Fixed assets, net of accumulated depreciation of $20,089 and
$15,534 at September 30, 2008 and December 31, 2007, respectively	2,063	5,294

	$22,088	$104,944

Liabilities and Stockholders' Equity

Current liabilities:
Deferred revenues	$-	$33,333
Accounts payable	304,823	341,675
Accrued expenses	340,341	303,173
Current maturities of long term debt, net of discount of $51,634 and
$-0- at September 30, 2008 and December 31, 2007, respectively	393,366	5,000
Total current liabilities	1,038,530	683,181

Long term debt, net of discount of $24,406 and $84,705 at
September 30, 2008 and December 31, 2007, respectively	594	345,295

Stockholders' (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized;
1,200,000 and 800,000 shares issued and outstanding, respectively	1,200	800
Common stock, $0.001 par value, 150,000,000 shares authorized;
33,792,342 and 29,267,569 shares issued and outstanding, respectively	33,793	29,267
Additional paid-in capital	14,683,905	14,165,616

Accumulated (deficit)	(15,735,934)	(15,119,215)

	(1,017,036)	(923,532)

	$22,088	$104,944

The accompanying notes are an integral part of the financial statements

PLAYERS NETWORK
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue
Network	$5,056	$39,764	$44,066	$57,723
Production and other	13,739	49,995	170,644	182,442
Total revenue	18,795	89,759	214,710	240,165

Expenses:
Direct operating costs	28,915	92,727	122,876	256,241
General and administrative	107,269	93,254	298,103	279,197
Officer salaries	35,436	135,000	219,886	385,000
Salaries and wages	12,258	23,211	54,671	70,165
Consulting services	-	166,528	118,825	464,022
Consulting services, related party	-	5,000	26,289	118,690
Rent	19,012	18,803	57,297	50,759
Depreciation and amortization	1,326	5,087	4,555	28,022

Total operating expenses	204,216	539,610	902,502	1,652,096

Net operating (loss)	(185,421)	(449,851)	(687,792)	(1,411,931)

Other income (expense):

Interest expense	(8,344)	(8,364)	(22,968)	(27,289)

Loss on disposal of fixed assets	-	(31,477)	-	(31,477)

Gain on debt settlement	33,000	-	137,706	74,610

Financing costs	(16,081)	(13,792)	(43,665)	(41,376)

Total other income (expenses)	8,575	(53,633)	71,073	(25,532)

Net (loss)	$(176,846)	$(503,484)	$(616,719)	$(1,437,463)

Weighted average number of common
shares outstanding - basic and fully diluted	31,584,592	27,561,728	30,459,350	25,533,089

Net (loss) per share - basic & fully diluted	$(0.01)	$(0.02)	$(0.02)	$(0.06)

The accompanying notes are an integral part of the financial statements

PLAYERS NETWORK

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2008	2007

Cash flows from operating activities
Net (loss)	$(616,719)	$(1,437,463)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Loss on disposal of fixed assets	-	31,477
Gain on debt settlements	(137,706)	(74,610)
Depreciation and amortization expense	4,555	28,022
Stock issued for services	161,950	368,515
Stock issued for services, related party	159,375	322,729
Options issued for services	99,405	266,681
Options issued for services, related party	67,485	-
Amortization of warrants	-	88,211
Amortization of beneficial conversion feature	43,665	41,376
Decrease (increase) in assets:
Accounts receivable	2,657	1,300
Prepaid expenses	11,839	1,290
Increase (decrease) in liabilities:
Deferred revenues	(33,333)	36,667
Accounts payable	100,854	(90,578)
Accrued expenses	37,168	121,199
Net cash (used in) operating activities	(98,805)	(295,184)

Cash flows from investing activities
Purchase of fixed assets	(1,324)	-
Net cash provided by (used in) investing activities	(1,324)	-

Cash flows from financing activities
Proceeds from sale of common stock	-	322,200
Proceeds from long term debt	35,000	12,500
Repayments of long term debt	-	(5,000)
Net cash provided by financing activities	35,000	329,700

Net increase in cash	(65,129)	34,516
Cash - beginning	69,959	16,507
Cash - ending	$4,830	$51,023

Supplemental disclosures:

Interest paid	$6,631	$5,532

Income taxes paid	$-	$-

Non-cash transactions:

Stock issued for services	$161,950	$368,515

Stock issued for services, related party	$159,375	$322,729

Stock options issued for services	$99,405	$266,681

Stock options issued for services, related party	$67,485	$-

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

Note 2 – Going concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($15,735,934), and as of September 30, 2008, the Company’s current liabilities exceeded its current assets by $1,018,505 and its total liabilities exceeded its total assets by $1,017,036. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Long Term Debt

Long-term debt consists of the following at September 30, 2008 and December 31, 2007, respectively:

	2008	2007
8% unsecured convertible debentures, due in September 2011, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	$25,000	$-
8% unsecured convertible debentures, due in March 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.06 per share. Accrued interest is convertible as well at a conversion price of $0.06 per share.	10,000	-
5% unsecured convertible debentures, due in September 2009, convertible into 333,333 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	50,000	50,000
5% unsecured convertible debentures, due in August 2009, convertible into 400,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	60,000	60,000
5% unsecured convertible debentures, due in June 2009, convertible into 200,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	30,000	30,000
5% unsecured convertible debentures, due in June 2009, convertible into 100,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	15,000	15,000
5% unsecured convertible debentures, due in May 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	25,000	25,000
5% unsecured convertible debentures, due in March 2009, convertible into 571,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	200,000	200,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
Unsecured demand note due to a former Officer of the Company. The non interest bearing debt is expected to be repaid in the near term.	5,000	5,000
Total debt	470,000	435,000
Less: current portion	393,636	5,000
Less: discount on beneficial conversion feature	51,364	-
Long-term debt, less current portion	25,000	430,000
Less: discount on beneficial conversion feature	24,406	84,705
Long-term debt, less discount on beneficial conversion feature	$594	$345,295

Future maturities of long-term debt are as follows as of September 30, 2008:

2008	$5,000
2009	440,000
2010	-
2011	25,000
Thereafter	-
$470,000

Accrued interest on the above convertible notes totaled $51,981 and $35,644 at September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 principal and interest on the notes payable are convertible into 2,471,836 shares of common stock.

Interest expense totaled $22,968 and $27,289 for the nine months ended September 30, 2008 and 2007, respectively, of which $6,631 and $5,532, respectively was incurred from credit card finance charges and accounts payable finance charges.

The Company has recorded a beneficial conversion feature of $202,952 in connection with the convertible debentures. The resulting discount is being amortized over the term of the debt instruments. Amortization of the beneficial conversion feature was $43,665 and $41,376 for the nine months ended September 30, 2008 and 2007, respectively. This amount has been included in financing costs expense for the nine months ended, September 30, 2008 and 2007. A beneficial conversion feature is recorded as a discount on the notes payable in the amount of $76,040 and $84,705 as of September 30, 2008 and December 31, 2007, respectively.

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

On September 9, 2008 the Company issued 25,000 shares of common stock to an employee as a bonus for services rendered. The total fair value of the common stock on September 9, 2008 was $1,000.

On September 9, 2008 the Company issued 764,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock on September 9, 2008 was $30,560.

On September 9, 2008 the Company issued 764,000 shares of common stock to its President of Programming for unpaid compensation. The total fair value of the common stock on September 9, 2008 was $30,560.

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

On July 16, 2008 the Company issued 250,000 shares of common stock to a consultant for services rendered related to business development activities. The total fair value of the common stock on July 16, 2008 was $12,500.

On July 16, 2008 the Company issued 250,000 shares of common stock to a consultant for services rendered related to business development activities. The total fair value of the common stock on July 16, 2008 was $12,500.

On September 9, 2008 the Company issued 300,000 shares of common stock to a consultant for services rendered. The total fair value of the common stock on September 9, 2008 was $12,000 related to business development activities.

On September 9, 2008 the Company issued 300,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock on September 9, 2008 was $12,000.

On September 9, 2008 the Company issued 200,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock on September 9, 2008 was $8,000.

On September 9, 2008 the Company issued 20,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock on September 9, 2008 was $800.

On September 9, 2008 the Company issued 75,000 shares of common stock to a consultant for administrative services rendered. The total fair value of the common stock on September 9, 2008 was $3,000.

On September 9, 2008 the Company issued 25,000 shares of common stock to an employee as a bonus for services rendered. The total fair value of the common stock on September 9, 2008 was $1,000.

On September 9, 2008 the Company issued 5,000 shares of common stock to a consultant for administrative services rendered. The total fair value of the common stock on September 9, 2008 was $200.

On September 9, 2008 the Company issued 150,000 shares of common stock to a stock to a law firm for professional services rendered. The total fair value of the common stock on September 9, 2008 was $6,000.

On September 9, 2008 the Company issued 100,000 shares of common stock to a consultant for web based video production services rendered. The total fair value of the common stock on September 9, 2008 was $4,000.

On September 9, 2008 the Company issued 764,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock on September 9, 2008 was $30,560.

On September 9, 2008 the Company issued 764,000 shares of common stock to its President of Programming for unpaid compensation. The total fair value of the common stock on September 9, 2008 was $30,560.

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

During the three months ended September 30, 2008, 200,000 options and 941,666 warrants that were outstanding as of December 31, 2007 expired. The expiration of the options had no impact on the current period operations.

Options and Warrants Exercised

No options were exercised during the nine month period ending September 30, 2008.

The following is a summary of information about the Stock Options and Warrants outstanding at September 30, 2008.

Shares Underlying
Shares Underlying Options and Warrants Outstanding				Options and Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.15 - 0.50	6,927,333	3.14 years	$0.28	6,927,333	$0.28

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

The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during the nine months ending September 30, 2008 was approximately $0.20 per option, or warrant.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2007	8,776,499	$0.29
Options cancelled	-0-	-0-
Options expired	(2,974,166)	(0.27)
Options vested during the period	1,125,000	0.20

Balance, September 30, 2008	6,927,333	0.28

Exercisable, September 30, 2008	6,927,333	$0.28

Note 7 – Subsequent events

None

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

Results of Operations for the Three Months Ended September 30, 2008 and September 30, 2007:

	For the Three Months Ended September 30,		Increase / (Decrease)
	2008	2007
Revenues	$18,795	$89,759	$(70,964)

Direct operating costs	28,915	92,727	(63,812)
General and administrative	107,269	93,254	14,015
Salaries and wages	47,694	158,211	(110,517)
Consulting services	-	171,528	(171,528)
Rent	19,012	18,803	209
Depreciation and amortization	1,326	5,087	(3,761)

Total Operating Expenses	204,216	539,610	(335,394)

Net Operating (Loss)	(185,421)	(449,851)	(264,430)

Total other income (expense)	8,575	(53,633	62,208

Net (Loss)	$(176,846)	$(503,484)	$(326,638)

Revenues:

During the three months ended September 30, 2008 and 2007, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media, and advertising fees, and production revenues, which included fees from third party programming production and sound stage rentals. Aggregate revenues for the three months ended September 30, 2008 were $18,795 compared to revenues of $89,759 in the three months ended September 30, 2007, a decrease in revenues of $70,964, or 79%. Revenues from networks were down significantly in the three months ended September 30, 2008 due to a significant reduction in advertising spending and slow acceptance of the company’s media content. Production revenues decreased significantly as well due to a sharp decline in the use of sound stages and other production facilities to produce content for our customers. Our customers have tightened their budgets and we have cut back on the services that we provide.

Direct Operating Costs:

Direct operating costs were $28,915 for the three months ended September 30, 2008 compared to $92,727 for the three months ended September 30, 2007, a decrease of $63,812 or 69%. Our direct operating costs in 2008 decreased due to a temporary slow down in our content development. We expect to be able to support increased revenues in the future without a significant increase in operating costs by operating at a higher capacity within our delivery channels and plan to commit additional resources to content development once they become available. In 2008 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs.

General and Administrative:

General and administrative expenses were $107,269 for the three months ended September 30, 2008 compared to $93,254 for the three months ended September 30, 2007, an increase of $14,015 or approximately 15%. The increase in general and administrative expense for the three months ended September 30, 2008 compared to 2007 was primarily due to an increase in casual labor and non-critical services.

Salaries and wages:

Salaries and wage expense was $47,694 for the three months ended September 30, 2008 compared to $158,211 for the three months ended September 30, 2007, a decrease of $110,517 or 70%. The Company recorded non-cash payments on accrued salaries and wages totaling $62,120 and $60,000, during the three months ended September 30, 2008 and 2007, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of the value of common stock, recorded at fair value, issued to employees of $62,120 and $-0- for the three months ended September 30, 2008 and 2007, respectively, as well as, preferred stock, recorded at fair value of $-0- and $60,000 for the three months ended September 30, 2008 and 2007, respectively. Salaries and wage expenses decreased for the three months ended September 30, 2008 compared to 2007 primarily because of a decrease in the issuance of common stock options to employees, as well as, the forgiveness of $39,564 of salaries earned by Officers in 2008.

Consulting services:

Consulting services expense was $-0- for the three months ended September 30, 2008 compared to $171,528 for the three months ended September 30, 2007, a decrease of $171,528 or 100%. Consulting services decreased for the three months ended September 30, 2008 compared to 2007 due to a decrease in the use of outside consultants for video production services in 2008. During the three months ended September 30, 2008 and 2007, the Company recorded non-cash expenses for consulting services totaling $-0- and $171,528. The non-cash expenses consisted of the value of common stock and common stock options, recorded at fair value, issued to service providers.

Rent:

Rent expense was $19,012 for the three months ended September 30, 2008 compared to $18,803 for the three months ended September 30, 2007, an increase of $209 or 1%.

Depreciation and amortization:

Depreciation and amortization expense was $1,326 for the three months ended September 30, 2008 compared to $5,087 for the three months ended September 30, 2007, a decrease of $3,761 or 74%. The decrease in depreciation and amortization for the three months ended September 30, 2008 compared to 2007 was due to the disposal of fixed assets no longer in service during the third quarter of 2007.

Net Operating Loss:

Net operating loss for the three months ended September 30, 2008 was $185,421 or ($0.01) per share compared to a net operating loss of $449,851 for the three months ended September 30, 2007, or ($0.02) per share, a decrease of $264,430 or 59%. Net operating loss decreased primarily as a result of our decreased direct operating costs of $110,517 and decreased salaries, consulting expenses and non-critical general and administrative costs in 2008 compared to 2007.

Net Loss:

The net loss for the three months ended September 30, 2008 was $176,846, compared to a net loss of $503,484 for the three months ended September 30, 2007, a decreased net loss of $326,638. Net loss decreased primarily as a result of our decreased direct operating costs of $110,517 and decreased salaries, consulting expenses and non-critical general and administrative costs in 2008 compared to 2007.

Results of Operations for the Nine Months Ended September 30, 2008 and September 30, 2007:

	For the Nine Months Ended September 30,		Increase / (Decrease)
	2008	2007
Revenues	$214,710	$240,165	$(25,455)

Direct operating costs	122,876	256,241	(133,365)
General and administrative	298,103	279,197	18,906
Salaries and wages	274,557	455,165	(180,608)
Consulting services	145,114	582,712	(437,598)
Rent	57,297	50,759	6,538
Depreciation and amortization	4,555	28,022	(23,467)

Total Operating Expenses	902,502	1,652,096	(749,594)

Net Operating (Loss)	(687,792)	(1,411,931)	(724,139)

Total other income (expense)	71,073	(25,532)	96,605

Net (Loss)	$(616,719)	$(1,437,463)	$(820,744)

Revenues:

During the nine months ended September 30, 2008 and 2007, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media, and advertising fees, and production revenues, which included fees from third party programming production and sound stage rentals. Aggregate revenues for the nine months ended September 30, 2008 were $214,710 compared to revenues of $240,165, in the nine months ended September 30, 2007, a decrease in revenues of $25,455, or 11%. Revenues decreased as a result of trouble in the US economy. Our customers have tightened their budgets and cut back on the services that we provide. As the economy strengthens we expect our revenues to rebound.

Direct Operating Costs:

Direct operating costs were $122,876 for the nine months ended September 30, 2008 compared to $256,241 for the nine months ended September 30, 2007, a decrease of $133,365 or 52%. Our direct operating costs in 2008 decreased due to a temporary slow down in our content development. We expect to be able to support increased revenues in the future without a significant increase in operating costs by operating at a higher capacity within our delivery channels and plan to commit additional resources to content development once they become available. In 2008 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs.

General and Administrative:

General and administrative expenses were $298,103 for the nine months ended September 30, 2008 compared to $279,197 for the nine months ended September 30, 2007, an increase of $18,906 or approximately 7%. The increase in general and administrative expense for the nine months ended September 30, 2008 compared to 2007 was primarily due to an increase in casual labor and non-critical services.

Salaries and wages:

Salaries and wage expense was $274,557 for the nine months ended September 30, 2008 compared to $455,165 for the nine months ended September 30, 2007, a decrease of $180,608 or 40%. The Company recorded non-cash payments on accrued salaries and wages totaling $203,771 and $317,595, during the nine months ended September 30, 2008 and 2007, respectively. The non-cash payments consisted of the value of common stock, recorded at fair value, issued to employees of $116,575 and $114,829 for the nine months ended September 30, 2008 and 2007, respectively, as well as, preferred stock, recorded at fair value of $36,000 and $160,000, and common stock options, recorded at fair value of $51,196 and $42,766 for the nine months ended September 30, 2008 and 2007, respectively. Salaries and wage expenses decreased for the nine months ended September 30, 2008 compared to 2007 primarily because of a decrease in the issuance of common stock options to employees, as well as, the forgiveness of salaries earned by Officers in 2008.

Consulting services:

Consulting services expense was $145,114 for the nine months ended September 30, 2008 compared to $582,712 for the nine months ended September 30, 2007, a decrease of $437,598 or 75%. Consulting services decreased for the nine months ended September 30, 2008 compared to 2007 due to a decrease in the use of outside consultants for video production services in 2008. During the nine months ended September 30, 2008 and 2007, the Company recorded non-cash expenses for consulting services totaling $123,357 and $496,193. The non-cash expenses consisted of the value of common stock and common stock options, recorded at fair value, issued to service providers.

Rent:

Rent expense was $57,297 for the nine months ended September 30, 2008 compared to $50,759 for the nine months ended September 30, 2007, an increase of $6,538 or 13%. Rent expense increased for the nine months ended September 30, 2008 compared to 2007 due to the timing of rental payments and related adjustments.

Depreciation and amortization:

Depreciation and amortization expense was $4,555 for the nine months ended September 30, 2008 compared to $28,022 for the nine months ended September 30, 2007, a decrease of $23,467 or 84%. The decrease in depreciation and amortization for the nine months ended September 30, 2008 compared to 2007 was due to the disposal of fixed assets no longer in service during the third quarter of 2007.

Net Operating Loss:

Net operating loss for the nine months ended September 30, 2008 was $687,792 or ($0.02) per share compared to a net operating loss of $1,411,931 for the nine months ended September 30, 2007, or ($0.06) per share, a decrease of $724,139 or 51%. Net operating loss decreased primarily as a result of our decreased direct operating costs of $437,598 and decreased salaries, consulting expenses and non-critical general and administrative costs in 2008 compared to 2007.

Net Loss:

The net loss for the nine months ended September 30, 2008 was $616,719, compared to a net loss of $1,437,463 for the nine months ended September 30, 2007, a decreased net loss of $820,744 or 57%. Net operating loss decreased primarily as a result of our decreased direct operating costs of $437,598 and decreased salaries, consulting expenses and non-critical general and administrative costs in 2008 compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2008 compared to September 30, 2007.

	September 30, 2008	September 30, 2007
Total Assets	$22,088	$61,521

Accumulated (Deficit)	$(15,735,934)	$(14,759,246)

Stockholders’ Equity	$(1,017,036)	$(1,029,929)

Working Capital (Deficit)	$(1,018,505)	$(606,902)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At September 30, 2008, we had a negative working capital position of $(1,018,505). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice in 2008. In the nine months ending September 30, 2008, the Company issued 4,474,773 shares of common stock valued at $247,825, and 400,000 shares of preferred stock valued at $36,000, in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2008.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

Not required.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1943, as amended) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008 our disclosure controls and procedures were not effective.

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

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

Throughout the nine months ended September 30, 2008, we began the implementation of a remediation plan to address the material weaknesses identified during the audit of our fiscal year ended December 31, 2007. The control deficiencies that gave rise to the material weaknesses related to the fact that our accounting resources did not include enough people with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. These control deficiencies contributed to material weaknesses in internal control with respect to segregation of duties, controls over financial reporting at the India subsidiary, stockholders equity and share-based compensation, acquisitions as well as financial statement presentation and disclosures. We have hired consultants with the necessary accounting knowledge, experience and training to meet the needs of our organization. We will continue to implement process changes and hire employees or consultants to address the material weaknesses noted in the internal controls over financial reporting for fiscal 2007. Once placed in operation for a sufficient period of time, we will evaluate the overall effectiveness of these new process changes to determine if they are operating effectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 9, 2008 the Company issued 300,000 shares of common stock to a consultant for services rendered. The total fair value of the common stock on September 9, 2008 was $12,000 related to business development activities.

On September 9, 2008 the Company issued 300,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock on September 9, 2008 was $12,000.

On September 9, 2008 the Company issued 200,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock on September 9, 2008 was $8,000.

On September 9, 2008 the Company issued 20,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock on September 9, 2008 was $800.

On September 9, 2008 the Company issued 75,000 shares of common stock to a consultant for administrative services rendered. The total fair value of the common stock on September 9, 2008 was $3,000.

On September 9, 2008 the Company issued 25,000 shares of common stock to an employee as a bonus for services rendered. The total fair value of the common stock on September 9, 2008 was $1,000.

On September 9, 2008 the Company issued 5,000 shares of common stock to a consultant for administrative services rendered. The total fair value of the common stock on September 9, 2008 was $200.

On September 9, 2008 the Company issued 150,000 shares of common stock to a stock to a law firm for professional services rendered. The total fair value of the common stock on September 9, 2008 was $6,000.

On September 9, 2008 the Company issued 100,000 shares of common stock to a consultant for web based video production services rendered. The total fair value of the common stock on September 9, 2008 was $4,000.

On September 9, 2008 the Company issued 764,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock on September 9, 2008 was $30,560.

On September 9, 2008 the Company issued 764,000 shares of common stock to its President of Programming for unpaid compensation. The total fair value of the common stock on September 9, 2008 was $30,560.

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

Date: December 1, 2008

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer (Principal Executive Officer)