Form 10-K
period 2008-12-31
PLAYERS NETWORK
filed 2009-04-20
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Common Stock, Par Value $.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2008, was approximately 812,855.20. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of April 9, 2009, there were 37,865,701 shares of the issuer's common stock, $0.001 par value per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” about our business, financial condition and prospects based on our current expectations, assumptions, estimates, and projections about us and our industry. All statements other than statements of historical fact are “forward-looking statements”, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document.

In this form 10-K references to “PLAYERS NETWORK”, “the Company”, “we,” “us,” and “our” refer to PLAYERS NETWORK.

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

Market Opportunity

The technology of media distribution and the digital revolution is rapidly changing in regards to the way consumers’ access television content. Instead of scheduled programming, video can now be viewed “On Demand” through digital cable television and satellite networks, broadband internet, and by downloading content to mobile and wireless devices such as MP3 players, cell phones and PDAs.

Programming is becoming more targeted to specific consumer groups who want to watch specific content at their convenience
According to the American Gaming Association, more than $70 billion is spent annually on gaming and gaming-related activities and entertainment in the United States alone. The Las Vegas Visitor and Convention Authority also reports that at least 40 Million people visit Las Vegas and other U.S. gaming venues every year.

Players Network develops, produces, acquires and distributes a wide range of original, high-quality lifestyle television programming to serve consumers interested in gaming and entertainment, and activities associated with, or surrounding gaming. Our programming focuses primarily on Las Vegas, but also includes gaming lifestyle programming worldwide. The Company’s proprietary productions include gaming instruction, gaming news, instruction on sports and racing wagering, gaming entertainment, tournaments, events and travel.

By selectively aggregating the broadest aspects of life and leisure time activities that make up the diverse “Gaming Lifestyle” category, Players Network has defined a unified, integrated, mainstream category whose wide-ranging participants’ appetite for content, merchandise, experiences, information and services has yet to be met. This Gaming Lifestyle Category encompasses all forms of gambling, but also includes travel, entertainment, fine living, instruction, information, tournaments, news, and more. As much of the content as possible is celebrity driven.

Players Network believes that it is the only company in the world that has developed a media network dedicated solely to this Gaming Lifestyle market. We believe that the changes in the media marketplace, and Players Network’s early adaptation of Gaming Lifestyle and Las Vegas entertainment media, which in the past several years has gained more mainstream acceptance than ever before, has positioned Players Network to become a leading provider of programming to this lucrative market.

During the last three years we have built a substantial distribution base with major partners that are now delivering Players networks programming in over 22 million homes. This has allowed the company to become one of the first new content companies to establish itself as a leader in new media distribution. The company has built relationships in the Video on Demand (“VOD”) and internet protocol television (“IPTV”) space, by signing distribution agreements with Comcast, AT&T, Verizon, Direct TV and Dish Network. As part of the Company’s agreements, Players Network retains the rights to all advertising revenue earned by its programming.  In addition to television households, the company has signed distribution and revenue sharing agreements with Sling media, Hulu.com and Blinkx in the rapidly expanding IPTV market.

In August 2007 Players Network received its first corporate sponsorship from IGT International Gaming Technologies to sponsor and co-produce a television series called, “Winners and Jackpots.” The television series is about winning life changing money, and what the winners of large jackpots do with their winnings, in addition to, the impact it has on their lives. The sponsorship included an initial deposit and a per show production fee.

In November 2005, we entered into an agreement with Comcast Communications pursuant to which we began offering our original, proprietary programming through a dedicated VOD television channel to Comcast digital subscribers. In our first month of broadcasting, over 32,000 of the Company’s videos were viewed by Comcast subscribers, and by the end of 2008, Comcast subscribers had viewed over 1.4 million of the Company’s videos. Comcast’s digital distribution has now expanded to just over 16 million television homes. Combined with its Broadband distribution, Players Network’s content is now being viewed in excess of 3 million times per month. Comcast estimates that its Video-on-Demand service, including Players Network, will be available in approximately 21 million homes by the end of 2009, which we believe will exponentially increase the number of Players Network’s videos that are viewed, and as a result, make our programming inventory more valuable to sponsors.

The Company intends to keep expanding its new media distribution platforms and continue its production of original programming for its own distribution platforms, while also expanding its distribution through partnerships with additional new and traditional media companies in areas that include cable television, broadcast and satellite television, Pay-Per-View, DVD distribution, television syndication, including more broadband, downloadable devices and mobile devices, additional land-based locations, in-flight venues, and on-board sources. The Company plans to generate new revenues from sponsorship, advertising, content licensing, subscriptions and live events through video chat and commerce.

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

The development of Players Network’s programming is led by Michael Berk, who is one of Hollywood’s most successful television producers. Michael Berk has created over 500 hours of network television that includes five television series. Mr. Berk is best known for his series “Baywatch”, which he created and for which he was the Executive Producer for twelve years. Baywatch is distributed in 144 countries and is in the Guinness World Book of Records as the most watched television show in history.

We have a library of 1,250 gambling and gaming lifestyle videos, including several new series of both long and short form content. Some of these series include Players Network originals; Hidden Vegas, Tattoo Tails that include 30 originally produced hours of programming from the World Series of Poker(R), which Players Network had the exclusive rights to produce and air live. In 2006 Players Network produced over 50 videos at the Hooters Hotel and Casino, 28 new gaming instructional videos aimed at slots and video poker players, a series of 23 videos on magic entitled “Hocus Pocus”, The “Best of Vegas” series, “Neon Buzz”, an entertainment report that covered red carpet events and many more. Our growing programming library is an asset which represents long-term revenue opportunities in advertising, sponsorship, direct sales and product integration, domestic and international program sales, broadband syndication, subscription fees and increased home video sales.

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
•
Gaining a broad and diversified audience base through its distribution arrangement with Comcast as well as other distribution channels, including linear programming via digital cable, internet and broadband, wireless, packaged media, video games, mobile media through cell phones and I-pods, radio, publishing, and IPTV. In 2006 we entered into agreements with Google/Google.UK and Yahoo that enables us to distribute our content through sites operated by Google and Yahoo, including YouTube. In 2008 the company added Hulu, Blinkx and Sling media to its broadband partnership platforms.

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

The Company is continuously seeking advertiser and sponsorship support with some premium content available to consumers for a fee. As brand awareness grows through advertising and major industry tie-ins, the Company will seek to become an aggregating portal for other gaming sites.

Players Network intends to heavily market and cross-promote its website and the Company is actively exploring additional relationships through the social media networks, such as Face Book, My Space and Twitter.

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

In the first quarter of 2008 the company entered into an exclusive mobile distribution agreement with Budai gaming. The agreement called for Budai, upon funding a minimum of $1.5 million dollars, pay Players network $15,000 per months, plus 15% ownership in the company. Budai Gaming has not yet obtained the minimum funding.

Broadcast Television

Players Network signed an agreement with Buzz TV to “nest” programming through Buzz TV’s 121 million European homes. Players network retained the rights to expand it programming to a primetime (channel available six hours per night) each night.

COMPETITION

Although we are unaware of any other company that is aimed exclusively at the gaming lifestyle market, we face intense competition from a variety of other companies that develop and distribute gaming lifestyle content, including (i) full service in-room providers, (ii) cable television companies, (ii) direct broadcast satellite services, (iv) television networks and programmers, such as ESPN, the Travel Channel, E!, the Food Network; (v) Internet service providers, (vi) broadband connectivity companies, and (vi) other telecommunications companies. In addition, our services compete for a viewer’s time and entertainment resources with other forms of entertainment.

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
 EMPLOYEES

As of December 31, 2008, Players Network has three full time employee as well as ten contract personnel that support and operate our production and post-production operations. Management will hire additional employees on an as needed basis. None of our employees are subject to any collective bargaining agreement or labor union contract, nor has the Company been subjected to any strikes or employment disruptions in its history. We intend to use the services of independent consultants and contractors to perform various professional services when and as they are deemed necessary. We believe that the use of third-party service providers may enhance our ability to contain general and administrative expenses.

Players Network’s proposed personnel structure could be divided into four broad categories: management and production, professional, administrative, and project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, except for production, as employees are engaged in various functions as projects and workloads demand.

ITEM 1A.  RISK FACTORS.

In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

1. Risks Related To Our Company

We have had a history of losses, we expect losses in the future, and there can be no assurance that we will become profitable in the future.

The Company was incorporated under the laws of the State of Nevada on March 16, 1993. Since inception, we have experienced operating losses on an on-going basis. For our fiscal year ended December 31, 2008, we incurred net losses of $779,949. As of such date, we had an accumulated deficit of $15,899,164. We expect our losses to continue for the foreseeable future. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

Our auditor has given us a "going concern" qualification, which questions our ability to continue as a going concern without additional financing.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2008 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. Management plans to try to increase sales and improve operating results through the expansion of the distribution channels of our programming with a view to increasing advertising and sponsorship revenues. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

We need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. We have secured convertible debt financing in the original principal amount of $465,000. We currently do not have the funds to repay this indebtedness but have the option to convert it to common stock upon its 36 month anniversary which occurs over various dates in 2009. The expected operating losses, coupled with a lack of liquidity, raise a substantial doubt about our ability to continue as a going concern. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. For more information about our capital needs and abilities, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - OVERVIEW AND OUTLOOK - Liquidity and Capital Resources” herein.

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

Our current Officers and Directors currently own (directly or indirectly) approximately 26.8% of our outstanding common stock and 100% of our outstanding Series A Preferred Stock. Each share of common stock is entitled to one vote on stockholder matters and each share of Series A Preferred Stock is entitled to 25 votes on stockholder matters. Cumulative voting is not provided for in the election of directors. Accordingly, the holder or holders of a majority of our outstanding shares of voting stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs.

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

We do not believe that any governmental approvals are required to sell our products or services, and that we are not currently subject to significant regulation by any government agency in the United States, other than regulations applicable to businesses generally. However, a number of laws and regulations may be adopted with respect to our business in the future. Such legislation could dampen or increase the cost of our business. Such a development could materially and adversely affect our business, results of operations and financial condition.

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

We have various obligations and the ability to issue additional shares of common stock in the future. These obligations and abilities include the following:

•	Approximately, 185,000 shares of our common stock available for issuance under our 2004 Non-Qualified Stock Plan; and
•	Options and warrants to purchase approximately 6.7 million unregistered shares of common stock had been issued as of the date of this Annual Report.

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

ITEM 2.   PROPERTIES

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

The principal executive office of Players Network is located at 4620 Polaris Avenue, Las Vegas, Nevada, 89103. Players Network occupies approximately 8,500 square feet of combined office space, video production soundstage, technical and administrative operations, and warehouse space at these premises pursuant to a two year lease that commenced on August 1, 2008. The monthly rent is $6,250. Our minimum operating lease payments total $74,998 in 2009.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2008:
Fourth Quarter	$0.17	$0.01
Third Quarter	$0.08	$0.02
Second Quarter	$0.15	$0.07
First Quarter	$0.22	$0.085
FISCAL YEAR ENDED DECEMBER 31, 2007:
Fourth Quarter	$0.23	$0.01
Third Quarter	$0.26	$0.13
Second Quarter	$0.32	$0.12
First Quarter	$0.23	$0.12

(b) Holders of Common Stock

As of April 9, 2009, there were approximately 262 holders of record of the Company's Common Stock. As of April 9, 2009, the closing price of the Company's shares of common stock was $0.17 per share. Florida Atlantic Stock Transfer (telephone: (954) 726-4954; facsimile: (954) 726-6305) is the registrar and transfer agent for our common stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders (1)	6,661,333	$0.28	185,000
Total:	6,661,333	$0.28	185,000

(1) In 2008, the Company issued 1,125,000 options to consultants for services rendered at a weighted average exercise price of $0.20. As of December 31, 2008, the Company had options outstanding exercisable for 6,661,333 shares of the Company’s common stock at a weighted average exercise price of $0.28 that were issued for services rendered under the Company’s 2004 Non-Qualified Stock Option Plan.

(e) Recent Sales of Unregistered Securities

Common Stock

On December 8, 2008 the Company issued 60,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock was $1,800.

On December 8, 2008 the Company issued 60,000 shares of common stock to its President of Programming for unpaid compensation. The total fair value of the common stock was $1,800.

On December 8, 2008 the Company issued common stock as compensation for service on the board of directors to two of its directors totaling 200,000 shares. The fair value of the common stock was $6,000.

On December 8, 2008 the Company issued 100,000 shares of common stock to a consultant for administrative services rendered. The total fair value of the common stock was $3,000.

On December 8, 2008 the Company issued 40,000 shares of common stock to a consultant for services rendered. The total fair value of the common stock was $1,200.

On December 8, 2008 the Company issued 20,000 shares of common stock to an employee as a bonus for services rendered. The total fair value of the common stock was $600.

On December 8, 2008 the Company issued 5,000 shares of common stock to a consultant for administrative services rendered. The total fair value of the common stock was $150.

On December 8, 2008 the Company issued 10,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock was $300.

On December 8, 2008 the Company issued 50,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock was $1,500.

On December 8, 2008 the Company issued 100,000 shares of common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $3,000.

On December 8, 2008 the Company issued 300,000 shares of common stock to a consultant for prepaid equity promotion and marketing services. The fair market value of the shares was $10,500. The expense is being amortized over the six month life of the agreement. At December 31, 2008 $8,750 remained unamortized, and $1,750 had been expensed as share-based marketing expense.

On December 8, 2008 the Company issued 300,000 shares of common stock to a consultant for prepaid equity promotion and marketing services. The fair market value of the shares was $10,500. The expense is being amortized over the six month life of the agreement. At December 31, 2008 $8,750 remained unamortized, and $1,750 had been expensed as share-based marketing expense.

On December 8, 2008 the Company issued 5,000 shares of common stock to a consultant for equity promotion & marketing services rendered. The total fair value of the common stock was $150.

Warrants and options

On February 15, 2008 the Company granted cashless options to purchase 250,000 shares of its common stock to the Company’s CEO as a bonus for services performed at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.09, was $23,271.

On February 15, 2008 the Company granted cashless options to purchase 250,000 shares of its common stock to the Company’s President of Programming as a bonus for services performed at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.09, was $23,271.

On February 15, 2008 the Company granted cashless options to purchase 100,000 shares of its common stock to a director of the Company in exchange for services at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model was $9,308.

On February 15, 2008 the Company granted 100,000 stock options to a consultant for services as part of a 30 day public relations agreement at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.09, was $9,308 and will be amortized as the services are performed. The Company expensed $4,654 in the six months ending June 30, 2008.

On February 15, 2008 the Company granted 100,000 stock options to a consultant for services rendered at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.09, was $9,308.

On February 15, 2008 the Company granted 150,000 stock options to a consultant for services rendered at an exercise price of $0.20 per share, exercisable over 12 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.06, was $8,597.

On February 15, 2008 the Company granted 50,000 stock options to a consultant for services rendered at an exercise price of $0.20 per share, exercisable over 12 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.06, was $2,866.

On February 15, 2008 the Company granted cashless options to purchase 25,000 shares of its common stock to each of all five of the Company’s directors in exchange for their services as board members. The options carry an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.09, was $2,327 each.

Options and Warrants Cancelled

No options or warrants were cancelled during the year ended December 31, 2008.

Options and Warrants Expired

During the year ended December 31, 2008, 2,123,500 options and 1,116,666 warrants that were outstanding as of December 31, 2007 expired. The expiration of the options and warrants had no impact on the current period operations.

Options Exercised

No options were exercised during the years ended December 31, 2008

The foregoing securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not Required

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

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

Results of Operations for the Years Ended December 31, 2008 and December 31, 2007:

	December 31,	December 31,	Increase /
	2008	2007	(Decrease)
Revenues	$299,505	$326,159	$(26,654)

Direct operating costs	202,335	313,938	(156,577)
General and administrative expenses	348,786	322,911	25,875
Bad debt	8,400	2,000	6,400
Salaries and wages	318,611	565,816	(247,205)
Consulting services	168,614	724,277	(573,163)
Rent	76,046	69,769	6,277
Depreciation and amortization	4,934	29,702	(24,768)

Total Operating Expenses	1,127,726	2,028,413	963,161

Net Operating (Loss)	(828,221)	(1,702,254)	(936,507)

Total other income (expense)	48,272	(95,178)	(53,474)

Net (Loss)	$(779,949)	$(1,797,432)	$(1,034,983)

Revenues:

During the years ended 2008 and 2007, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media, and advertising fees, and production revenues, which included fees from third party programming production and sound stage rentals. Aggregate revenues for the year ended December 31, 2008 were $299,505 compared to revenues of $326,159 in the year ended December 31, 2007, a decrease in revenues of $26,654, or 8%. Revenues decreased as a result of a reduction in the amount of revenues received from stage rentals of $7,713 due to a decrease in demand for stage rentals in the Las Vegas area, and a reduction of $18,941 in production revenues due to fewer special video production projects in 2008.

Direct Operating Costs:

Direct operating costs were $202,335 for the year ended December 31, 2008 compared to $313,938 for the year ended December 31, 2007, a decrease of $111,603 or 36%. Our direct operating costs in 2008 decreased due to our ability to scale back our development of new video content. In 2008 we continued to develop and distribute our content, but at a slower rate than in 2007, without maximizing our sales potential in either year. Direct operating costs are comprised of video production and distribution costs.

General and Administrative:

General and administrative expenses were $348,786 for the year ended December 31, 2008 compared to $322,911 for the year ended December 31, 2007, an increase of $25,875 or approximately 8%. The increase in general and administrative expense for the year ended December 31, 2008 compared to 2007 was comprised of approximately $4,000 in professional fees, and $22,000 in marketing fees. The increase was due to the Company’s increased efforts to try and promote the Company.

Bad debt:

Bad debt expense was $8,400 for the year ended December 31, 2008 compared to $2,000 for the year ended December 31, 2007, an increase of $6,400 or 31%. Bad debt expense increased for the year ended December 31, 2008 compared to 2007 due to the write off of specific uncollectible debts from a Company that that went out of business in 2008. Accounts receivable are closely managed and there were no significant unpaid accounts receivables in 2008.

Salaries and wages:

Salaries and wage expense was $318,611 for the year ended December 31, 2008 compared to $565,816 for the year ended December 31, 2007, a decrease of $247,205 or 44%. The Company recorded non-cash expenses for salaries and wages totaling $227,615 and $231,971, during the year ended December 31, 2008 and 2007, respectively. The non-cash expenses consisted of the value of common stock, recorded at fair value, issued to employees of $181,073 and $301,279 for the years ended December 31, 2008 and 2007, respectively, as well as, common stock options, recorded at fair value of $46,542 and $-0- for the years ended December 31, 2008 and 2007, respectively. Salaries and wage expenses decreased for the year ended December 31, 2008 compared to 2007 primarily because of a reduction in the issuance of common stock options to employees in 2008.

Consulting services:

Consulting services expense was $168,614 for the year ended December 31, 2008 compared to $724,277 for the year ended December 31, 2007, a decrease of $573,163 or 79%, due to a reduced reliance on outside consultants in 2008. During the years ended December 31, 2008 and 2007, the Company recorded non-cash expenses for consulting services totaling $168,614 and $717,157. The non-cash expenses consisted of the value of common stock and common stock options, recorded at fair value, issued to service providers.

Rent:

Rent expense was $76,046 for the year ended December 31, 2008 compared to $69,769 for the year ended December 31, 2007, an increase of $6,277 or 15%. Rent expense increased for the year ended December 31, 2008 compared to 2007 due to increases in the monthly rental rates associated with the new lease agreement.

Depreciation and amortization:

Depreciation and amortization expense was 4,934 for the year ended December 31, 2008 compared to $29,702 for the year ended December 31, 2007, a decrease of $24,768 or 83%. The decrease in depreciation and amortization for the year ended December 31, 2008 compared to 2007 was due to the disposal of fixed assets no longer in service during 2007.

Net Operating Loss:

Net operating loss for the year ended December 31, 2008 was $828,221 or ($0.03) per share compared to a net operating loss of $1,702,254 for the year ended December 31, 2007, or ($0.06) per share, a decrease of $874,033 or 51%. Net operating loss decreased primarily as a result of our restructuring operations and revamping cost saving measures which enabled us to greatly reduce our general and administrative costs, and our reduction in non-cash compensation payments to our Officers in 2008 compared to 2007.

Net Loss:

The net loss for the year ended December 31, 2008 was $779,949, compared to a net loss of $1,797,432 for the year ended December 31, 2007, a decrease of net loss of $1,017,483. Net loss decreased primarily as a result of our restructuring operations and revamping cost saving measures which enabled us to greatly reduce our general and administrative costs, and our reduction in non-cash compensation payments to our Officers and consultants in 2008 compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2008 compared to December 31, 2007.

	December 31, 2008	December 31, 2007
Total Assets	$46,353	$104,944

Accumulated (Deficit)	$(15,899,164)	$(15,119,215)

Stockholders’ Equity	$(1,150,767)	$(923,532)

Working Capital (Deficit)	$(1,127,450)	$(583,531)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At December 31, 2008, we had a negative working capital position of $(1,127,450). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice in 2009. In 2008, the Company issued 5,224,773 shares of common stock and 1,200,000 shares of preferred stock valued at $319,323 in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in 2009.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the financial statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 13, 2009, we dismissed Weaver & Martin, LLC and appointed M&K CPAS, PLLC, as our independent accountants for the year ended December 31, 2008. This change in accountants was recommended and approved by our Executive Management and Board of Directors. M&K CPAS, PLLC was engaged by the Registrant on February 13, 2009. During the most recent two fiscal years and the portion of time preceding the decision to engage M&K CPAS, PLLC, we have not, nor has anyone engaged on our behalf, consulted with M&K CPAS, PLLC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and M&K CPAS, PLLC did not provide either in a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(v) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304 (a)(1)(V) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.
As of December 31, 2008, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2008, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2008.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Position	Director Since
Mark Bradley	46	Chief Executive Officer, Principal Financial Officer and Director	1993
Michael Berk	62	President of Programming and Director	2000
Doug Miller	63	Director	2005
Morden C. Lazarus *	64	Director	2005
Terry Joseph Debono *	51	Director	2005
Leonard J. Parisi **	35	Director	2008
John J. English **	47	Director	2008
*Resigned December 8, 2008
**Appointed December 8, 2008

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

Terry Joseph Debono was appointed a member of the Board of Directors of the Company on June 18, 2007. Mr. Debono has been in the Advertising, Marketing, Television Production, Broadcasting and Gaming industries for nearly 30 years. His past roster of clients include MTV, Coca-Cola, General Motors, Budweiser, Nintendo, The Ontario Lottery and Gaming Corporation and Party Gaming. Mr. Debono has created, founded, managed, merged, acquired and sold a variety of business operations involved in the media industry. From April 2006 to April 2008 Mr. Debono has been a partner with The Debono Group, a media consulting company. From September 1999 to March 2006 Mr. Debono was the President of Boardwalk Media, a television and video production company. Mr. Debono brings integral management skills and an in-depth knowledge of business operations to Players Network

Leonard J. Parisi currently serves as Senior Vice President, and partner of Maxim Group LLC, a privately held financial services firm specializing in investment banking, equity research & private wealth management. Maxim Group is also registered as a broker-dealer with the U.S. Securities and Exchange Commission and is a member of the following: Financial Industry Regulatory Authority (FINRA); Municipal Securities Rulemaking Board (MSRB); Securities Insurance Protection Corporation (SIPC); International Securities Exchange (ISE); NASDAQ Stock Market; and NYSE Arca, Inc. Mr. Parisi has been in the financial services sector for 15 years, working for firms such as Paine Webber, Barington Capital, Josephthal, and Investec Ernst & Co. Mr. Parisi graduated Rutgers University with a BS in Finance, and has a MBA in Financial Management from Southern California University. Mr. Parisi currently holds licenses in Series 7, 63, 65 and both his life and health insurance licenses.

John J. English has served as Las Vegas Gaming, Inc’s Senior Vice President of Creative and Business Development since 2004. His duties include sports, race, and poker as well as alternative content development. From 1983-1990, Mr. English was the President of Lottery Division of Winners Award Center. In 1990, Mr. English co-founded Pinpoint Direct Incorporated, which became one of the largest direct mail sweepstakes and gaming providers in the world. In 1998, Mr. English founded Multimedia Enterprises, which produced innovative gaming content, and Mailworks International, which provided printing and production services. These companies maintained distribution offices in Nevada, Arizona, California, New York, Canada, and Holland. In 2000 Mr. English created Sports Bet Xpress, the first ever Nevada Gaming Control Board approved remote sports wagering system for bars, taverns and restaurants. Subsequently, Mr. English co-created Gamblers Bonus Million Dollar Ticket, the first million dollar jackpot game to be distributed to restricted gaming locations. Mr. English has created successful partnering ventures with United Coin Machine Company, American Wagering, Inc., VirtGame Corporation, Chan Poker, Harrah’s Entertainment, and MGM Mirage.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we believe that during 2008 our Directors and executive officers did not comply with all Section 16(a) filing requirements.  Specifically, Mr. Bradley and Mr. Berk and  failed to file Form 4s with respect to the issuance of Common and Series A Preferred shares for 2008 and Options issued to the officers for that were granted for prior years.  On February 17, 2009 the officers filed Form 5’s to reflect these issuances.  Doug Miller failed to file Form 4’s with respect to the issuance of Common shares and Options that were granted during 2008.  Modern Lazarus failed to file Form 4’s with respect to the issuance of Common shares and Options that were granted during 2008.  Terry Debono failed to file Form 4’s with respect to the issuance of Common shares and Options that were granted during 2008.  Leonard J. Parisi and John J. English were appointed on December 8, 2008.  Form 3’s were not filed with respect to the issuance of Common shares that were granted to them.

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company's Audit Committee during fiscal 2008, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the years ended December 31, 2008, 2007 and 2006:

Summary Compensation Table
Name and Principal Position (a)	Year (b)	Salary (c) $	Stock Awards (e)(1) $	Option Awards (f)(1) $	All Other Compensation $	Total Compensation $
Mark Bradley, CEO	2008	$121,847	$73,360	$25,598	$-0-	$220,805
	2007	$94,794	$135,206	$30,821	$-0-	$260,821
	2006	$76,500	$118,100	$94,217	$-0-	$288,817
Michael Berk, President of Programming	2008	$84,238	$102,615	$25,598	$-0-	$212,451
	2007	$90,376	$139,624	$30,821	$-0-	$260,821
	2006	$37,850	$127,833	$94,217	$-0-	$259,900

(1) The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2008, 2007 and 2006, in accordance with SFAS 123(R) of awards of stock and stock options and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount are included in Note 3 of our audited financial statements for the fiscal year ended December 31, 2008 included in Part II, Item 7, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the value of all unexercised options previously awarded to the Named Executive Officers at the fiscal year ended December 31, 2008.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (f)	Market Value of Shares or Units of Stock That Have Not Vested ($) (g)
Mark Bradley	250,000	—	0.25	2/25/2009	—	—
	250,000	—	0.20	02/15/2011	—	—
	25000	—	0.20	02/15/2011	—	—
Michael Berk	250,000	—	0.25	2/25/2009	—	—
	250,000	—	0.20	02/15/2011	—	—
	25,000	—	0.20	02/15/2011	—	—
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

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the years ended December 31, 2008.

Name (a)	Year	Stock Awards ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (g)(1)	Total ($) (h)
Doug Miller (1)	2008	$-0-	$2,327	$-0-	$2,327
Morden C. Lazarus (2)	2008	$-0-	$2,327	$-0-	$2,327
Terry Debono (3)	2008	$10,000	$11,635-	$-0-	$21,635
Leonard J. Parisi (4)	2008	$-0-	$3,000	$-0-	$3,000
John J. English (5)	2008	$-0-	$3,000	$-0-	$3,000

The amounts in columns (c) and (d) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2008, in accordance with SFAS 123(R) of awards of stock and stock options and thus include amounts from awards granted in and prior to 2008. Assumptions used in the calculation of this amount are included in Note 3 of our audited financial statements for the year ended December 31, 2008 included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(1) On February 15, 2008 the Company granted Doug Miller cashless options to purchase 25,000 shares of its common stock in exchange for services rendered as a director. The options carry an exercise price of $0.20 per share, exercisable over 36 months from the grant date.
(2) On February 15, 2008 the Company granted former director, Morden Lazarus cashless options to purchase 25,000 shares of its common stock in exchange for services rendered as a director. The options carry an exercise price of $0.20 per share, exercisable over 36 months from the grant date.
(3) On February 13, 2008 the Company issued 100,000 shares of common stock to its former director, Terry Debono for consulting services. On February 15, 2008 the Company granted former director, Terry Debono cashless options to purchase 100,000 shares of its common stock in exchange for services at an exercise price of $0.20 per share, exercisable over 36 months from the grant date.  On February 15, 2008 the Company granted former director, Terry Debono cashless options to purchase 25,000 shares of its common stock in exchange for services rendered as a director. The options carry an exercise price of $0.20 per share, exercisable over 36 months from the grant date.
(4)  On December 8, 2008 the Company issued 100,000 shares of common stock as compensation for service on the board of directors to Leonard Parisi.
(5) On December 8, 2008 the Company issued 100,000 shares of common stock as compensation for service on the board of directors to John English.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 9, 2009, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after April 9, 2009 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o Players Network, 4620 Polaris Avenue, Las Vegas, NV 89103.

	Common Stock			Series A Preferred Stock
Name of Beneficial Owner (1)	Number of Shares		Percentage of Class(2)	Number of Shares	Percentage of Class(3)
Mark Bradley, CEO and Director	7,215,252	(4)	19%	1,000,000	50%
Michael Berk, President of Programming and Director	4,441,438	(5)	11.7%	1,000,000	50%
Doug Miller, Director	220,000	(6)	*	-	-
Morden C. Lazarus, Director	157,000	(7)	*	-	-
Terry J. Debono, Director	468,000	(8)	1.2%	-	-
Leonard Parisi	150,000		*
John English	150,000		*
Lyle A Berman Revocable Trust (9)	2,045,000		5.4%
Directors and Officers as a Group (7 persons)	15,027,690	(10)	33.9%	2,000,000	100%
* less than 1%
(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.
(2) Percentage of beneficial ownership is based upon 37,865,701 shares of Common Stock outstanding as of April 9, 2009. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of April 9, 2009, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.
(3) Percentage of beneficial ownership is based upon 2,000,000 shares of Series A Preferred Stock outstanding as of April 9, 2009.
(4) Includes stock options to purchase 1,125,000 shares of Common Stock exercisable within 60 days of April 9, 2009 and 25,000 shares held for the benefit of Mr. Bradley’s minor daughter.
(5) Includes (i) 377,333 shares held by MJB Productions, which is 100% owned by Mr. Berk, and (ii) options to purchase 1,225,000 shares of Common Stock exercisable within 60 days of April 9, 2009.
(6) Includes options to purchase 75,000 shares of Common Stock exercisable within 60 days of April 9, 2009.
(7) Includes options to purchase 41,000 shares of Common Stock exercisable within 60 days of April 9, 2009.
(8) Includes options to purchase 175,000 shares of Common Stock exercisable within 60 days April 9, 2009, and includes 34,000 warrants exercisable for 34,000 shares of Common Stock exercisable within 60 days of April 9, 2009.
(9) As set forth in the Schedule 13G/A filed with the SEC on January 15, 2009.
(10) Includes options and warrants exercisable for 2,675,000 shares of Common Stock within 60 days April 9, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company rented the Company’s soundstage to GWIN, Inc., a company controlled by David Miller, a director of the Company, for $5,800 and $31,875 during the years ended 2008 and 2007, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2008 and 2007.

	2008	2007
Audit fees:
Weaver & Martin, LLC	$20,000	$13,500
M&K CPAS, PLLC	—	—
Audit-related fees:	—	—
Weaver & Martin, LLC	9,000	12,000
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$29,000	$25,500

We do not have an Audit Committee. Our board of directors acted as the Company's Audit Committee during fiscal 2008, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1(1)	Articles of Incorporation, filed with the Commission on February 7, 2000.

3.2(1)	Bylaws of the Company, filed with the Commission on February 7, 2000.

3.3(4)	Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State on June 9, 1994.

3.4(5)	Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed June 4, 2007

4.1(2)	2004 Non-Qualified Stock Option Plan.

4.2(3)	2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan.

4.3 (6)	Certificate of Designation for Series A Preferred Stock filed July 24, 2007.

10.1(4)	Distribution Agreement between the Company and Comcast Programming Development, Inc. dated October 10, 2005. **

10.2(4)	Employment Agreement dated January 1, 2005 for Mark Bradley Feldgreber.

10.3(4)	Employment Agreement dated January 1, 2005 for Michael Berk.

10.4(7)	Subscription Agreement dated as of October 10, 2007 by and between the Company and Timothy Sean Shiah

10.5(8)	Distribution Agreement dated June 5, 2008, between Players Network and MicroPlay, Inc. **

23.1*	Consent of Weaver & Martin LLC.

31.1*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
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
(8) Filed as an exhibit to the Company's Form 8-K filed with the Commission on June 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors
 Players Network

We have audited the accompanying balance sheet of Players Network as of December 31, 2008 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements for the period of December 31, 2007 were audited by other auditors whose report expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players Network as of December 31, 2008, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods then in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC
 www.mkacpas.com
 Houston, Texas
 April 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Players Network
Las Vegas, Nevada

We have audited the accompanying balance sheets of Players Network, as of December 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. Players Network’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. Our audit of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players Network as of December 31, 2007, and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Weaver & Martin, LLC
Kansas City, Missouri
March 30, 2008

Certified Public Accountants & Consultants
411 Valentine, Suite 300
Kansas City, Missouri 64111
Phone: (816) 756-5525
Fax: (816) 756-2252

Players Network
Balance Sheets
	December 31,
	2008	2007
Assets
Current assets:
Cash	$-	$69,959
Accounts receivable, net of allowance for doubtful
accounts of $5,000 and $32,947 as of
December 31, 2008 and 2007, respectively	44,670	17,852
Prepaid expenses and other current assets	-	11,839
Total current assets	44,670	99,650

Fixed assets, net	1,683	5,294

Total Assets	$46,353	$104,944

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Checks written in excess of available funds	$2,176	$-
Deferred revenues	-	33,333
Accounts payable	393,090	341,675
Accrued expenses	353,551	303,173
Current maturities of long term debt, net of discount of $26,297
and $-0- at December 31, 2008 and 2007, respectively	423,303	5,000
Total current liabilities	1,172,120	683,181

Long Term Debt, net of discount of $-0- and $84,705
at December 31, 2008 and 2007, respectively	25,000	345,295

Total Liabilities	1,197,120	1,028,476

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares
authorized; 2,000,000 and 800,000 shares issued
and outstanding at December 31, 2008 and 2007	2,000	800
Common stock, $0.001 par value, 150,000,000 shares
authorized; 35,092,342 and 29,267,569 shares issued
and outstanding at December 31, 2008 and 2007	35,092	29,267
Additional paid-in capital	14,711,305	14,165,616
Accumulated (deficit)	(15,899,164)	(15,119,215)
Total Stockholders’ Equity (Deficit)	(1,150,767)	(923,532)
Total Liabilities and Stockholders’ Equity (Deficit)	$46,353	$104,944

The accompanying notes are an integral part of the financial statements.

Players Network
Statements of Operations

	For the years ended
	December 31,
	2008	2007
Revenue
Network	$54,864	$62,577
Production and other	244,641	263,582
Total revenue	299,505	326,159

Expenses:
Direct operating costs	202,335	313,938
General and administrative	348,786	322,911
Bad debt	8,400	2,000
Officer salaries and wages	257,281	460,000
Salaries and wages	61,330	105,816
Consulting services	168,614	724,277
Rent	76,046	69,769
Depreciation and amortization	4,934	29,702
Total operating expenses	1,127,726	2,028,413

Net operating (loss)	(828,221)	(1,702,254)

Other income (expense):
Interest expense	(89,434)	(90,226)
Financing costs	-	(63,203)
Loss on disposal of fixed assets	-	(31,477)
Forgiveness of debt	137,706	89,728
Total other income (expense)	48,272	(95,178)

Net (loss)	$(779,949)	$(1,797,432)

Weighted average number of common
shares outstanding - basic and fully diluted	31,391,891	26,330,539

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.07)

The accompanying notes are an integral part of the financial statements.

Players Network
Statements of Changes in Stockholders' Equity (Deficit)

					Shares	Additional	Stockholders'
	Preferred Stock		Common Stock		Owed &	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Unissued	Capital	(Deficit)	(Deficit)

Balance, December 31, 2006	-	$-	22,209,351	$22,209	$1,277	$12,409,417	$(13,321,783)	$(888,880)

Shares issued for cash	-	-	2,481,333	2,481	-	469,719	-	472,200

Shares issued for services	-	-	2,547,403	2,548	(610)	406,586	-	408,524

Shares issued for compensation, related party	800,000	800	1,852,313	1,852	(667)	345,844	-	347,829

Options granted for services	-	-	-	-	-	311,235	-	311,235

Options granted for services, related party	-	-	-	-	-	79,035	-	79,035

Warrants extended, financing cost	-	-	-	-	-	63,203	-	63,203

Shares issued for debt conversion	-	-	177,169	177	-	26,398	-	26,575

Amortization of prepaid share-based compensation	-	-	-	-	-	54,179	-	54,179

Net (loss) for the year ended December 31, 2007							(1,797,432)	(1,797,432)

Balance, December 31, 2007	800,000	$800	29,267,569	$29,267	$-	$14,165,616	$(15,119,215)	$(923,532)

Stock based compensation	-	-	-	-	-	96,826	-	96,826

Shares issued for services	-	-	2,989,500	2,990	-	135,261	-	138,251

Shares issued for compensation	1,200,000	1,200	2,235,273	2,235	-	177,638	-	181,073

Shares issued for debt	-	-	600,000	600	-	38,400	-	39,000

Options granted for services	-	-	-	-	-	51,022	-	51,022

Options granted for compensation	-	-	-	-	-	46,542	-	46,542

Net (loss) for the year ended December 31, 2008							(779,949)	(779,949)

Balance, December 31, 2008	2,000,000	$2,000	35,092,342	$35,092	$-	$14,711,305	$(15,899,164)	$(1,150,767)

The accompanying notes are an integral part of the financial statements.

Players Network
Statements of Cash Flows
	For the years ended
	December 31,
	2008	2007
Cash flows from operating activities
Net (loss)	$(779,949)	$(1,797,432)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Bad debts expense	8,400	2,000
Depreciation and amortization expense	4,934	29,701
Loss on disposal of fixed assets	-	31,477
Forgiveness of debt	(137,706)	(89,728)
Amortization of beneficial conversion feature	58,408	55,168
Stock based compensation	96,826	-
Stock issued for services	138,251	408,524
Stock issued for compensation	181,073	347,829
Options and warrants granted for services	51,022	507,652
Options granted for compensation	46,542	-
Decrease (increase) in assets and liabilities:
Accounts receivable	(35,218)	(15,602)
Prepaid expenses and other current assets	11,839	(9,974)
Checks written in excess of deposits	2,176	-
Deferred revenues	(33,333)	33,333
Accounts payable	228,121	(65,433)
Accrued expenses	50,378	138,737
Net cash (used) in operating activities	(108,236)	(423,748)
Cash flows from investing activities
Purchase of fixed assets	(1,323)	-
Net cash (used) in investing activities	(1,323)	-
Cash flows from financing activities
Proceeds from long term debt	39,600	12,500
Repayment of long term debt	-	(7,500)
Proceeds from sale of common stock	-	472,200
Net cash provided by financing activities	39,600	477,200

Net decrease (increase) in cash	(69,959)	53,452
Cash - beginning	69,959	16,507
Cash - ending	$-	$69,959

Supplemental disclosures:
Interest paid	$8,631	$6,792
Income taxes paid	$-	$-

Non-cash transactions:
Stock issued for debt	$39,000	$-

The accompanying notes are an integral part of the financial statements.

Players Network
Notes to Financial Statements

Note 1 – Summary of Significant Accounting Policies

Company Background
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

Cash and cash equivalents
PNTV maintains cash balances in interest and non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2008 and 2007, there were no cash equivalents.

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

Fair value of Financial Instruments
The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements as reflected herein. The carrying amounts of cash, accounts receivable, accounts payable, loan payable and convertible debentures reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Players Network
Notes to Financial Statements

Revenue recognition
For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Impairment of long-lived assets
Long-lived assets held and used by PNTV are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. PNTV recognized impairment losses on the disposal of fixed assets of $-0- and $31,477 during 2008 and 2007, respectively.

Advertising Costs
The Company expenses the cost of advertising as incurred. Advertising expense was $7,965 and $8,090 for the years ended December 31, 2008 and 2007, respectively.

Players Network
Notes to Financial Statements

Allowance for Doubtful Accounts
We generate a portion of our revenues and corresponding accounts receivable from the Casino and Hotel industry. As of December 31, 2008, approximately 55% of our accounts receivable were attributed to Casinos and Hotels. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense was $8,400 and $2,000 for the years ended December 31, 2008 and 2007, respectively.

Basic and diluted loss per share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-based compensation
In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. PNTV adopted SFAS No. 123 (R) during the fourth quarter of 2005. Stock and stock options issued for services, debt, and compensation totaled $552,713 and $1,200,803 for the years ended December 31, 2008 and 2007, respectively.

Recently Adopted Accounting Pronouncements
During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends FAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective January 1, 2008. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and assessed there was no impact (See Note 12).

Players Network
Notes to Financial Statements

Recently Issued Accounting Pronouncement
During May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’. The adoption of SFAS 162 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

During March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

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

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring net losses of $779,949 and $1,797,432 in 2008 and 2007, respectively, and has an accumulated deficit of $15,899,164 and a working capital deficit of $1,127,450 as of December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

Players Network
Notes to Financial Statements

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

Note 3 – Related Party

Officers
In January 2005 PNTV entered into an employment agreement with its president and CEO for a period of five years. PNTV agreed to pay an annual salary in the amount of $150,000. Additional compensation will be paid equal to 10% of royalty income received by PNTV from sources directly resulting from the CEO’s efforts. As of December 31, 2008 and 2007, no additional compensation has been recorded as a result of royalty income. The agreement allows the CEO to elect to receive restricted stock in exchange for unpaid salaries at a discounted price equal to 80% of the average 30-day trading price prior to each election. The CEO elected to forego a total of $28,153 in unpaid compensation during the year ended December 31, 2008 via elections to convert stock at a price in excess of the fair market value of the common stock at the grant date. The CEO has agreed to not issue stock in excess of the available authorized shares.

The CEO accepted 924,000 and 367,647 shares of common stock in exchange for $43,360 and $55,206 of unpaid salary during the years ended December 31, 2008 and 2007, respectively, as well as, 600,000 shares of preferred stock with a 1:1 conversion ratio into common stock in exchange for $30,000 of unpaid salary during the year ended December 31, 2008. During the year ended December 31, 2007, the CEO also received bonuses in the form of 400,000 shares of preferred stock valued at $80,000 based on the fair market value of the Company’s common stock at the date of issuance.

The CEO also received options to purchase 250,000 shares of common stock at an exercise price of $0.20 with a 3-year life during the year ended December 31, 2008. The estimated value of the options, using the Black-Scholes pricing model, is $23,271, which was expensed as share-based compensation in 2008. The CEO also received options to purchase 25,000 shares of common stock at an exercise price of $0.20 with a 3-year life for his service on the Board of Directors during the year ended December 31, 2008. The estimated value of the options, using the Black-Scholes pricing model, is $2,327, which was expensed as share-based compensation in 2008.

In January, 2005 PNTV entered into a five-year employment agreement with its President of Programming. PNTV agreed to pay an annual salary of $150,000 during the term of the agreement. Additional compensation will be paid equal to 10% of royalty income received by PNTV from sources directly resulting from the President of Programming efforts. As of December 31, 2008, no additional compensation has been recorded as a result of royalty income. The agreement allows the President of Programming to elect to receive restricted stock in exchange for unpaid salaries at a discounted price equal to 80% of the average 30-day trading price prior to each election. The President of Programming elected to forego a total of $65,762 in unpaid compensation during the year ended December 31, 2008 via elections to convert stock at a price in excess of the fair market value of the common stock at the grant date. The President of Programming has agreed to not issue stock in excess of the available authorized shares.

Players Network
Notes to Financial Statements

The President of Programming accepted 1,231,273 and 397,000 shares in exchange for $72,615 and $59,624 of unpaid salary during the years ended December 31, 2008 and 2007, respectively, as well as, 600,000 shares of preferred stock with a 1:1 conversion ratio into common stock in exchange for $30,000 of unpaid salary during the year ended December 31, 2008. During the year ended December 31, 2007, the President of Programming also received bonuses in the form of 400,000 shares of preferred stock valued at $80,000 based on the fair market value of the Company’s common stock at the date of issuance.

The President of Programming also received options to purchase 250,000 shares of common stock at an exercise price of $0.20 with a 3-year life during the year ended December 31, 2008. The estimated value of the options, using the Black-Scholes pricing model, is $23,271, which was expensed as share-based compensation in 2008. The President of Programming also received options to purchase 25,000 shares of common stock at an exercise price of $0.20 with a 3-year life for his service on the Board of Directors during the year ended December 31, 2008. The estimated value of the options, using the Black-Scholes pricing model, is $2,327, which was expensed as share-based compensation in 2008.

Officer compensation expense was $257,281 and $460,000 at December 31, 2008 and 2007, respectively. The balance owed was $-0- and $39,967 at December 31, 2008 and 2007, respectively.

Board of Directors
On February 15, 2008 the Company granted Doug Miller cashless options to purchase 25,000 shares of its common stock in exchange for services as a board member. The options carry an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.09, was $2,327.

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

Doug Miller is also the president of GWIN, Inc; (DBA/ Winning Edge) PNTV generated revenues from GWIN, Inc. of approximately $5,800 and $31,875 in 2008 and 2007, respectively.

On December 8, 2008 the Company issued 100,000 shares of common stock as compensation for service on the board of directors to John English. The fair value of the common stock was $3,000.

On December 8, 2008 the Company issued 100,000 shares of common stock as compensation for service on the board of directors to Leonard Parisi. The fair value of the common stock was $3,000.

On February 15, 2008 the Company granted former director, Morden Lazarus cashless options to purchase 25,000 shares of its common stock in exchange for services as a board member. The options carry an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.09, was $2,327.

Players Network
Notes to Financial Statements

During the year ended December 31, 2007 the Company issued Morden Lazarus, a director of the Company, 16,000 shares of common stock at $.15 per share for services rendered during 2007. These shares were expensed as a stock-based consulting expense.

On February 13, 2008 the Company issued 100,000 shares of common stock to its former director, Terry Debono for consulting services. The total fair value of the common stock on February 13, 2008 was $10,000.

On February 15, 2008 the Company granted former director, Terry Debono cashless options to purchase 100,000 shares of its common stock in exchange for services at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model was $9,308.

On February 15, 2008 the Company granted former director, Terry Debono cashless options to purchase 25,000 shares of its common stock in exchange for services as a board member. The options carry an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.09, was $2,327.

During the year ended December 31, 2007 the Company granted former director, Terry Debono, a director of the Company, cashless options to purchase 50,000 shares of common stock at an exercise price of $.25 with a three-year life. The estimated value of the options, using the Black-Scholes pricing model, is $8,245, which was expensed as share-based consulting expense. The Company also issued Mr. Debono 125,000 shares of common stock at $0.20 cents per share for services rendered during 2007.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 31,
	2008	2007

Computers and office equipment	$22,151	$20,828

Less accumulated depreciation	(20,468)	(15,534)
	$1,683	$5,294

Depreciation expense totaled $4,934 and $29,702 for 2008 and 2007, respectively.

Players Network
Notes to Financial Statements

Note 5 – Accrued Expenses

As of December 31, 2008 and 2007 accrued expenses included the following:

	December 31,
	2008	2007
Customer Deposits	$13,500	$-
Accrued Payroll and Payroll Taxes	282,012	267,529
Accrued Interest	58,039	35,644
	$353,551	$303,173

Note 6 – Long Term Debt

Long-term debt consists of the following at December 31, 2008, and December 31, 2007:

	2008	2007
8% unsecured convertible debentures, due in September 2011, convertible into 500,000 shares of common stock at any time prior to maturity based on a conversion price of $0.05 per share. Accrued interest is convertible as well at a conversion price of $0.05 per share.	$25,000	$-
8% unsecured convertible debentures, due in March 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.06 per share. Accrued interest is convertible as well at a conversion price of $0.06 per share.	10,000	-
5% unsecured convertible debentures, due in September 2009, convertible into 333,333 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	50,000	50,000
5% unsecured convertible debentures, due in August 2009, convertible into 400,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	60,000	60,000
5% unsecured convertible debentures, due in June 2009, convertible into 200,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	30,000	30,000
5% unsecured convertible debentures, due in June 2009, convertible into 100,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	15,000	15,000
5% unsecured convertible debentures, due in May 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	25,000	25,000
5% unsecured convertible debentures, due in March 2009, convertible into 571,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	200,000	200,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
Unsecured demand note, non interest bearing.	4,600	-
Unsecured demand note due to a former Director of the Company. The non interest bearing debt was converted to stock on January 9, 2009 (See Note 13).	5,000	5,000
Total debt	474,600	435,000
Less: current portion	423,303	5,000
Less: discount on beneficial conversion feature	26,297	-
Long-term debt, less current portion	25,000	430,000
Less: discount on beneficial conversion feature	-	84,705
Long-term debt, less current portion and discount on BCF	$25,000	$345,295

Players Network
Notes to Financial Statements

Future maturities of long-term debt are as follows as of December 31, 2008:

2009	$ 449,600
2010	-
2011	25,000
Thereafter	-
$ 474,600

Accrued interest on the above convertible notes totaled $58,039 and $35,644 at December 31, 2008 and 2007, respectively.

Interest expense totaled $89,434 and $90,226 for the years ended December 31, 2008 and 2007, respectively, of which $8,631 and $12,664, respectively, was incurred from credit card finance charges and accounts payable finance charges.

Players Network
Notes to Financial Statements

In addition, in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”(“EITF 98-5”) and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company recognized and measured the embedded beneficial conversion feature present in the convertible debt, by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price between the detachable common stock issued and the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to ($167,952). The discount is amortized over a three-year period, from the date of issuance until the stated redemption date of the debt.

According to the terms of the Convertible Promissory Notes, the estimated number of shares that would be received upon conversion was 2,844,228 shares at December 31, 2008.

During the years ended December 31, 2008 and 2007, the Company recorded interest expense in the amount of $58,408 and $55,168, respectively, attributed to the amortization of the aforementioned debt discount.

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

For the years ended December 31, 2008 and 2007, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2008, the Company had approximately $9,400,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$3,290,000	$3,115,000

Net deferred tax assets before valuation allowance	3,290,000	3,115,000
Less: Valuation allowance	(3,290,000)	(3,115,000)
Net deferred tax assets	$-	$-

Players Network
Notes to Financial Statements
Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2008 and 2007, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,
	2008	2007

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

Note 8 – Stockholders’ equity

Preferred stock (2008)
On December 8, 2008 the Company issued 400,000 shares of preferred stock to its CEO for unpaid compensation. The total fair value of the preferred stock was $12,000.

On December 8, 2008 the Company issued 400,000 shares of preferred stock to its President of Programming for unpaid compensation. The total fair value of the preferred stock was $12,000.

On April 29, 2008 the Company issued 200,000 shares of preferred stock to its CEO for unpaid compensation. The total fair value of the preferred stock on April 29, 2008 was $18,000.

On April 29, 2008 the Company issued 200,000 shares of preferred stock to its President of Programming for unpaid compensation. The total fair value of the preferred stock on April 29, 2008 was $18,000.

Preferred stock (2007)
On September 18, 2007 the board of directors authorized the issuance of 150,000 shares of series-A preferred stock to each of two of the Company’s Officers as a compensation bonus. The preferred shares carry preferential voting rights of 25:1 and are convertible to common stock on a 1:1 basis. The total fair value of the common stock on September 18, 2007 was $60,000. The shares were issued on October 3, 2007.

On July 24, 2007, the Company designated 2,000,000 shares of its blank check preferred stock as “Series-A Preferred Stock” with 25:1 preferential voting rights and a 1:1 conversion into common stock feature.

On June 18, 2007 the board of directors authorized the issuance of 250,000 shares of series-A preferred stock to each of two of the Company’s Officers as a compensation bonus. The preferred shares carry preferential voting rights of 25:1 and are convertible to common stock on a 1:1 basis. The total fair value of the common stock on June 18, 2007 was $100,000. The shares were issued on October 3, 2007.

Common stock (2008)
On December 8, 2008 the Company issued 60,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock was $1,800.

Players Network
Notes to Financial Statements

On December 8, 2008 the Company issued 60,000 shares of common stock to its President of Programming for unpaid compensation. The total fair value of the common stock was $1,800.

On December 8, 2008 the Company issued common stock as compensation for service on the board of directors to two of its directors totaling 200,000 shares. The fair value of the common stock was $6,000.

On December 8, 2008 the Company issued 100,000 shares of common stock to a consultant for administrative services rendered. The total fair value of the common stock was $3,000.

On December 8, 2008 the Company issued 40,000 shares of common stock to a consultant for services rendered. The total fair value of the common stock was $1,200.

On December 8, 2008 the Company issued 20,000 shares of common stock to an employee as a bonus for services rendered. The total fair value of the common stock was $600.

On December 8, 2008 the Company issued 5,000 shares of common stock to a consultant for administrative services rendered. The total fair value of the common stock was $150.

On December 8, 2008 the Company issued 10,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock was $300.

On December 8, 2008 the Company issued 50,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock was $1,500.

On December 8, 2008 the Company issued 100,000 shares of common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $3,000.

On December 8, 2008 the Company issued 300,000 shares of common stock to a consultant for prepaid equity promotion and marketing services. The fair market value of the shares was $10,500. The expense is being amortized over the six month life of the agreement. At December 31, 2008 $8,750 remained unamortized, and $1,750 had been expensed as share-based marketing expense.

On December 8, 2008 the Company issued 300,000 shares of common stock to a consultant for prepaid equity promotion and marketing services. The fair market value of the shares was $10,500. The expense is being amortized over the six month life of the agreement. At December 31, 2008 $8,750 remained unamortized, and $1,750 had been expensed as share-based marketing expense.

On December 8, 2008 the Company issued 5,000 shares of common stock to a consultant for equity promotion & marketing services rendered. The total fair value of the common stock was $150.

On November 17, 2008, the Company cancelled 50,000 shares of common stock to a consultant for services which had not been performed as agreed upon.

On September 9, 2008 the Company issued 300,000 shares of common stock to a consultant for services rendered. The total fair value of the common stock on September 9, 2008 was $12,000 related to business development activities.

Players Network
Notes to Financial Statements

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

Players Network
Notes to Financial Statements

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

The Company issued 924,000 shares of common stock and 600,000 shares of preferred stock to the CEO for compensation for a total value of $73,360 for the year ended December 31, 2008.

The Company issued 1,231,273 shares of common stock and 600,000 shares of preferred stock to the President of programming for compensation for a total value of $102,615 for the year ended December 31, 2008.

Common stock (2007)
During the year ended December 31, 2007, the Company cancelled a total of 272,662 shares of common stock to six different consultants for services which had not been performed as agreed upon.

Players Network
Notes to Financial Statements

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

On September 18, 2007 the Company authorized and issued 100,000 shares of restricted section 144, common stock to an investor relation company as part of an agreement that also called for the contribution of another 100,000 shares from a significant shareholder. The 100,000 shares of common stock were recorded as donated capital and valued at $20,000. The other 100,000 shares of common stock were also valued at $20,000. The entire expense of $40,000 was amortized over the 4 month life of the agreement. The unamortized balance was $-0- and $5,000 at December 31, 2008 and 2007, respectively, and $5,000 and $35,000 had been expensed as share-based equity marketing and promotions expense at December 31, 2008 and 2007, respectively.

On September 18, 2007 the Company authorized and issued 150,000 shares of unrestricted S-8 common stock for future legal services. The common stock was valued at a total of $30,000. The unamortized balance was $-0- and $22,500 at December 31, 2008 and 2007, respectively, and $22,500 and $7,500 had been expensed as share-based consulting expense at December 31, 2008 and 2007, respectively.

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

Players Network
Notes to Financial Statements

On July 26, 2007 the Company sold 34,000 shares of common stock, and warrants to purchase another 34,000 shares at $0.25 per share, to an individual investor for $5,100.

On July 20, 2007 the Company sold 1,250,000 shares of common stock, and warrants to purchase another 1,250,000 shares at $0.25 per share, to an accredited investor for $250,000.

During the three months ending June 30, 2007, the Company sold 447,333 shares of common stock, and warrants to purchase another 447,333 shares at exercise prices ranging from $0.15 to $0.25 per share, to a total of six accredited investors for proceeds of $67,100.

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

On February 9, 2007, the Company authorized the issuance of a total of 405,000 shares of common stock to eight different consultants for services performed. The fair market value of the stock totaled $60,750 on February 9, 2007.

On February 9, 2007, the Company also issued common stock as compensation for services to two of its directors totaling 216,000 shares. The fair value of the common stock was $32,400.

On February 9, 2007, the Company issued 110,715 shares of free trading common stock to a consultant for professional services rendered. The fair market value of the stock totaled $16,607.

On February 9, 2007, the Company issued 55,000 shares of free trading common stock to a consultant for services rendered. The fair market value of the stock totaled $8,250.

On January 31, 2007, the Company issued a total of 310,715 shares of free trading common stock to two different consultants for professional services rendered. The fair market value of the stock totaled $55,929.

On January 26, 2007, the Company issued 20,000 shares of common stock to a consultant for services. These shares were valued at $3,400.

On January 23, 2007, the Company issued a total of 130,000 shares of common stock to two different consultants for services. These shares were valued at $22,100.

Players Network
Notes to Financial Statements

On January 19, 2007, the Company issued a total of 114,500 shares of common stock to six different consultants for services. These shares were valued at $19,550.

On January 19, 2007, the Company issued a total of 666,666 shares of common stock to two of its officers for services. These shares were valued at $113,333.

Note 9 – Warrants and options

Options and Warrants Granted (2008)

Options issued for Compensation

On February 15, 2008 the Company granted cashless options to purchase 250,000 shares of its common stock to the Company’s CEO as a bonus for services performed at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.09, was $23,271.

On February 15, 2008 the Company granted cashless options to purchase 250,000 shares of its common stock to the Company’s President of Programming as a bonus for services performed at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.09, was $23,271.

Options issued for Services

On February 15, 2008 the Company granted cashless options to purchase 100,000 shares of its common stock to a director of the Company in exchange for services at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model was $9,308.

On February 15, 2008 the Company granted 100,000 stock options to a consultant for services as part of a 30 day public relations agreement at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.09, was $9,308 and will be amortized as the services are performed. The Company expensed $4,654 in the six months ending June 30, 2008.

On February 15, 2008 the Company granted 100,000 stock options to a consultant for services rendered at an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.09, was $9,308.

On February 15, 2008 the Company granted 150,000 stock options to a consultant for services rendered at an exercise price of $0.20 per share, exercisable over 12 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.06, was $8,597.

On February 15, 2008 the Company granted 50,000 stock options to a consultant for services rendered at an exercise price of $0.20 per share, exercisable over 12 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.06, was $2,866.

On February 15, 2008 the Company granted cashless options to purchase 25,000 shares of its common stock to each of all five of the Company’s directors in exchange for their services as board members. The options carry an exercise price of $0.20 per share, exercisable over 36 months from the grant date. The estimated value using the Black-Scholes pricing Model, based on a 180% volatility rate and a call option value of $0.09, was $2,327 each.

Players Network
Notes to Financial Statements

Stock options issued to the CEO for bonus and service on the Board of Directors totaled 25,598 for the year ended December 31, 2008.

Stock options issued to the President of programming for bonus and service on the Board of Directors totaled 25,598 for the year ended December 31, 2008.

Options and Warrants Granted (2007)
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

Players Network
Notes to Financial Statements

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

Players Network
Notes to Financial Statements

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

Players Network
Notes to Financial Statements

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

Options and Warrants Cancelled

No options or warrants were cancelled during the year ended December 31, 2008. During the year ended December 31, 2007, the Company cancelled 200,000 options that were outstanding at December 31, 2006. The cancellation of the options had no impact on the current period operations.

Options and Warrants Expired

During the year ended December 31, 2008, 2,123,500 options and 1,116,666 warrants that were outstanding as of December 31, 2007 expired. The expiration of the options and warrants had no impact on the current period operations.

During the year ended December 31, 2007, 1,183,336 warrants and options that were outstanding as of December 31, 2006 expired. The expiration of the options had no impact on the current period operations.

Options Exercised
No options were exercised during the years ended December 31, 2008 and 2007.

The following is a summary of information about the Stock Options outstanding at December 31, 2008.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.15 - 0.78	6,661,333	1.58 years	$0.28	6,661,333	$0.28

Players Network
Notes to Financial Statements

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2008	2007

Average risk-free interest rates	2.05%	4.20%
Average expected life (in years)	1.58	2.44
Volatility	180%	203%

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

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2008 was approximately $0.20 per option, and during 2007 was approximately $0.29 per option.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Expired in 2008	(3,240,166)	(0.28)
Cancelled in 2008	-0-	-0-
Options granted	1,125,000	0.20
Options exercised	-0-	-0-

Balance, December 31, 2008	6,661,333	0.28

Exercisable, December 31, 2008	6,661,333	$0.28

Players Network
Notes to Financial Statements

Note 10 – Operating Lease

The Company leases its operating and office facilities under a long-term, non-cancelable operating lease agreement. The lease expires on July 31, 2010 and provides for month to month renewal options. In the normal course of business, it is expected that these lease will be renewed or replaced by a lease on another property. The monthly base rental amount under the agreement is $5,241.80 and a monthly common area maintenance charge of $1,008. Lease expense totaled $76,046 and $69,769 during 2008 and 2007, respectively. The Company is currently in negotiations with the leaseholder over damages to PNTV’s sound proofing equipment as a result of a water leak in the roof. As a result PNTV is behind in their monthly rental payments and $6,584.38 remains unpaid and is included in the accounts payable balance at December 31, 2008.

The following is a schedule by year of future minimum rental payments required under the operating lease agreement:

Year Ending December 31,	Amount
2009	$ 74,998
2010	43,748

$118,746

Note 11 – Commitments

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

Note 12 – Fair value of financial instruments

The Company adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value.

The Company has various financial instruments that must be measured under the new fair value standard including: cash and debt. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis, with the exception of intangible assets. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Players Network
Notes to Financial Statements

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities under SFAS 157:

		Fair Value Measurements at
		December 31, 2008
	Carrying Value December 31, 2008	Level 1	Level 2	Level 3
Assets:
Cash	$-	$-	$-	$-

Liabilities:
Checks written in excess of funds	$2,176	$2,176	$-	$-
Current maturities of long term debt	423,303	-		423,303
Long term debt	25,000	-		25,000
Total	$450,479	$2,176	$-	$448,303

The Company believes that the market rate of interest as at December 31, 2008 was not materially different to the rate of interest at which the debts were issued. Accordingly, the Company believes that the fair value of the debt approximated their carrying value at December 31, 2008

Note 13 – Subsequent events

Stock issuances

On April 1, 2009 the Company issued 150,000 shares of common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $13,500.

On April 1, 2009 the Company issued 50,000 shares of common stock to a consultant for administrative services provided. The total fair value of the common stock was $4,500.

Players Network
Notes to Financial Statements

On April 1, 2008 the Company issued 657,859 shares of restricted section 144, common stock to a note holder per the conversion terms of the convertible promissory note. The shares were exchanged for a total of $49,629 of accrued interest.

On March 12, 2009 the Company issued 250,000 shares of common stock, along with warrants to purchase another 250,000 shares at $0.15 per share and 50,000 shares at $1.00 per share, exercisable for 36 months, in exchange for cash proceeds of $25,000.

On February 16, 2009 the Company issued 250,000 shares of common stock, along with warrants to purchase another 250,000 shares at $0.15 per share, exercisable for 36 months, in exchange for cash proceeds of $25,000.

On January 9, 2009 the Company issued 12,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock was $1,560.

On January 9, 2009 the Company issued 2,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock was $260.

On January 9, 2009 the Company issued 120,000 shares of common stock to a debt holder for payment in lieu of cash on a $5,000 interest free demand note. The total fair value of the common stock was $15,600. A finance charge was expensed to account for the $10,600 premium payment in excess of the principal debt.

On January 9, 2009 the Company issued 50,000 shares of free trading common stock to a consultant for accounting services provided. The total fair value of the common stock was $6,500.

On January 9, 2009 the Company issued 26,500 shares of free trading common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $3,445.

On January 9, 2009 the Company issued 5,000 shares of free trading common stock to a consultant for website production services rendered. The total fair value of the common stock was $650.

On January 9, 2009 the Company issued 50,000 shares of common stock as prepaid compensation for service on the board of directors in 2009 to each of five of its directors totaling 250,000 shares. The fair value of the common stock in total was $32,500 and will be amortized over the 2009 calendar year service period.

On January 9, 2009 the Company issued 500,000 shares of common stock to a video production company for video encoding and production services. The total fair value of the common stock was $65,000.

On January 9, 2009 the Company issued 10,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock was $1,300.

On January 9, 2009 the Company issued 10,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock was $1,300.

On January 9, 2009 the Company issued 10,000 shares of common stock to an employee as a bonus for services rendered. The total fair value of the common stock was $1,300.

Players Network
Notes to Financial Statements

On January 9, 2009 the Company issued 5,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock was $650.

On January 9, 2009 the Company issued 5,000 shares of common stock to a consultant for commissions earned on sound stage rentals. The total fair value of the common stock was $650.

On January 9, 2009 the Company issued 5,000 shares of common stock to a consultant for website production services rendered. The total fair value of the common stock was $650.

On January 9, 2009 the Company issued 50,000 shares of common stock to a consultant for accounting services provided. The total fair value of the common stock was $6,500.

On January 9, 2009 the Company issued 125,000 shares of common stock to a consultant for administrative services provided. The total fair value of the common stock was $16,250.

On January 9, 2009 the Company issued 100,000 shares of common stock to a consultant for equity promotion & marketing services rendered. The total fair value of the common stock was $13,000.

On January 9, 2009 the Company issued 100,000 shares of common stock to a consultant for equity promotion & marketing services rendered. The total fair value of the common stock was $13,000.

On January 9, 2009 the Company issued 30,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock was $3,900.

Stock options
On January 9, 2009 the Company granted 50,000 cashless stock options as prepaid compensation for service on the board of directors in 2009 to each of five of its directors. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model was $32,372 and will be amortized over the 2009 calendar year service period.

On January 9, 2009 the Company granted cashless options to purchase 250,000 shares of its common stock to the CEO as a bonus for services rendered. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The estimated value expensed using the Black-Scholes Pricing Model was $32,372.

On January 9, 2009 the Company granted cashless options to purchase 250,000 shares of its common stock to the President of Programming as a bonus for services rendered. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The estimated value expensed using the Black-Scholes Pricing Model was $32,372.

On January 9, 2009 the Company granted cashless options to purchase 300,000 shares of its common stock to the CEO as a bonus for services rendered. The options are exercisable until January 8, 2012 at an exercise price of $0.20 per share. The estimated value expensed using the Black-Scholes Pricing Model was $38,486.

Players Network
Notes to Financial Statements

On January 9, 2009 the Company granted cashless options to purchase 400,000 shares of its common stock to the President of Programming as a bonus for services rendered. The options are exercisable until January 8, 2012 at an exercise price of $0.20 per share. The estimated value expensed using the Black-Scholes Pricing Model was $51,315.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYERS NETWORK

By:	/s/ Mark Bradley
Date: April 20, 2009	Mark Bradley, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below appoints Mark Bradley his attorney in fact, with full power of substitution and re-substitution, to sign any and all amendments to this Report on Form 10-K of Players Network, and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney in fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Bradley	Director & Chief Executive Officer (Principal	April 20, 2009
Mark Bradley	Executive Officer, Principal Financial Officer & Principal Accounting Officer)

/s/ Michael Berk	Director and President of Programming	April 20, 2009
Michael Berk

/s/ Doug Miller	Director	April 20, 2009
Doug Miller

/s/ Leonard J. Parisi	Director	April 20, 2009
Leonard J. Parisi

	Director	April 20, 2009
John J. English