Form 10-Q
period 2009-03-31
PLAYERS NETWORK
filed 2009-05-20
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ¨ No ☒

The number of shares outstanding of the Registrant’s Common Stock on May 13, 2009 was 39,351,636.

PLAYERS NETWORK
FORM 10-Q
Quarterly Period Ended March 31, 2009

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Players Network
Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash	$1,865	$-
Accounts receivable, net of allowance for doubtful accounts of $5,000 as of March 31, 2009 and December 31, 2008	10,150	44,670
Total current assets	12,015	44,670

Fixed assets, net	1,531	1,683

Total Assets	$13,546	$46,353

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Checks written in excess of available funds	$-	$2,176
Accounts payable	474,034	393,090
Accrued expenses	420,811	353,551
Current maturities of long term debt, net of discount of $14,600 and $26,297 at March 31, 2009 and December 31, 2008, respectively	430,000	423,303
Total current liabilities	1,324,845	1,172,120

Long Term Debt, net of discount of $-0- and $-0- at March 31, 2009 and December, 31, 2008, respectively	25,000	25,000

Total Liabilities	1,349,845	1,197,120

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	2,000	2,000
Common stock, $0.001 par value, 150,000,000 shares authorized; 37,007,842 and 35,092,342 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	37,008	35,092
Additional paid-in capital	15,130,319	14,711,305
Accumulated (deficit)	(16,505,626)	(15,899,164)
Total Stockholders' Equity (Deficit)	(1,336,299)	(1,150,767)
Total Liabilities and Stockholders' Equity (Deficit)	$13,546	$46,353

See accompanying notes to condensed financial statements

Players Network
Condensed Statements of Operations
(Unaudited)

	For the three months ending
	March 31,
	2009	2008
Revenue
Network	$14,720	$17,385
Production and other	15,635	106,012
Total revenue	30,355	123,397

Expenses:
Direct operating costs	181,072	156,577
General and administrative	126,114	119,723
Officer salaries and wages	230,493	121,996
Salaries and wages	10,950	24,312
Board of director services	38,922	6,981
Rent	18,749	18,749
Depreciation and amortization	152	1,680
Total operating expenses	606,452	450,018

Net operating (loss)	(576,097)	(326,621)

Other income (expense):
Interest expense	(30,365)	(7,007)
Financing costs	-	(13,792)
Forgiveness of debt	-	86,706
Total other income (expense)	(30,365)	65,907

Net (loss)	$(606,462)	$(260,714)

Weighted average number of common shares outstanding - basic and fully diluted	36,559,798	29,559,783

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.01)

See accompanying notes to condensed financial statements

Players Network
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ending
	March 31,
	2009	2008
Cash flows from operating activities
Net (loss)	$(606,462)	$(260,714)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization expense	152	1,680
Forgiveness of debt	-	(86,706)
Amortization of beneficial conversion feature	11,697	13,792
Stock issued for services	135,915	33,950
Stock issued for compensation, related party	32,500	40,800
Loss on stock issued for debt	10,600	-
Options and warrants granted for services	186,915	157,633
Decrease (increase) in assets:
Accounts receivable	34,520	1,533
Prepaid expenses and other current assets	-	11,609
Increase (decrease) in liabilities:
Checks written in excess of deposits	(2,176)	-
Deferred revenues	-	(16,666)
Accounts payable	80,944	40,060
Accrued expenses	67,260	36,078
Net cash (used) in operating activities	(48,135)	(26,951)

Cash flows from financing activities
Proceeds from sale of common stock	50,000	-
Net cash provided by financing activities	50,000	-

Net decrease (increase) in cash	1,865	(26,951)
Cash – beginning	-	69,959
Cash – ending	$1,865	$43,008

Supplemental disclosures:
Interest paid	$1,076	$-
Income taxes paid	$-	$-

Non-cash transactions:
Stock issued for debt	$5,000	$-

See accompanying notes to condensed financial statements

Players Network
Notes to Condensed Financial Statements

Note 1 – Basis of Presentation

The interim condensed financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to not make the information presented misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Reclassifications
Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($16,505,626), and as of March 31, 2009, the Company’s current liabilities exceeded its current assets by $1,312,830 and its total liabilities exceeded its total assets by $1,336,299. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Players Network
Notes to Condensed Financial Statements

Board of Directors
On January 9, 2009 the Company issued 50,000 shares of common stock as prepaid compensation for service on the board of directors in 2009 to each of five of its directors totaling 250,000 shares. The fair value of the common stock in total was $32,500 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company granted 50,000 cashless stock options as prepaid compensation for service on the board of directors in 2009 to each of five of its directors. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model was $32,372.

Note 4 – Long Term Debt

Long-term debt consists of the following at March 31, 2009, and December 31, 2008:

	2009	2008
8% unsecured convertible debentures, due in September 2011, convertible into 500,000 shares of common stock at any time prior to maturity based on a conversion price of $0.05 per share. Accrued interest is convertible as well at a conversion price of $0.05 per share.	$25,000	$25,000
8% unsecured convertible debentures, due in March 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.06 per share. Accrued interest is convertible as well at a conversion price of $0.06 per share.	10,000	10,000
5% unsecured convertible debentures, due in September 2009, convertible into 333,333 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	50,000	50,000
5% unsecured convertible debentures, due in August 2009, convertible into 400,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	60,000	60,000
5% unsecured convertible debentures, due in June 2009, convertible into 200,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	30,000	30,000
5% unsecured convertible debentures, due in June 2009, convertible into 100,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	15,000	15,000
5% unsecured convertible debentures, due in May 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	25,000	25,000
5% unsecured convertible debentures, due in March 2009, convertible into 571,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	200,000	200,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
Unsecured demand note, non interest bearing.	4,600	4,600
Unsecured demand note due to a former Director of the Company. The non interest bearing debt was converted to stock on January 9, 2009.	-	5,000
Total debt	469,600	474,600
Less: current portion	430,000	423,303
Less: discount on beneficial conversion feature	14,600	26,297
Long-term debt, less current portion	25,000	25,000
Less: discount on beneficial conversion feature	-	-
Long-term debt, less current portion and discount on BCF	$25,000	$25,000

Players Network
Notes to Condensed Financial Statements

Future maturities of long-term debt are as follows as of March 31, 2009:

2009	$444,600
2010	-
2011	25,000
Thereafter	-
$469,600

Accrued interest on the above convertible notes totaled $64,031 and $58,039 at March 31, 2009 and December 31, 2008, respectively.

Interest expense totaled $30,365 and $7,007 for the three months ending March 31, 2009 and 2008, respectively, of which $1,076 and $1,647, respectively, was incurred from credit card finance charges and accounts payable finance charges.

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

The aforementioned accounting treatment resulted in a total debt discount equal to $167,952. The discount is amortized over a three-year period, from the date of issuance until the stated redemption date of the debt.

According to the terms of the Convertible Promissory Notes, the estimated number of shares that would be received upon conversion was 2,880,980 shares at March 31, 2009.

During the three months ending March 31, 2009 and 2008, the Company recorded financial expenses in the amount of $11,697 and $13,792, respectively, attributed to the amortization of the aforementioned debt discount.

Note 5 – Stockholders’ equity

Stock issuances
On March 12, 2009 the Company issued 250,000 shares of common stock, along with warrants to purchase another 250,000 shares at $0.15 per share and 50,000 shares at $1.00 per share, exercisable for 36 months, in exchange for cash proceeds of $25,000. The relative fair value of the common stock is $9,754 and the relative fair value of warrants is $14,996.

On February 16, 2009 the Company issued 250,000 shares of common stock, along with warrants to purchase another 250,000 shares at $0.15 per share, exercisable for 36 months, in exchange for cash proceeds of $25,000. The relative fair value of the common stock is $11,864 and the relative fair value of warrants is $12,886.

On January 9, 2009 the Company issued 12,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock was $1,560 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company issued 2,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock was $260 based on the closing price of the Company’s stock at the date of issuance.

Players Network
Notes to Condensed Financial Statements

On January 9, 2009 the Company issued 120,000 shares of common stock to a debt holder for payment in lieu of cash on a $5,000 interest free demand note. The total fair value of the common stock was $15,600 based on the closing price of the Company’s stock at the date of issuance. A loss on settlement of debt was incurred to account for the $10,600 premium payment in excess of the principal debt.

On January 9, 2009 the Company issued 50,000 shares of free trading common stock to a consultant for accounting services provided. The total fair value of the common stock was $6,500 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company issued 26,500 shares of free trading common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $3,445 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company issued 5,000 shares of free trading common stock to a consultant for website production services rendered. The total fair value of the common stock was $650 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company issued 50,000 shares of common stock as prepaid compensation for service on the board of directors in 2009 to each of five of its directors totaling 250,000 shares. The fair value of the common stock in total was $32,500 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company issued 500,000 shares of common stock to a video production company for video encoding and production services. The total fair value of the common stock was $65,000 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company issued 10,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock was $1,300 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company issued 10,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock was $1,300 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company issued 10,000 shares of common stock to an employee as a bonus for services rendered. The total fair value of the common stock was $1,300 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company issued 5,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock was $650 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company issued 5,000 shares of common stock to a consultant for commissions earned on sound stage rentals. The total fair value of the common stock was $650 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company issued 5,000 shares of common stock to a consultant for website production services rendered. The total fair value of the common stock was $650 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company issued 50,000 shares of common stock to a consultant for accounting services provided. The total fair value of the common stock was $6,500 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company issued 125,000 shares of common stock to a consultant for administrative services provided. The total fair value of the common stock was $16,250 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company issued 100,000 shares of common stock to a consultant for equity promotion & marketing services rendered. The total fair value of the common stock was $13,000 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company issued 100,000 shares of common stock to a consultant for equity promotion & marketing services rendered. The total fair value of the common stock was $13,000 based on the closing price of the Company’s stock at the date of issuance.

On January 9, 2009 the Company issued 30,000 shares of common stock to a consultant for video production services rendered. The total fair value of the common stock was $3,900 based on the closing price of the Company’s stock at the date of issuance.

Players Network
Notes to Condensed Financial Statements

Stock options
On January 9, 2009 the Company granted 50,000 cashless stock options as prepaid compensation for service on the board of directors in 2009 to each of five of its directors. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model was $32,372.

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

Note 6 – Warrants and options

Options and Warrants Granted
On March 12, 2009 the Company issued warrants to purchase 250,000 shares at $0.15 per share and warrants to purchase another 50,000 shares at $1.00 per share, exercisable for 36 months, as part of a subscription agreement in exchange for cash proceeds of $25,000. The relative fair value of the common stock is $9,754 and the relative fair value of warrants is $14,996.

On February 16, 2009 the Company issued 250,000 shares of common stock, along with warrants to purchase another 250,000 shares at $0.15 per share, exercisable for 36 months, in exchange for cash proceeds of $25,000. The relative fair value of the common stock is $11,864 and the relative fair value of warrants is $12,886.

On January 9, 2009 the Company granted 50,000 cashless stock options as prepaid compensation for service on the board of directors in 2009 to each of five of its directors. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model was $32,372.

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

Options and Warrants Cancelled

No options or warrants were cancelled during the three months ending March 31, 2009.

Players Network
Notes to Condensed Financial Statements

Options and Warrants Expired
During the three months ending March 31, 2009, 800,000 options that were outstanding as of December 31, 2008 expired. The expiration of the options and warrants had no impact on the current period operations.

Options Exercised
No options were exercised during the three months ending March 31, 2009.

The following is a summary of information about the Stock Options outstanding at March 31, 2009.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.15 - 1.00	7,611,333	1.92 years	$0.26	7,611,333	$0.26

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2009	2008

Average risk-free interest rates	2.05%	2.02%
Average expected life (in years)	3	2
Volatility	294%	180%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2009 and 2008, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the three months ending, March 31, 2009 was approximately $0.22 per option, and during the three months ending March 31, 2008 was approximately $0.20 per option.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2008	6,661,333	0.28
Options expired	(800,000)	(0.43)
Options cancelled	-0-	-0-
Options granted	2,000,000	0.22
Options exercised	-0-	-0-

Balance, March 31, 2009	7,861,333	0.28

Exercisable, March 31, 2009	7,861,333	$0.28

Players Network
Notes to Condensed Financial Statements

Note 7 – Subsequent events

Stock issuances
On May 7, 2009 the Company issued 441,913 shares of restricted section 144, common stock to a note holder per the conversion terms of the convertible promissory note. The shares were exchanged for a total of $49,629 of accrued interest.

On May 7, 2009 the CEO accepted 347,547 shares in exchange for $42,500 of unpaid salary.

On May 7, 2009 the President of Programming accepted 478,388 shares in exchange for $58,500 of unpaid salary.

On May 7, 2009 the Company issued 100,000 free trading (S-8) shares of common stock to an accountant for accounting services rendered. The total fair value of the common stock was $14,000.

On May 7, 2009 the Company issued 50,000 free trading (S-8) shares of common stock to a consultant for website design services rendered. The total fair value of the common stock was $7,000.

On May 7, 2009 the Company issued 120,000 shares of restricted common stock to a Director for consulting services rendered. The total fair value of the common stock was $16,800.

On May 7, 2009 the Company issued 20,000 shares of restricted common stock to a company for investor relation services rendered. The total fair value of the common stock was $2,800.

On May 7, 2009 the Company issued 10,000 shares of restricted common stock to a consultant for investor relation services rendered. The total fair value of the common stock was $1,400.

On May 7, 2009 the Company issued 75,000 shares of restricted common stock to a consultant for services rendered. The total fair value of the common stock was $10,500.

On May 7, 2009 the Company issued 100,000 shares of restricted common stock to a consultant for investor relation services rendered. The total fair value of the common stock was $14,000.

On May 7, 2009 the Company issued 30,000 shares of restricted common stock to a consultant for services rendered. The total fair value of the common stock was $4,200.

On May 7, 2009 the Company issued 20,000 shares of restricted common stock to a consultant for video editing services rendered. The total fair value of the common stock was $2,800.

On May 7, 2009 the Company issued 20,000 shares of restricted common stock to a consultant for administrative services rendered. The total fair value of the common stock was $2,800.

On May 7, 2009 the Company issued 15,000 shares of restricted common stock to a consultant for video editing services rendered. The total fair value of the common stock was $2,100.

On May 7, 2009 the Company sold 100,000 shares of common stock to an investor in exchange for proceeds of $10,000.

On April 1, 2009 the Company issued 150,000 shares of common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $13,500.

On April 1, 2009 the Company issued 50,000 shares of common stock to a consultant for administrative services provided. The total fair value of the common stock was $4,500.

On April 1, 2008 the Company issued 215,946 shares of restricted section 144, common stock to a note holder per the conversion terms of the convertible promissory note. The shares were exchanged for a total of $49,629 of accrued interest.

Players Network
Notes to Condensed Financial Statements

Letter of Intent
On May 4, 2009 the Company entered into a letter of intent to form a Joint Venture with another company to develop a multi-media presentation that will include a short pilot show and a Power Point Presentation that demonstrates the “Project”. The “Project” will include a game show, national sweepstakes and gaming concept.

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

Results of Operations for the Three Months Ended March 31, 2009 and March 31, 2008:

	For the Three Months Ended March 31,		Increase / (Decrease)
	2009	2008
Revenues	$30,355	$123,397	$(93,042)

Direct operating costs	181,072	156,577	24,495
General and administrative	126,114	119,723	6,391
Salaries and wages	241,443	146,308	95,135
Consulting services	38,922	6,981	31,941
Rent	18,749	18,749	-
Depreciation and amortization	152	1,680	(1,528)

Total Operating Expenses	606,452	450,018	156,434

Net Operating (Loss)	(576,097)	(326,621)	(249,476)

Total other income (expense)	(30,365)	65,907	(96,272)

Net (Loss)	$(606,462)	$(260,714)	$(345,748)

Revenues:

During the three months ended March 31, 2009 and 2008, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media, and advertising fees, and production revenues, which included fees from third party programming production and sound stage rentals. Aggregate revenues for the three months ended March 31, 2009 were $30,355 compared to revenues of $123,397 in the three months ended March 31, 2008, a decrease in revenues of $93,042, or 75%. Revenues from networks were down significantly in the three months ended March 31, 2009 due to a significant reduction in advertising spending and slow acceptance of the company’s media content. Production revenues decreased significantly as well due to a sharp decline in the use of sound stages and other production facilities to produce content for our customers. Our customers have tightened their budgets and, as a result, our revenues have decreased.

Direct Operating Costs:

Direct operating costs were $181,072 for the three months ended March 31, 2009 compared to $156,577 for the three months ended March 31, 2008, an increase of $24,495 or 16%. Our direct operating costs in 2009 increased due to an increase in our audio/video content, much of which was paid in common stock in lieu of cash. During the three months ending March 31, 2009 we issued 605,500 shares valued at $78,715 for video production services. In 2009 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs.

General and Administrative:

General and administrative expenses were $126,114 for the three months ended March 31, 2009 compared to $119,723 for the three months ended March 31, 2008, an increase of $6,391 or approximately 5%. The increase in general and administrative expense for the three months ended March 31, 2009 compared to 2008 was primarily due to an increased use of independent contractors to provide administrative services that were previously performed by employees.

Salaries and wages:

Salaries and wage expense was $241,443 for the three months ended March 31, 2009 compared to $146,308 for the three months ended March 31, 2008, an increase of $95,135 or 39%. The Company recorded non-cash payments on accrued salaries and wages totaling $181,793 and $85,196, during the three months ended March 31, 2009 and 2008, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of the value of common stock, recorded at fair value, issued to employees of $14,300 and $34,000 for the three months ended March 31, 2009 and 2008, respectively, as well as, common stock options, recorded at fair value of $167,493 and $51,196 for the three months ended March 31, 2009 and 2008, respectively. Salaries and wage expenses increased for the three months ended March 31, 2009 compared to 2008 primarily because of an increase in the issuance of common stock options to Officers.

Board of director services:

Board of director services expense was $38,922 for the three months ended March 31, 2009 compared to $6,981 for the three months ended March 31, 2008, an increase of $31,941 or 458%. Board of director services increased for the three months ended March 31, 2009 compared to 2008 due to an increase in the compensation for board services, which included the issuance of common stock, as well as, common stock options in 2009, while only common stock options were granted to board members in 2008. During the three months ended March 31, 2009 and 2008, the Company recorded non-cash expenses for consulting services totaling $38,922 and $6,981. The non-cash expenses consisted of the value of common stock and common stock options, recorded at fair value, issued to board members.

Rent:

Rent expense was $18,749 for the three months ended March 31, 2009 and 2008.

Depreciation and amortization:

Depreciation and amortization expense was $152 the three months ended March 31, 2009 compared to $1,680 for the three months ended March 31, 2008, a decrease of $1,528 or 90%. The decrease in depreciation and amortization for the three months ended March 31, 2009 compared to 2008 was due to fixed assets becoming fully depreciated after the period ending March 31, 2008. The Company has not purchased new assets to replace fully depreciated assets.

Net Operating Loss:

Net operating loss for the three months ended March 31, 2009 was $576,097 or ($0.02) per share compared to a net operating loss of $326,621 for the three months ended March 31, 2008, or ($0.01) per share, an increase of $249,476 or 43%. Net operating loss increased primarily as a result of our increased non-cash officer salaries and decreased revenues in 2009 compared to 2008.

Net Loss:

The net loss for the three months ended March 31, 2009 was $606,462 compared to a net loss of $260,714 for the three months ended March 31, 2008, an increased net loss of $345,748. Net loss increased primarily as a result of our increased non-cash officer salaries and decreased revenues in 2009 compared to 2008, as well as, $86,706 of debt forgiveness income in 2008 that was not received in 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2009 compared to March 31, 2008.

	March 31, 2009	March 31, 2008
Total Assets	$13,546	$46,353

Accumulated (Deficit)	$(16,505,626)	$(15,899,164)

Stockholders’ Equity	$(1,336,299)	$(1,150,767)

Working Capital (Deficit)	$(1,312,830)	$(1,127,450)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At March 31, 2009, we had a negative working capital position of $(1,312,830). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice in 2009. In the three months ending March 31, 2009, the Company issued 1,295,500 shares of common stock valued at $168,415, and, in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2009.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

Not required.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1943, as amended) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009 our disclosure controls and procedures were not effective.

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

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

Throughout the three months ended March 31, 2009, we began the implementation of a remediation plan to address the material weaknesses identified during the audit of our fiscal year ended December 31, 2008. The control deficiencies that gave rise to the material weaknesses related to the fact that our accounting resources did not include enough people with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. These control deficiencies contributed to material weaknesses in internal control with respect to segregation of duties, controls over financial reporting at the India subsidiary, stockholders equity and share-based compensation, acquisitions as well as financial statement presentation and disclosures. We have hired consultants with the necessary accounting knowledge, experience and training to meet the needs of our organization. We will continue to implement process changes and hire employees or consultants to address the material weaknesses noted in the internal controls over financial reporting for fiscal 2009. Once placed in operation for a sufficient period of time, we will evaluate the overall effectiveness of these new process changes to determine if they are operating effectively.

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

Item 1A. Risk Factors

There has been no change in the Company's risk factors since the Company’s Annual Report on Form 10-K filed with SEC on April 20, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On January 9, 2009 the Company issued 50,000 shares of common stock as prepaid compensation for service on the board of directors in 2009 to each of five of its directors totaling 250,000 shares. The fair value of the common stock in total was $32,500.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2009

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer (Principal Executive Officer)