Form 10-Q
period 2009-06-30
PLAYERS NETWORK
filed 2009-08-19
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 \ For the transition period from ______to _________.

Commission file number: 000-29363

PLAYERS NETWORK
(Exact name of registrant as specified in its charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4260 Polaris Avenue Las Vegas, Nevada 89103	(702) 895-8884
(Address of principal executive offices)	(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock on August 12, 2009 was 40,161,636

PLAYERS NETWORK
FORM 10-Q
Quarterly Period Ended June 30, 2009

i

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

ii

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Players Network
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash	$4,589	$-
Accounts receivable, net of allowance for
doubtful accounts of $5,000	3,500	44,670
Total current assets	8,089	44,670

Fixed assets, net	1,378	1,683

Total Assets	$9,467	$46,353

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Checks written in excess of available funds	$-	$2,176
Accounts payable	532,682	393,090
Accrued expenses	362,494	353,551
Current maturities of long term debt, net of discount of $5,185
and $26,297 at June 30, 2009 and December 31, 2008, respectively	441,915	423,303
Total current liabilities	1,337,091	1,172,120

Long Term Debt, net of discount of $-0- and $-0-
at June 30, 2009 and December, 31, 2008, respectively	25,000	25,000

Total Liabilities	1,362,091	1,197,120

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares
authorized; 2,000,000 shares issued and outstanding
at June 30, 2009 and December 31, 2008	2,000	2,000
Common stock, $0.001 par value, 150,000,000 shares
authorized; 40,031,636 and 35,092,342 shares issued
and outstanding at June 30, 2009 and December 31, 2008	40,032	35,092
Additional paid-in capital	15,501,934	14,711,305
Accumulated (deficit)	(16,896,590)	(15,899,164)
Total Stockholders' Equity (Deficit)	(1,352,624)	(1,150,767)

Total Liabilities and Stockholders' Equity (Deficit)	$9,467	$46,353

See accompanying notes to condensed financial statements

Players Network
Condensed Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
Network	$10,563	$21,625	$25,283	$39,010
Production and other	6,150	50,893	21,785	156,905
Total revenue	16,713	72,518	47,068	195,915

Expenses:
Direct operating costs	84,489	75,517	265,561	232,094
General and administrative	164,721	71,111	265,835	190,834
Officer salaries	105,000	62,454	360,493	184,450
Salaries and wages	9,350	18,101	20,300	42,413
Board of director services	-	-	38,922	6,981
Rent	18,750	19,536	37,499	38,285
Depreciation and amortization	153	1,549	305	3,229
Total operating expenses	382,463	248,268	988,915	698,286

Net operating (loss)	(365,750)	(175,750)	(941,847)	(502,371)

Other income (expense):
Interest expense	(25,214)	(21,409)	(55,579)	(42,208)
Forgiveness of debt	-	18,000	-	104,706
Total other income (expense)	(25,214)	(3,409)	(55,579)	62,498

Net (loss)	$(390,964)	$(179,159)	$(997,426)	$(439,873)

Weighted average number of common
shares outstanding - basic and fully diluted	38,794,717	30,221,310	37,683,431	29,890,547

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

See accompanying notes to condensed financial statements

Players Network
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2009	2008
Cash flows from operating activities
Net (loss)	$(997,426)	$(439,873)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation and amortization expense	305	3,229
Forgiveness of debt	-	(104,706)
Amortization of beneficial conversion feature	21,112	27,584
Stock issued for services	276,916	73,450
Stock issued for compensation, related party	194,931	97,255
Stock issued for financing cost	20,178	-
Options and warrants granted for services	186,915	166,890
Decrease (increase) in assets:
Accounts receivable	41,170	(26,732)
Prepaid expenses and other current assets	-	11,781
Increase (decrease) in liabilities:
Checks written in excess of deposits	(2,176)	753
Deferred revenues	-	(26,666)
Accounts payable	139,592	102,130
Accrued expenses	58,572	44,946
Net cash (used) by operating activities	(59,911)	(69,959)

Cash flows from financing activities
Proceeds from long term debt	2,500	-
Proceeds from sale of common stock	62,000	-
Net cash provided in financing activities	64,500	-

Net decrease (increase) in cash	4,589	(69,959)
Cash - beginning	-	69,959
Cash - ending	$4,589	$-

Supplemental disclosures:
Interest paid	$2,305	$-
Income taxes paid	$-	$-

Non-cash transactions:
Stock issued for debt	$54,629	$-

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

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($16,896,590), and as of June 30, 2009, the Company’s current liabilities exceeded its current assets by $1,329,002 and its total liabilities exceeded its total assets by $1,352,624. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party

Officers
On June 18, 2009 the board of directors granted a bonus of 250,000 shares of common stock to the CEO for services rendered. The fair market value of the shares based on the closing stock price at the grant date was $30,000. The shares were issued on July 1, 2009.

On May 7, 2009 the CEO accepted 347,547 shares in exchange for $48,657 of unpaid salary, the fair market value of the common stock.

On May 7, 2009 the President of Programming accepted 478,388 shares in exchange for $66,974 of unpaid salary, the fair market value of the common stock.

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

Board of Directors
On May 7, 2009 the Company issued 120,000 shares of restricted common stock to a Director for consulting services rendered. The total fair value of the common stock was $16,800.

On January 9, 2009 the Company issued 50,000 shares of restricted common stock as prepaid compensation for service on the board of directors in 2009 to each of five of its directors totaling 250,000 shares. The fair value of the common stock in total was $32,500.

On January 9, 2009 the Company granted 50,000 cashless stock options as prepaid compensation for service on the board of directors in 2009 to each of five of its directors. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model was $32,372.

Note 4 – Long Term Debt

Long-term debt consists of the following at June 30, 2009, and December 31, 2008:

	2009	2008
8% unsecured convertible debentures, due in September 2011, convertible into 500,000 shares of common stock at any time prior to maturity based on a conversion price of $0.05 per share. Accrued interest is convertible as well at a conversion price of $0.05 per share.	$25,000	$25,000
8% unsecured convertible debentures, due in March 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.06 per share. Accrued interest is convertible as well at a conversion price of $0.06 per share.	10,000	10,000
5% unsecured convertible debentures, due in September 2009, convertible into 333,333 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	50,000	50,000
5% unsecured convertible debentures, due in August 2009, convertible into 400,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	60,000	60,000
5% unsecured convertible debentures, due in June 2009, convertible into 200,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	30,000	30,000
5% unsecured convertible debentures, due in June 2009, convertible into 100,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	15,000	15,000
5% unsecured convertible debentures, due in May 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Accrued interest is convertible as well at a conversion price of $0.15 per share.	25,000	25,000
5% unsecured convertible debentures, due in March 2009, convertible into 571,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	200,000	200,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Accrued interest is convertible as well at a conversion price of $0.35 per share.	25,000	25,000
Unsecured demand note, non interest bearing.	4,600	4,600
Unsecured demand note. The non interest bearing debt was converted to stock on July 15, 2009.	2,500	-
Unsecured demand note due to a former Director of the Company. The non interest bearing debt was converted to stock on January 9, 2009.	-	5,000
Total debt	472,100	474,600
Less: current portion	441,915	423,303
Less: discount on beneficial conversion feature	5,185	26,297
Long-term debt, less current portion	25,000	25,000
Less: discount on beneficial conversion feature	-	-
Long-term debt, less current portion and discount on BCF	$25,000	$25,000

Players Network
Notes to Condensed Financial Statements

Future maturities of long-term debt are as follows as of June 30, 2009:

2009	$447,100
2010	-
2011	25,000
Thereafter	-
$472,100

Accrued interest on the above convertible notes totaled $20,394 and $58,039 at June 30, 2009 and December 31, 2008, respectively.

Interest expense totaled $35,400 and $42,208 for the six months ended June 30, 2009 and 2008, respectively, of which $2,305 and $3,903, respectively, was incurred from credit card finance charges and accounts payable finance charges.

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

According to the terms of the Convertible Promissory Notes, the estimated number of shares that would be received upon conversion was 2,701,786 shares at June 30, 2009.

During the six months ended June 30, 2009 and 2008, the Company recorded financial expenses in the amount of $21,112 and $27,584, respectively, attributed to the amortization of the aforementioned debt discount.

Note 5 – Stockholders’ Equity

Stock issuances
On June 26, 2009 the Company cancelled and returned to treasury 100,000 shares of common stock previously issued to a consultant. The shares were cancelled due to non-performance of services.

On June 18, 2009 the board of directors granted a bonus of 250,000 shares of restricted common stock to the CEO for services rendered. The fair market value of the shares based on the closing stock price at the grant date was $30,000. The shares were issued on July 1, 2009.

On June 18, 2009 the Company granted 100,000 shares of restricted common stock to a consultant for services rendered. The fair market value of the shares based on the closing stock price at the grant date was $12,000. The shares were issued on July 1, 2009.

On June 18, 2009 the Company granted 50,000 shares of restricted common stock to a consultant for administrative services provided. The total fair value of the common stock was $6,000. The shares were issued on July 1, 2009.

Players Network
Notes to Condensed Financial Statements

On June 18, 2009 the Company granted 100,000 shares of restricted common stock to a consultant for accounting services rendered. The fair market value of the shares based on the closing stock price at the grant date was $12,000. The shares were issued on July 19, 2009.

On June 18, 2009 the Company granted 35,000 shares of free trading (S-8) common stock to a consultant for website development services rendered. The fair market value of the shares based on the closing stock price at the grant date was $4,200. The shares were issued on July 19, 2009.

On June 18, 2009 the Company issued 100,000 shares of restricted common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $12,000.

On June 18, 2009 the Company issued 15,000 shares of restricted common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $1,800.

On June 18, 2009 the Company issued 100,000 shares of restricted common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $12,000.

On June 6, 2009 the Company sold 20,000 shares of common stock, and warrants to purchase an additional 20,000 shares at $0.15 per share over a two year term, to an investor in exchange for proceeds of $2,000.

On May 7, 2009 the CEO accepted 347,547 shares of restricted common stock in exchange for $48,657 of unpaid salary, the fair market value of the common stock.

On May 7, 2009 the President of Programming accepted 478,388 shares of restricted common stock in exchange for $66,974 of unpaid salary, the fair market value of the common stock.

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

On May 7, 2009 the Company issued 30,000 shares of restricted common stock to a consultant for video editing services rendered. The total fair value of the common stock was $4,200.

On May 7, 2009 the Company issued 20,000 shares of restricted common stock to a consultant for administrative services rendered. The total fair value of the common stock was $2,800.

On May 7, 2009 the Company issued 15,000 shares of restricted common stock to a consultant for video editing services rendered. The total fair value of the common stock was $2,100.

On April 27, 2009 the Company sold 100,000 shares of common stock, and warrants to purchase an additional 100,000 shares at $0.15 per share over a three year term, to an investor in exchange for proceeds of $10,000.

Players Network
Notes to Condensed Financial Statements

On April 1, 2009 the Company issued 150,000 shares of common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $13,500.

On April 1, 2009 the Company issued 50,000 shares of common stock to a consultant for administrative services provided. The total fair value of the common stock was $4,500.

On April 1, 2009 the Company issued 441,913 shares of restricted section 144 common stock to a note holder per the conversion terms of the convertible promissory note. The shares were exchanged for a total of $49,629 of accrued interest.

On April 1, 2009 the Company issued 215,946 shares of restricted section 144 common stock to a convertible promissory note holder as an additional financing cost. The total fair value of the common stock was $9,578.

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

On January 9, 2009 the Company issued 12,000 shares of restricted common stock to a consultant for video production services rendered. The total fair value of the common stock was $1,560.

On January 9, 2009 the Company issued 2,000 shares of restricted common stock to a consultant for video production services rendered. The total fair value of the common stock was $260.

On January 9, 2009 the Company issued 120,000 shares of restricted common stock to a debt holder for payment in lieu of cash on a $5,000 interest free demand note. The total fair value of the common stock was $15,600. A finance charge was expensed to account for the $10,600 premium payment in excess of the principal debt.

On January 9, 2009 the Company issued 50,000 shares of free trading (S-8) common stock to a consultant for accounting services provided. The total fair value of the common stock was $6,500.

On January 9, 2009 the Company issued 26,500 shares of free trading (S-8) common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $3,445.

On January 9, 2009 the Company issued 5,000 shares of free trading (S-8) common stock to a consultant for website production services rendered. The total fair value of the common stock was $650.

On January 9, 2009 the Company issued 50,000 shares of restricted common stock as prepaid compensation for service on the board of directors in 2009 to each of five of its directors totaling 250,000 shares. The fair value of the common stock in total was $32,500.

On January 9, 2009 the Company issued 500,000 shares of restricted common stock to a video production company for video encoding and production services. The total fair value of the common stock was $65,000.

On January 9, 2009 the Company issued 10,000 shares of restricted common stock to a consultant for video production services rendered. The total fair value of the common stock was $1,300.

On January 9, 2009 the Company issued 10,000 shares of restricted common stock to a consultant for video production services rendered. The total fair value of the common stock was $1,300.

On January 9, 2009 the Company issued 10,000 shares of restricted common stock to an employee as a bonus for services rendered. The total fair value of the common stock was $1,300.

On January 9, 2009 the Company issued 5,000 shares of restricted common stock to a consultant for video production services rendered. The total fair value of the common stock was $650.

On January 9, 2009 the Company issued 5,000 shares of restricted common stock to a consultant for commissions earned on sound stage rentals. The total fair value of the common stock was $650.

Players Network
Notes to Condensed Financial Statements

On January 9, 2009 the Company issued 5,000 shares of restricted common stock to a consultant for website production services rendered. The total fair value of the common stock was $650.

On January 9, 2009 the Company issued 50,000 shares of restricted common stock to a consultant for accounting services provided. The total fair value of the common stock was $6,500.

On January 9, 2009 the Company issued 125,000 shares of restricted common stock to a consultant for administrative services provided. The total fair value of the common stock was $16,250.

On January 9, 2009 the Company issued 100,000 shares of restricted common stock to a consultant for equity promotion & marketing services rendered. The total fair value of the common stock was $13,000.

On January 9, 2009 the Company issued 100,000 shares of restricted common stock to a consultant for equity promotion & marketing services rendered. The total fair value of the common stock was $13,000.

On January 9, 2009 the Company issued 30,000 shares of restricted common stock to a consultant for video production services rendered. The total fair value of the common stock was $3,900.

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

Note 6 – Warrants and Options

Options and Warrants Granted
On June 6, 2009 the Company issued 20,000 shares of common stock, along with warrants to purchase another 20,000 shares at $0.15 per share, exercisable for 24 months, in exchange for cash proceeds of $2,000.

On April 24, 2009 the Company issued 100,000 shares of common stock, along with warrants to purchase another 100,000 shares at $0.15 per share, exercisable for 36 months, in exchange for cash proceeds of $10,000.

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

Options and Warrants Cancelled

No options or warrants were cancelled during the six months ended June 30, 2009.

Options and Warrants Expired
During the six months ended June 30, 2009, 1,747,333 options that were outstanding as of December 31, 2008 expired. The expiration of the options and warrants had no impact on the current period operations.

Options Exercised
No options were exercised during the six months ended June 30, 2009.

The following is a summary of information about the Stock Options outstanding at June 30, 2009.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.15 - 1.00	7,034,000	1.97 years	$0.26	7,034,000	$0.26

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

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the six months ended June 30, 2009 was approximately $0.20 per option, and during the six months ended June 30, 2008 was approximately $0.20 per option. For the six months ended June 30, 2009, the Company incurred stock based compensation expense of $186,915.

Players Network
Notes to Condensed Financial Statements

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2008	6,661,333	0.28
Options expired	(1,747,333)	(0.33)
Options cancelled	-0-	-0-
Options granted	2,120,000	0.20
Options exercised	-0-	-0-

Balance, June 30, 2009	7,034,000	0.26

Exercisable, June 30, 2009	7,034,000	$0.26

Note 7 – Subsequent events

Stock issuances
On July 22, 2009 the Company sold 100,000 shares of common stock, and warrants to purchase an additional 100,000 shares at $0.15 per share over a two year term, to an investor in exchange for proceeds of $10,000.

On July 20, 2009 the Company sold 30,000 shares of common stock, and warrants to purchase an additional 30,000 shares at $0.15 per share over a two year term, to an investor in exchange for proceeds of $3,000.

On July 19, 2009 the Company cancelled and returned to treasury 100,000 shares of common stock previously issued to a consultant. The shares were cancelled due to non-performance of services.

On July 19, 2009 the Company issued 100,000 shares of restricted common stock that were previously authorized and unissued. This amount is included in the total shares outstanding as of June 30, 2009.

On July 19, 2009 the Company issued 35,000 free trading (S-8) shares of common stock that were previously authorized and unissued. This amount is included in the total shares outstanding as of June 30, 2009.

On July 15, 2009 the Company sold 25,000 shares of common stock, and warrants to purchase an additional 25,000 shares at $0.15 per share over a two year term, to an investor in exchange for proceeds of $2,500.

On July 7, 2009 the Company sold 75,000 shares of common stock, and warrants to purchase an additional 75,000 shares at $0.15 per share over a two year term, to an investor in exchange for proceeds of $7,500.

On July 1, 2009 the Company issued a total of 400,000 shares of restricted common stock that were previously authorized and unissued.
This amount is included in the total shares outstanding as of June 30, 2009.

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

The Company signed distribution agreements with Telco and satellite giants AT&T and Verizon pursuant to which the Company’s content will be distributed over these companies’ IPTV platforms. The Company also signed agreements with Direct TV and EchoStar to deliver Players Network branded Video On Demand channels. Management believes that the addition of these new distribution platforms will enable the Company to begin to generate revenues from advertising.

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

Results of Operations for the Three Months Ended June 30, 2009 and June 30, 2008:

	For the Three Months Ended June 30,		Increase / (Decrease)
	2009	2008
Revenues	$16,713	$72,518	$(55,805)

Direct operating costs	84,489	75,517	8,972
General and administrative	164,721	71,111	93,610
Salaries and wages	114,350	80,555	33,795
Rent	18,750	19,536	(786)
Depreciation and amortization	153	1,549	(1,396)

Total Operating Expenses	382,463	248,268	134,195

Net Operating (Loss)	(365,750)	(175,750)	(190,000)

Total other income (expense)	(25,214)	(3,409)	(21,805)

Net (Loss)	$(390,964)	$(179,159)	$(211,805)

Revenues.  During the three months ended June 30, 2009 and 2008, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media, advertising fees, and production revenues, which included fees from third party programming production and sound stage rentals. Aggregate revenues for the three months ended June 30, 2009 were $16,713 compared to revenues of $72,518 in the three months ended June 30, 2008, a decrease in revenues of $55,805, or 77%. Revenues from networks were down significantly in the three months ended June 30, 2009 due to a significant reduction in advertising spending and slow acceptance of the company’s media content. Production revenues decreased significantly as well due to a sharp decline in the use of sound stages and other production facilities to produce content for our customers. Our customers have tightened their budgets and, as a result, our revenues have decreased.

Direct Operating Costs.  Direct operating costs were $84,489 for the three months ended June 30, 2009 compared to $75,517 for the three months ended June 30, 2008, an increase of $8,972, or 12%. Our direct operating costs in 2009 increased due to an increase in our audio/video content, much of which was paid in common stock in lieu of cash. During the three months ending June 30, 2009 we issued 455,000 shares valued at $53,500 for video production services. In 2009 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs.

General and Administrative.  General and administrative expenses were $164,721 for the three months ended June 30, 2009 compared to $71,111 for the three months ended June 30, 2008, an increase of $93,610, or 132%. The increase in general and administrative expense for the three months ended June 30, 2009 compared to 2008 was primarily due to increased marketing relations expenses. During the three months ending June 30, 2009 we paid $66,340 of marketing relations expenses, of which, we issued 495,000 shares valued at $65,000. We also incurred additional costs by outsourcing administrative functions, of which, we issued 120,000 shares valued at $13,300. Additional costs were also incurred for accounting services that were paid for in common stock during the three months ending June 30, 2009. The Company issued 200,000 shares valued at $26,000 for accounting services during the three months ending June 30, 2009.

Salaries and wages.  Salaries and wage expense was $114,350 for the three months ended June 30, 2009 compared to $80,555 for the three months ended June 30, 2008, an increase of $33,795, or 42%. The Company recorded non-cash payments on accrued salaries and wages totaling $155,631 and $56,455, during the three months ended June 30, 2009 and 2008, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of the value of common stock, recorded at fair value, issued to employees of $145,631 and $20,455 for the three months ended June 30, 2009 and 2008, respectively, as well as, preferred stock, recorded at fair value of $-0- and $36,000 for the three months ended June 30, 2009 and 2008, respectively. Salaries and wage expenses increased for the three months ended June 30, 2009 compared to 2008 primarily because of the issuance of a bonus paid in common stock to the CEO recorded at fair value in the amount of $35,000.

Rent.  Rent expense was $18,750 for the three months ended June 30, 2009 compared to $19,536 for the three month ended June 30, 2008, a decrease of $786, or 1%.  The decrease was due to a reduction in late fees from the comparative period.

Depreciation and amortization.  Depreciation and amortization expense was $153 the three months ended June 30, 2009 compared to $1,549 for the three months ended June 30, 2008, a decrease of $1,396, or 90%. The decrease in depreciation and amortization for the three months ended June 30, 2009 compared to 2008 was due to fixed assets becoming fully depreciated after the period ending June 30, 2008. The Company has not purchased new assets to replace fully depreciated assets.

Net Operating Loss.  Net operating loss for the three months ended June 30, 2009 was $365,750 compared to a net operating loss of $175,750 for the three months ended June 30, 2008, an increase of $190,000 or 108%. Net operating loss increased primarily as a result of our increased non-cash payments in common stock for officer salaries, marketing relations, accounting and administrative fees and decreased revenues in 2009 compared to 2008.

Net Loss.  The net loss for the three months ended June 30, 2009 was $390,964 compared to a net loss of $179,159 for the three months ended June 30, 2008, an increased net loss of $211,805. or 118%. Net loss increased primarily as a result of our increased non-cash payments in common stock for officer salaries, marketing relations, accounting and administrative fees and decreased revenues in 2009 compared to 2008, as well as, an increase of $21,805 in interest expense in 2009 compared to 2008.

Results of Operations for the Six Months Ended June 30, 2009 and June 30, 2008:

	For the Six Months Ended June 30,		Increase / (Decrease)
	2009	2008
Revenues	$47,068	$195,915	$(148,847)

Direct operating costs	265,561	232,094	33,467
General and administrative	265,835	190,834	75,001
Salaries and wages	380,793	226,863	153,930
Consulting services	38,922	6,981	31,941
Rent	37,499	38,285	(786)
Depreciation and amortization	305	3,229	(2,924)

Total Operating Expenses	988,915	698,286	290,629

Net Operating (Loss)	(941,847)	(502,371)	(439,476)

Total other income (expense)	(55,579)	62,498	(118,077)

Net (Loss)	$(997,426)	$(439,873)	$(557,553)

Revenues  During the six months ended June 30, 2009 and 2008, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media, advertising fees, and production revenues, which included fees from third party programming production and sound stage rentals. Aggregate revenues for the six months ended June 30, 2009 were $40,068 compared to revenues of $195,915 in the six months ended June 30, 2008, a decrease in revenues of $148,847, or 76%. Revenues from networks were down significantly in the six months ended June 30, 2009 due to a significant reduction in advertising spending and slow acceptance of the company’s media content. Production revenues decreased significantly as well due to a sharp decline in the use of sound stages and other production facilities to produce content for our customers. Our customers have tightened their budgets and, as a result, our revenues have decreased.

Direct Operating Costs  Direct operating costs were $265,561 for the six months ended June 30, 2009 compared to $232,094 for the six months ended June 30, 2008, an increase of $33,467, or 14%. Our direct operating costs in 2009 increased due to an increase in our audio/video content, much of which was paid in common stock in lieu of cash. During the six months ending June 30, 2009 we issued 1,060,500 shares valued at $132,215 for video production services. In 2009 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs.

General and Administrative  General and administrative expenses were $265,835 for the six months ended June 30, 2009 compared to $190,834 for the six months ended June 30, 2008, an increase of $75,001, or 33%. The increase in general and administrative expense for the six months ended June 30, 2009 compared to 2008 was primarily due to an increased use of independent contractors to provide marketing relations, accounting and administrative services.

Salaries and wages  Salaries and wage expense was $380,793 for the six months ended June 30, 2009 compared to $226,863 for the six months ended June 30, 2008, an increase of $153,930, or 68%. The Company recorded non-cash payments on accrued salaries and wages totaling $326,124 and $141,651, during the six months ended June 30, 2009 and 2008, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of the value of common stock, recorded at fair value, issued to employees of $158,631 and $54,455 for the six months ended June 30, 2009 and 2008, respectively, as well as, common stock options, recorded at fair value of $167,493 and $51,196 for the six months ended June 30, 2009 and 2008, respectively. Salaries and wage expenses increased for the six months ended June 30, 2009 compared to 2008 primarily because of an increase in the issuance of common stock options to Officers, and a common stock bonus to the CEO valued at $35,000 during the six months ending June 30, 2009.

Consulting services  Consulting services expense was $38,922 for the six months ended June 30, 2009 compared to $6,981 for the six months ended June 30, 2008, an increase of $31,941, or 458%. Board of director services increased for the six months ended June 30, 2009 compared to 2008 due to an increase in the compensation for board services, which included the issuance of common stock, as well as, common stock options in 2009, while only common stock options were granted to board members in 2008. During the six months ended June 30, 2009 and 2008, the Company recorded non-cash expenses for consulting services totaling $38,922 and $6,981. The non-cash expenses consisted of the value of common stock and common stock options, recorded at fair value, issued to board members.

Rent  Rent expense was $37,499 for the three months ended June 30, 2009 compared to $38,285 for the three month ended June 30, 2008, a decrease of $786, or 1%.  The decrease was due to a reduction in late fees from the comparative period.

Depreciation and amortization  Depreciation and amortization expense was $305 the six months ended June 30, 2009 compared to $3,229 for the six months ended June 30, 2008, a decrease of $2,924, or 90%. The decrease in depreciation and amortization for the six months ended June 30, 2009 compared to 2008 was due to fixed assets becoming fully depreciated after the period ending June 30, 2008. The Company has not purchased new assets to replace fully depreciated assets.

Net Operating Loss  Net operating loss for the six months ended June 30, 2009 was $941,847 compared to a net operating loss of $502,371 for the six months ended June 30, 2008, an increase of $439,476 or 87%. Net operating loss increased primarily as a result of our increased non-cash payments in common stock for officer salaries, marketing relations, accounting and administrative fees and decreased revenues in 2009 compared to 2008.

Net Loss  The net loss for the six months ended June 30, 2009 was $997,426 compared to a net loss of $439,873 for the six months ended June 30, 2008, an increased net loss of $557,553, or 127%. Net loss increased primarily as a result of our increased non-cash payments in common stock for officer salaries, marketing relations, accounting and administrative fees and decreased revenues in 2009 compared to 2008, as well as, an increase of $13,371 in interest expense in 2009 compared to 2008, and debt forgiveness income of $104,706 in 2008 that was not recognized in 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2009 compared to June 30, 2008.

	June 30, 2009	June 30, 2008
Total Assets	$9,467	$46,707

Accumulated (Deficit)	$(16,896,590)	$(15,559,088)

Stockholders’ Equity	$(1,352,624)	$(1,025,810)

Working Capital (Deficit)	$(1,329,002)	$(624,996)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At June 30, 2009, we had cash of $4,589 and a negative working capital position of $(1,329,002). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice throughout 2009. In the three months ending June 30, 2009, the Company issued 3,003,794 shares of common stock valued at $372,053, and, in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2009.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

Not applicable due to smaller reporting company status.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1943, as amended) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of June 30, 2009 our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated below, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

Throughout the six months ended June 30, 2009, we began the implementation of a remediation plan to address the material weaknesses identified during the audit of our fiscal year ended December 31, 2008. The control deficiencies that gave rise to the material weaknesses related to the fact that our accounting resources did not include enough people with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. These control deficiencies contributed to material weaknesses in internal control with respect to segregation of duties, controls over financial reporting at the India subsidiary, stockholders equity and share-based compensation, acquisitions as well as financial statement presentation and disclosures. We have hired consultants with the necessary accounting knowledge, experience and training to meet the needs of our organization. We will continue to implement process changes and hire employees or consultants to address the material weaknesses noted in the internal controls over financial reporting for fiscal 2009. Once placed in operation for a sufficient period of time, we will evaluate the overall effectiveness of these new process changes to determine if they are operating effectively.

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

Item 1A. Risk Factors

Not applicable due to small reporting company status.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2009 the Company sold 100,000 shares of common stock, and warrants to purchase an additional 100,000 shares at $0.15 per share over a two year term, to an investor in exchange for proceeds of $10,000.

On July 20, 2009 the Company sold 30,000 shares of common stock, and warrants to purchase an additional 30,000 shares at $0.15 per share over a two year term, to an investor in exchange for proceeds of $3,000.

On July 19, 2009 the Company issued 100,000 shares of restricted common stock that were previously authorized and unissued.

On July 15, 2009 the Company sold 25,000 shares of common stock, and warrants to purchase an additional 25,000 shares at $0.15 per share over a two year term, to an investor in exchange for proceeds of $2,500.

On July 7, 2009 the Company sold 75,000 shares of common stock, and warrants to purchase an additional 75,000 shares at $0.15 per share over a two year term, to an investor in exchange for proceeds of $7,500.

On July 1, 2009 the Company issued a total of 400,000 shares of restricted common stock that were previously authorized and unissued.

On June 18, 2009 the board of directors granted a bonus of 250,000 shares of restricted common stock to the CEO for services rendered. The fair market value of the shares based on the closing stock price at the grant date was $30,000. The shares were issued on July 1, 2009.

On June 18, 2009 the Company granted 100,000 shares of restricted common stock to a consultant for services rendered. The fair market value of the shares based on the closing stock price at the grant date was $12,000. The shares were issued on July 1, 2009.

On June 18, 2009 the Company granted 50,000 shares of restricted common stock to a consultant for administrative services provided. The total fair value of the common stock was $6,000. The shares were issued on July 1, 2009.

On June 18, 2009 the Company granted 100,000 shares of restricted common stock to a consultant for accounting services rendered. The fair market value of the shares based on the closing stock price at the grant date was $12,000. The shares were issued on July 19, 2009.

On June 18, 2009 the Company issued 100,000 shares of restricted common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $12,000.

On June 18, 2009 the Company issued 15,000 shares of restricted common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $1,800.

On June 18, 2009 the Company issued 100,000 shares of restricted common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $12,000.

On June 6, 2009 the Company sold 20,000 shares of common stock, and warrants to purchase an additional 20,000 shares at $0.15 per share over a two year term, to an investor in exchange for proceeds of $2,000.

On May 7, 2009 the CEO accepted 347,547 shares of restricted common stock in exchange for $48,657 of unpaid salary, the fair market value of the common stock.

On May 7, 2009 the President of Programming accepted 478,388 shares of restricted common stock in exchange for $66,974 of unpaid salary, the fair market value of the common stock.

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

On May 7, 2009 the Company issued 30,000 shares of restricted common stock to a consultant for video editing services rendered. The total fair value of the common stock was $4,200.

On May 7, 2009 the Company issued 20,000 shares of restricted common stock to a consultant for administrative services rendered. The total fair value of the common stock was $2,800.

On May 7, 2009 the Company issued 15,000 shares of restricted common stock to a consultant for video editing services rendered. The total fair value of the common stock was $2,100.

On April 27, 2009 the Company sold 100,000 shares of common stock, and warrants to purchase an additional 100,000 shares at $0.15 per share over a three year term, to an investor in exchange for proceeds of $10,000.

On April 1, 2009 the Company issued 150,000 shares of common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $13,500.

On April 1, 2009 the Company issued 50,000 shares of common stock to a consultant for administrative services provided. The total fair value of the common stock was $4,500.

On April 1, 2009 the Company issued 441,913 shares of restricted common stock to a note holder per the conversion terms of the convertible promissory note. The shares were exchanged for a total of $49,629 of accrued interest.

On April 1, 2009 the Company issued 215,946 shares of restricted common stock to a convertible promissory note holder as an additional financing cost. The total fair value of the common stock was $9,578.

The offer and issuance of the securities described above are exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and in reliance upon Rule 506 of Regulation D promulgated by the SEC.

The securities offered have not been registered under the United States Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Date: August 19, 2009

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)