Form 10-Q
period 2009-09-30
PLAYERS NETWORK
filed 2009-11-16
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission file number: 000-29363

PLAYERS NETWORK
(Exact name of registrant as specified in its charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4260 Polaris Avenue Las Vegas, Nevada 89103	(702) 895-8884
(Address of principal executive offices)	(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock on November 12, 2009 was 47,016,091

PLAYERS NETWORK
FORM 10-Q
Quarterly Period Ended September 30, 2009

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “the Company” refer specifically to Players Network and our subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Players Network
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash	$-	$-
Prepaid expenses	1,000	-
Accounts receivable, net of allowance for
doubtful accounts of $5,000	7,000	44,670
Total current assets	8,000	44,670

Fixed assets, net	1,225	1,683

Total Assets	$9,225	$46,353

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Checks written in excess of available funds	$608	$2,176
Accounts payable	544,659	393,090
Accrued expenses	355,401	353,551
Current maturities of long term debt, net of discount of $-0- and
$26,297 at September 30, 2009 and December 31, 2008, respectively	14,600	423,303
Total current liabilities	915,268	1,172,120

Long Term Debt	25,000	25,000

Total Liabilities	940,268	1,197,120

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares
authorized; 2,000,000 shares issued and outstanding
at September 30, 2009 and December 31, 2008	2,000	2,000
Common stock, $0.001 par value, 150,000,000 shares
authorized; 44,416,091 and 35,092,342 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	44,416	35,092
Additional paid-in capital	16,425,433	14,711,305
Subscriptions payable , 1,530,000 shares and -0- shares at
September 30, 2009 and December 21, 2008, respectively	153,000	-
Accumulated (deficit)	(17,555,892)	(15,899,164)
Total Stockholders' Equity (Deficit)	(931,043)	(1,150,767)

Total Liabilities and Stockholders' Equity (Deficit)	$9,225	$46,353

See accompanying notes to condensed financial statements

Players Network
Condensed Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Network	$333	$5,056	$25,616	$44,066
Production and other	4,500	13,739	26,285	170,644
Total revenue	4,833	18,795	51,901	214,710

Expenses:
Direct operating costs	154,489	28,915	420,050	261,009
General and administrative	258,612	107,269	524,447	298,103
Officer salaries	187,146	35,436	547,639	219,886
Salaries and wages	13,758	12,258	34,058	54,671
Board of director services	29,930	-	68,852	6,981
Rent	18,529	19,012	56,028	57,297
Depreciation and amortization	153	1,326	458	4,555
Total operating expenses	662,617	204,216	1,651,532	902,502

Net operating (loss)	(657,784)	(185,421)	(1,599,631)	(687,792)

Other income (expense):
Interest expense	(11,518)	(24,425)	(67,097)	(66,633)
Forgiveness of debt	10,000	33,000	10,000	137,706
Total other income (expense)	(1,518)	8,575	(57,097)	71,073

Net (loss)	$(659,302)	$(176,846)	$(1,656,728)	$(616,719)

Weighted average number of common
shares outstanding - basic and fully diluted	41,741,495	31,584,592	39,050,984	30,459,350

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)

See accompanying notes to condensed financial statements

Players Network
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2009	2008
Cash flows from operating activities
Net (loss)	$(1,656,728)	$(616,719)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation and amortization expense	458	4,555
Forgiveness of debt	-	(137,706)
Amortization of beneficial conversion feature	26,297	43,665
Stock issued for services	602,916	161,950
Stock issued for compensation, related party	214,931	159,375
Stock issued for financing cost	20,178	-
Options and warrants granted for services	420,590	166,890
Decrease (increase) in assets:
Accounts receivable	37,670	2,657)
Prepaid expenses and other current assets	(1,000)	11,839
Increase (decrease) in liabilities:
Checks written in excess of deposits	(1,568)	-,
Deferred revenues	-	(33,333)
Accounts payable	151,569	100,854
Accrued expenses	74,687	37,168
Net cash (used) by operating activities	(110,000)	(98,805)

Cash flows from investing activities
Purchase of fixed assets	-	(1,324)
Net Cash (used) in investing activities	-	(1,324)

Cash flows from financing activities
Proceeds from long term debt	2,500	35,000
Repayment of long term debt	(2,500)	-
Proceeds from sale of common stock	110,000	-
Net cash provided by financing activities	110,000	35,000

Net decrease (increase) in cash	-	(65,129)
Cash - beginning	-	69,959
Cash - ending	$-	$4,830

Supplemental disclosures:
Interest paid	$2,842	$6,631
Income taxes paid	$-	$-

Non-cash transactions:
Stock issued for debt	$507,837	$-

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

Reclassifications
Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($17,555,892), and as of September 30, 2009, the Company’s current liabilities exceeded its current assets by $907,268 and its total liabilities exceeded its total assets by $931,043. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party

Officers
On August 28, 2009 the Company granted cashless options to purchase 1,500,000 shares of its common stock to the CEO as a bonus for services rendered. The options are exercisable until August 27, 2013 at an exercise price of $0.15 per share. The estimated value expensed using the Black-Scholes Pricing Model, based on a volatility rate of 438% and a call option value of $0.0998, was $149,646.

On August 28, 2009 the CEO was issued 200,000 shares of common stock in exchange for $20,000 of unpaid salary, the fair market value of the common stock.

On June 18, 2009 the board of directors granted a bonus of 250,000 shares of common stock to the CEO for services rendered. The fair market value of the shares based on the closing stock price at the grant date was $30,000. The shares were issued on July 1, 2009.

Players Network
Notes to Condensed Financial Statements

On May 7, 2009 the CEO accepted 347,547 shares of common stock in exchange for $48,657 of unpaid salary, the fair market value of the common stock.

On May 7, 2009 the President of Programming accepted 478,388 shares in exchange for $66,974 of unpaid salary, the fair market value of the common stock.

On January 9, 2009 the Company granted cashless options to purchase 250,000 shares of its common stock to the CEO as a bonus for services rendered. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The estimated value expensed using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1295, was $32,372.

On January 9, 2009 the Company granted cashless options to purchase 250,000 shares of its common stock to the President of Programming as a bonus for services rendered. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The estimated value expensed using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1295, was $32,372.

On January 9, 2009 the Company granted cashless options to purchase 300,000 shares of its common stock to the CEO as a bonus for services rendered. The options are exercisable until January 8, 2012 at an exercise price of $0.20 per share. The estimated value expensed using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1283, was $38,486.

On January 9, 2009 the Company granted cashless options to purchase 400,000 shares of its common stock to the President of Programming as a bonus for services rendered. The options are exercisable until January 8, 2012 at an exercise price of $0.20 per share. The estimated value expensed using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1283, was $51,315.

Board of Directors
On August 28, 2009 the Company granted a total of 300,000 cashless stock options as compensation for service to two of the Company’s board of directors. The options are exercisable until August 27, 2013 at an exercise price of $0.15 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 438% and a call option value of $0.0998, was $29,930.

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

On January 9, 2009 the Company granted 50,000 cashless stock options as prepaid compensation for service on the board of directors in 2009 to each of five of its directors. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1295, was $32,372.

Players Network
Notes to Condensed Financial Statements

Note 4 – Long Term Debt

Long-term debt consists of the following at September 30, 2009, and December 31, 2008:

		2009	2008
8%	unsecured convertible debentures, due in September 2011, convertible into 500,000 shares of common stock at any time prior to maturity based on a conversion price of $0.05 per share. Accrued interest is convertible as well at a conversion price of $0.05 per share.	$25,000	$25,000
8%	unsecured convertible debentures, due in March 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.06 per share. Accrued interest is convertible as well at a conversion price of $0.06 per share.	10,000	10,000
5%	unsecured convertible debentures, due in September 2009, convertible into 333,333 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Principal and accrued interest was converted into 342,467 shares of common stock on August 28, 2009.	-	50,000
5%	unsecured convertible debentures, due in August 2009, convertible into 400,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Principal and accrued interest was converted into 410,959 shares of common stock on August 28, 2009.	-	60,000
5%	unsecured convertible debentures, due in June 2009, convertible into 200,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Principal and accrued interest was converted into 231,890 shares of common stock on August 28, 2009.	-	30,000
5%	unsecured convertible debentures, due in June 2009, convertible into 100,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Principal and accrued interest was converted into 102,740 shares of common stock on August 28, 2009.	-	15,000
5%	unsecured convertible debentures, due in May 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Principal and accrued interest was converted into 171,233 shares of common stock on August 28, 2009.	-	25,000
5%	unsecured convertible debentures, due in March 2009, convertible into 571,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Principal and accrued interest was converted into 587,084 shares of common stock on August 28, 2009.	-	200,000
5%	unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Principal and accrued interest was converted into 84,061 shares of common stock on August 28, 2009.	-	25,000
5%	unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Principal and accrued interest was converted into 84,061 shares of common stock on August 28, 2009.	-	25,000
Unsecured demand note, non interest bearing.		4,600	4,600
Unsecured demand note. The non interest bearing debt was converted to 25,000 shares of common stock on July 15, 2009.		-	-
Unsecured demand note due to a former Director of the Company. The non interest bearing debt was converted to 120,000 shares of common stock on January 9, 2009.		-	5,000
Total debt		39,600	474,600
Less: current portion		14,600	423,303
Less: discount on beneficial conversion feature		-	26,297
Long-term debt, less current portion		25,000	25,000
Less: discount on beneficial conversion feature		-	-
Long-term debt, less current portion and discount on BCF		$25,000	$25,000

Future maturities of long-term debt are as follows as of September 30, 2009:

2009	$14,600
2010	-
2011	25,000
Thereafter	-
$39,600

Accrued interest on the above convertible notes totaled $2,982 and $58,039 at September 30, 2009 and December 31, 2008, respectively.

Interest expense totaled $67,097 and $66,633 for the nine months ended September 30, 2009 and 2008, respectively, of which $2,841 and $6,631, respectively, was incurred from credit card finance charges and accounts payable finance charges.

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debt, by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price between the detachable common stock issued and the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

Players Network
Notes to Condensed Financial Statements

The aforementioned accounting treatment resulted in a total debt discount equal to ($167,952). The discount is amortized over a three-year period, from the date of issuance until the stated redemption date of the debt.

According to the terms of the Convertible Promissory Notes, the estimated number of shares of common stock that would be received upon conversion of the outstanding principal and accrued interest was 723,470 shares at September 30, 2009.

During the nine months ended June 30, 2009 and 2008, the Company recorded financial expenses in the amount of $26,297 and $43,665, respectively, attributed to the amortization of the aforementioned debt discount.

Note 5 – Stockholders’ equity

Stock issuances
On August 28, 2009 the Company granted 400,000 shares of free trading (S-8) common stock to a consultant for website development services rendered. The fair market value of the shares based on the closing stock price at the grant date was $40,000. The shares were issued on November 9, 2009.

On August 28, 2009 the Company granted 100,000 shares of restricted common stock to a consultant for video production services. The total fair value of the common stock was $10,000. The shares were issued on October 7, 2009.

On August 28, 2009 the Company granted 100,000 shares of restricted common stock to a consultant for administrative services provided. The total fair value of the common stock was $10,000. The shares were issued on October 7, 2009.

On August 28, 2009 the Company granted 200,000 shares of restricted common stock to a consultant for website development services. The total fair value of the common stock was $20,000. The shares were issued on October 2, 2009.

On August 28, 2009 the Company granted 30,000 shares of restricted common stock to a consultant for video production services. The total fair value of the common stock was $3,000. The shares were issued on October 27, 2009.

On August 28, 2009 the Company granted 600,000 shares of restricted common stock to a consulting firm for investor relation services rendered. The total fair value of the common stock was $60,000. The shares were issued on October 19, 2009.

On August 28, 2009 the Company granted 100,000 shares of free trading (S-8) common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $10,000. The shares were issued on October 7, 2009.

On August 28, 2009 the Company issued 100,000 shares of free trading (S-8) common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $10,000.

On August 28, 2009 the Company granted 200,000 shares of free trading (S-8) common stock to a consultant for accounting services rendered. The fair market value of the shares based on the closing stock price at the grant date was $20,000.

On August 28, 2009 the Company issued 125,000 shares of restricted common stock to a video production firm for services rendered. The total fair value of the common stock was $12,500.

On August 28, 2009 the Company issued 10,000 shares of restricted common stock to a video production firm for services rendered. The total fair value of the common stock was $1,000.

On August 28, 2009 the Company issued 25,000 shares of restricted common stock to a consultant for video production services. The total fair value of the common stock was $2,500.

On August 28, 2009 the Company granted 5,000 shares of restricted common stock to a consultant for administrative services provided. The total fair value of the common stock was $500.

On August 28, 2009 the Company granted 25,000 shares of restricted common stock to a consultant for administrative services provided. The total fair value of the common stock was $2,500.

On August 28, 2009 the Company issued 500,000 shares of restricted common stock to a video production company for video encoding and production services. The total fair value of the common stock was $50,000. In addition, the production company agreed to forgive $10,000 of unpaid accounts payable debt.

Players Network
Notes to Condensed Financial Statements

On August 28, 2009 the CEO was issued 200,000 shares of common stock in exchange for $20,000 of unpaid salary, the fair market value of the common stock.

On August 28, 2009 the Company issued 200,000 shares of restricted common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $20,000.

On August 28, 2009 the Company issued 300,000 shares of restricted common stock to a consultant for investor relation services rendered. The total fair value of the common stock was $30,000.

On August 28, 2009 the Company issued 84,041 shares of restricted section 144 common stock to a note holder per the conversion terms of the convertible promissory note. The shares were exchanged for a total of $29,414 of principal and accrued interest.

On August 28, 2009 the Company issued 315,931 shares of restricted section 144 common stock to a note holder per the conversion terms of the convertible promissory note. The shares were exchanged for a total of $64,205 of principal and accrued interest.

On August 28, 2009 the Company issued 1,614,483 shares of restricted section 144 common stock to a note holder per the conversion terms of the convertible promissory note. The shares were exchanged for a total of $359,589 of principal and accrued interest.

On August 28, 2009 the Company sold 50,000 shares of common stock, and warrants to purchase an additional 100,000 shares at $0.15 per share over a two year term, to an investor in exchange for proceeds of $5,000.

On August 15, 2009 the Company sold 200,000 shares of common stock to an investor in exchange for proceeds of $20,000.

On July 29, 2009 the Company issued 200,000 free trading (S-8) shares of common stock to a law firm for legal services rendered. The total fair value of the common stock was $24,000.

On July 22, 2009 the Company sold 100,000 shares of common stock, and warrants to purchase an additional 100,000 shares at $0.15 per share over a three year term, to an investor in exchange for proceeds of $10,000.

On July 20, 2009 the Company sold 30,000 shares of common stock, and warrants to purchase an additional 30,000 shares at $0.15 per share over a three year term, to an investor in exchange for proceeds of $3,000.

On July 17, 2009 the Company issued 100,000 free trading (S-8) shares of common stock that had been previously authorized and unissued.

On July 15, 2009 the Company sold 25,000 shares of common stock, and warrants to purchase an additional 25,000 shares at $0.15 per share over a three year term, to an investor in exchange for proceeds of $2,500.

On July 7, 2009 the Company sold 75,000 shares of common stock, and warrants to purchase an additional 75,000 shares at $0.15 per share over a three year term, to an investor in exchange for proceeds of $7,500.

On July 1, 2009 the Company issued 35,000 free trading (S-8) shares of common stock that were previously authorized and unissued.

On July 1, 2009 the Company issued a total of 150,000 shares of restricted common stock that had been previously authorized and unissued.

On July 1, 2009 the Company issued 250,000 shares of restricted common stock to the Company’s CEO that had been previously authorized and unissued.

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

Players Network
Notes to Condensed Financial Statements

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

Stock options
On August 28, 2009 the Company granted 150,000 stock options to a consultant as compensation for video production services. The options are exercisable until August 27, 2011 at an exercise price of $0.15 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 438% and a call option value of $0.0965, was $14,480.

On August 28, 2009 the Company granted 200,000 stock options to a consultant as compensation for investor relations services. The options are exercisable until August 27, 2012 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 438% and a call option value of $0.0990, was $19,796.

On August 28, 2009 the Company granted 200,000 stock options to a consultant as compensation for investor relations services. The options are exercisable until August 27, 2012 at an exercise price of $0.15 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 438% and a call option value of $0.0991, was $19,823.

On August 28, 2009 the Company granted cashless options to purchase 1,500,000 shares of its common stock to the CEO as a bonus for services rendered. The options are exercisable until August 27, 2013 at an exercise price of $0.15 per share. The estimated value expensed using the Black-Scholes Pricing Model, based on a volatility rate of 438% and a call option value of $0.0998, was $149,646.

On August 28, 2009 the Company granted a total of 300,000 cashless stock options as compensation for service to two of the Company’s board of directors. The options are exercisable until August 27, 2013 at an exercise price of $0.15 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 438% and a call option value of $0.0998, was $29,930.

On January 9, 2009 the Company granted 50,000 cashless stock options as prepaid compensation for service on the board of directors in 2009 to each of five of its directors. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1295, was $32,372.

On January 9, 2009 the Company granted cashless options to purchase 250,000 shares of its common stock to the CEO as a bonus for services rendered. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The estimated value expensed using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1295, was $32,372.

On January 9, 2009 the Company granted cashless options to purchase 250,000 shares of its common stock to the President of Programming as a bonus for services rendered. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The estimated value expensed using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1295, was $32,372.

On January 9, 2009 the Company granted cashless options to purchase 300,000 shares of its common stock to the CEO as a bonus for services rendered. The options are exercisable until January 8, 2012 at an exercise price of $0.20 per share. The estimated value expensed using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1283, was $38,486.

Players Network
Notes to Condensed Financial Statements

On January 9, 2009 the Company granted cashless options to purchase 400,000 shares of its common stock to the President of Programming as a bonus for services rendered. The options are exercisable until January 8, 2012 at an exercise price of $0.20 per share. The estimated value expensed using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1283, was $51,315.

Note 6 – Warrants and options

Options and Warrants Granted
On August 28, 2009 the Company granted 150,000 stock options to a consultant as compensation for video production services. The options are exercisable until August 27, 2011 at an exercise price of $0.15 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 438% and a call option value of $0.0965, was $14,480.

On August 28, 2009 the Company granted 200,000 stock options to a consultant as compensation for investor relations services. The options are exercisable until August 27, 2012 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 438% and a call option value of $0.0990, was $19,796.

On August 28, 2009 the Company granted 200,000 stock options to a consultant as compensation for investor relations services. The options are exercisable until August 27, 2012 at an exercise price of $0.15 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 438% and a call option value of $0.0991, was $19,823.

On August 28, 2009 the Company granted cashless options to purchase 1,500,000 shares of its common stock to the CEO as a bonus for services rendered. The options are exercisable until August 27, 2013 at an exercise price of $0.15 per share. The estimated value expensed using the Black-Scholes Pricing Model, based on a volatility rate of 438% and a call option value of $0.0998, was $149,646.

On August 28, 2009 the Company granted a total of 300,000 cashless stock options as compensation for service to two of the Company’s board of directors. The options are exercisable until August 27, 2013 at an exercise price of $0.15 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 438% and a call option value of $0.0998, was $29,930.

On August 28, 2009 the Company sold 50,000 shares of common stock, and warrants to purchase an additional 100,000 shares at $0.15 per share over a two year term, to an investor in exchange for proceeds of $5,000.

On July 22, 2009 the Company sold 100,000 shares of common stock, and warrants to purchase an additional 100,000 shares at $0.15 per share over a three year term, to an investor in exchange for proceeds of $10,000.

On July 20, 2009 the Company sold 30,000 shares of common stock, and warrants to purchase an additional 30,000 shares at $0.15 per share over a three year term, to an investor in exchange for proceeds of $3,000.

On July 15, 2009 the Company sold 25,000 shares of common stock, and warrants to purchase an additional 25,000 shares at $0.15 per share over a three year term, to an investor in exchange for proceeds of $2,500.

On July 7, 2009 the Company sold 75,000 shares of common stock, and warrants to purchase an additional 75,000 shares at $0.15 per share over a three year term, to an investor in exchange for proceeds of $7,500.

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

On March 12, 2009 the Company issued warrants to purchase 250,000 shares at $0.15 per share and warrants to purchase another 50,000 shares at $1.00 per share, exercisable for 36 months, in exchange for cash proceeds of $25,000.

On February 16, 2009 the Company issued 250,000 shares of common stock, along with warrants to purchase another 250,000 shares at $0.15 per share, exercisable for 36 months, in exchange for cash proceeds of $25,000.

On January 9, 2009 the Company granted 50,000 cashless stock options as prepaid compensation for service on the board of directors in 2009 to each of five of its directors. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1295, was $32,372.

Players Network
Notes to Condensed Financial Statements

On January 9, 2009 the Company granted cashless options to purchase 250,000 shares of its common stock to the CEO as a bonus for services rendered. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The estimated value expensed using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1295, was $32,372.

On January 9, 2009 the Company granted cashless options to purchase 250,000 shares of its common stock to the President of Programming as a bonus for services rendered. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The estimated value expensed using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1295, was $32,372.

On January 9, 2009 the Company granted cashless options to purchase 300,000 shares of its common stock to the CEO as a bonus for services rendered. The options are exercisable until January 8, 2012 at an exercise price of $0.20 per share. The estimated value expensed using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1283, was $38,486.

On January 9, 2009 the Company granted cashless options to purchase 400,000 shares of its common stock to the President of Programming as a bonus for services rendered. The options are exercisable until January 8, 2012 at an exercise price of $0.20 per share. The estimated value expensed using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1283, was $51,315.

Options and Warrants Cancelled

No options or warrants were cancelled during the nine months ended September 30, 2009.

Options and Warrants Expired
During the nine months ended September 30, 2009, 1,801,333 options that were outstanding as of December 31, 2008 expired. The expiration of the options and warrants had no impact on the current period operations.

Options Exercised
No options were exercised during the nine months ended September 30, 2009.

The following is a summary of information about the Stock Options outstanding at September 30, 2009.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.15 - 1.00	9,660,000	2.22 years	$0.23	9,660,000	$0.23

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2009	2008

Average risk-free interest rates	1.85%	2.02%
Average expected life (in years)	3	2
Volatility	417%	180%

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

Players Network
Notes to Condensed Financial Statements

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the nine months ended September 30, 2009 was approximately $0.18 per option, and during the nine months ended September 30, 2008 was approximately $0.20 per option.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2008	6,661,333	0.28
Options expired	(1,801,333)	(0.33)
Options cancelled	-0-	-0-
Options granted	4,800,000	0.18
Options exercised	-0-	-0-

Balance, September 30, 2009	9,660,000	0.23

Exercisable, September 30, 2009	9,660,000	$0.23

Note 7 – Subsequent events

Stock issuances
On November 9, 2009 the Company issued 200,000 free trading (S-8) shares of common stock to a law firm for legal services rendered. The total fair value of the common stock was $22,000.

On November 9, 2009 the Company issued a total of 400,000 shares of free trading (S-8) common stock that were previously authorized and unissued.

On November 9, 2009 the Company issued 700,000 shares of restricted common stock to a consulting firm for website development services rendered. The fair market value of the shares based on the closing stock price at the grant date was $77,000.

On October 27, 2009 the Company issued 30,000 shares of restricted common stock that had been previously authorized and unissued.

On October 23, 2009 the Company sold 170,000 shares of common stock, and warrants to purchase an additional 170,000 shares at $0.20 per share over a two year term, to an investor in exchange for proceeds of $25,500.

On October 19, 2009 the Company issued 600,000 shares of restricted common stock that had been previously authorized and unissued.

On October 7, 2009 the Company issued a total of 300,000 shares of free trading (S-8) common stock that were previously authorized and unissued.

On October 2, 2009 the Company issued 200,000 shares of free trading (S-8) common stock that were previously authorized and unissued.

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

Results of Operations for the Three Months Ended September 30, 2009 and September 30, 2008:

	For the Three Months Ended September 30,		Increase / (Decrease)
	2009	2008
Revenues	$4,833	$18,795	$(13,962)

Direct operating costs	154,489	28,915	125,574
General and administrative	258,612	107,269	151,343
Salaries and wages	200,904	47,694	153,210
Board of director services	29,930	-	29,930
Rent	18,529	19,012	(483)
Depreciation and amortization	153	1,326	(1,173)

Total Operating Expenses	662,617	204,216	458,401

Net Operating (Loss)	(657,784)	(185,421)	(472,363)

Total other income (expense)	(1,518)	8,575	(10,093)

Net (Loss)	$(659,302)	$(176,846)	$(482,456)

Revenues.  During the three months ended September 30, 2009 and 2008, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media, advertising fees, and production revenues, which included fees from third party programming production and sound stage rentals. Aggregate revenues for the three months ended September 30, 2009 were $4,833 compared to revenues of $18,795 in the three months ended September 30, 2008, a decrease in revenues of $13,962 or 74%. Revenues from networks were down significantly in the three months ended September 30, 2009 due to the discontinuation of our revenue stream from sound stage rentals, as well as, a significant reduction in advertising revenues and slow acceptance of the company’s media content. On July 1, 2009 we decided to close down our sound stage leasing operations and move our offices into a more affordable location. The cost savings derived from the discontinuation of our unproductive sound stage rentals will help us focus on the development of our media business.

Direct Operating Costs.  Direct operating costs were $154,489 for the three months ended September 30, 2009 compared to $28,915 for the three months ended September 30, 2008, an increase of $125,574, or 434%. Our direct operating costs in 2009 increased due to an increase in our audio/video content, much of which was paid in common stock in lieu of cash. During the three months ending September 30, 2009 we granted the issuance of 780,000 shares valued at $88,0000, and 150,000 stock options valued at $14,480, for video production services. We also incurred $30,000 in video production costs that increased our accounts payable balance to one of our major vendors, while we issued 500,000 shares in payment of $60,000 in outstanding accounts payable invoices. In 2009 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs.

General and Administrative.  General and administrative expenses were $258,612 for the three months ended September 30, 2009 compared to $107,269 for the three months ended September 30, 2008, an increase of $151,343, or 141%. The increase in general and administrative expense for the three months ended September 30, 2009 compared to 2008 was primarily due to increased marketing relations expenses. During the three months ending September 30, 2009 we paid $182,533 of marketing relations expenses, of which, we granted the issuance of 1,310,000 shares valued at $131,000, and 400,000 common stock options valued at $39,619. We also incurred additional costs by outsourcing professional services and administrative functions, of which, we granted the issuance of 330,000 shares valued at $33,000.

Salaries and wages.  Salaries and wage expense was $200,904 for the three months ended September 30, 2009 compared to $47,694 for the three months ended September 30, 2008, an increase of $153,210, or 321% due primarily to the issuance of 1,500,000 in common stock options valued at $149,646 as a bonus to the Company’s CEO. The Company recorded non-cash payments on accrued salaries and wages totaling $149,646 and $62,120, during the three months ended September 30, 2009 and 2008, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of the value of common stock, recorded at fair value, issued to employees of $-0- and $62,120 for the three months ended September 30, 2009 and 2008, respectively, as well as, options to purchase common stock, recorded at fair value of $149,646 and $-0- for the three months ended September 30, 2009 and 2008, respectively

Board of director services  Board of director services expense was $29,930 for the nine months ended September 30, 2009 compared to $-0- for the nine months ended September 30, 2008, an increase of $29,930, or 100%. Board of director services increased for the nine months ended September 30, 2009 compared to 2008 due to an increase in the compensation for board services, which included the issuance of common stock options in 2009. During the nine months ended September 30, 2009 and 2008, the Company recorded non-cash expenses for consulting services totaling $29,930 and $-0-. The non-cash expenses consisted of the value of common stock options, recorded at fair value, issued to two board members as a bonus.

Rent.  Rent expense was $18,529 for the three months ended September 30, 2009 compared to $19,012 for the three month ended September 30, 2008, a decrease of $483, or 2%.  The decrease was due to a reduction in late fees from the comparative period.

Depreciation and amortization.  Depreciation and amortization expense was $153 the three months ended September 30, 2009 compared to $1,326 for the three months ended September 30, 2008, a decrease of $1,173, or 88%. The decrease in depreciation and amortization for the three months ended September 30, 2009 compared to 2008 was due to fixed assets becoming fully depreciated after the period ending September 30, 2008. The Company has not purchased new assets to replace fully depreciated assets.

Net Operating Loss.  Net operating loss for the three months ended September 30, 2009 was $657,784 compared to a net operating loss of $185,421 for the three months ended September 30, 2008, an increase of $472,363, or 255%. Net operating loss increased primarily as a result of our increased non-cash payments in common stock and stock options for officer salaries, marketing relations and professional and administrative fees, and decreased revenues in 2009 compared to 2008.

Net Loss.  The net loss for the three months ended September 30, 2009 was $659,302 compared to a net loss of $176,846 for the three months ended September 30, 2008, an increased net loss of $482,456, or 273%. Net loss increased primarily as a result of our increased non-cash payments in common stock for officer salaries, marketing relations and professional and administrative fees, and decreased revenues in 2009 compared to 2008, as well as, an increase of $10,093 in other income (expense) in 2009 compared to 2008.

Results of Operations for the Nine Months Ended September 30, 2009 and September 30, 2008:

	For the Nine Months Ended September 30,		Increase / (Decrease)
	2009	2008
Revenues	$51,901	$214,710	$(162,809)

Direct operating costs	420,050	261,009	159,041
General and administrative	524,447	298,103	226,344
Salaries and wages	581,697	274,557	307,140
Board of director services	68,852	6,981	61,871
Rent	56,028	57,297	(1,269)
Depreciation and amortization	458	4,555	(4,097)

Total Operating Expenses	1,651,532	902,502	749,030

Net Operating (Loss)	(1,599,631)	(687,792)	(911,839)

Total other income (expense)	(57,097)	71,073	(128,170)

Net (Loss)	$(1,656,728)	$(616,719)	$(1,040,009)

Revenues  During the nine months ended September 30, 2009 and 2008, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media, advertising fees, and production revenues, which included fees from third party programming production and sound stage rentals. Aggregate revenues for the nine months ended September 30, 2009 were $51,901 compared to revenues of $214,710 in the nine months ended September 30, 2008, a decrease in revenues of $162,809, or 76%. Revenues from networks were down significantly in the nine months ended September 30, 2009 due to the discontinuation of our revenue stream from sound stage rentals, as well as, a significant reduction in advertising revenues and slow acceptance of the company’s media content. On July 1, 2009 we decided to close down our sound stage leasing operations and move our offices into a more affordable location. The cost savings derived from the discontinuation of our unproductive sound stage rentals will help us focus on the development of our media business.

Direct Operating Costs  Direct operating costs were $420,050 for the nine months ended September 30, 2009 compared to $261,009 for the nine months ended September 30, 2008, an increase of $159,041, or 61%. Our direct operating costs in 2009 increased due to an increase in our audio/video content, much of which was paid in common stock in lieu of cash. During the nine months ending September 30, 2009 we issued 1,840,500 shares valued at $220,215 for video production services. We also issued 500,000 shares in payment of $60,000 in outstanding accounts payable invoices to one of our major vendors. In 2009 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs.

General and Administrative  General and administrative expenses were $524,447 for the nine months ended September 30, 2009 compared to $298,103 for the nine months ended September 30, 2008, an increase of $226,344, or 76%. The increase in general and administrative expense for the nine months ended September 30, 2009 compared to 2008 was primarily due to an increased use of independent contractors to provide marketing relations and professional and administrative services.

Salaries and wages  Salaries and wage expense was $581,697 for the nine months ended September 30, 2009 compared to $274,557 for the nine months ended September 30, 2008, an increase of $307,140, or 112%. The Company recorded non-cash payments on accrued salaries and wages totaling $475,770 and $203,771, during the nine months ended September 30, 2009 and 2008, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of the value of common stock, recorded at fair value, issued to employees of 158,631 and $116,575 for the nine months ended September 30, 2009 and 2008, respectively, as well as, common stock options, recorded at fair value of $317,149 and $51,196 or the nine months ended September 30, 2009 and 2008, respectively, and also, preferred stock, recorded at fair value of $-0- and $36,000 for the nine months ended September 30, 2009 and 2008, respectively. Salaries and wage expenses increased for the nine months ended September 30, 2009 compared to 2008 primarily because of an increase in the issuance of common stock options to Officers, and a common stock bonus to the CEO valued at $81,157 during the nine months ending September 30, 2009.

Board of director services  Board of director services expense was $68,852 for the nine months ended September 30, 2009 compared to $6,981 for the nine months ended September 30, 2008, an increase of $61,871, or 886%. Board of director services increased for the nine months ended September 30, 2009 compared to 2008 due to an increase in the compensation for board services, which included the issuance of common stock, as well as, common stock options in 2009, while only common stock options were granted to board members in 2008. During the nine months ended September 30, 2009 and 2008, the Company recorded non-cash expenses for consulting services totaling $68,852 and $123,357. The non-cash expenses consisted of the value of common stock and common stock options, recorded at fair value, issued to board members.

Rent  Rent expense was $56,028 for the nine months ended September 30, 2009 compared to $57,297 for the nine month ended September 30, 2008, a decrease of $786, or 2%.  The decrease was due to a reduction in late fees from the comparative period.

Depreciation and amortization  Depreciation and amortization expense was $458 the nine months ended September 30, 2009 compared to $4,555 for the nine months ended September 30, 2008, a decrease of $4,097, or 90%. The decrease in depreciation and amortization for the nine months ended September 30, 2009 compared to 2008 was due to fixed assets becoming fully depreciated after the period ending September 30, 2008. The Company has not purchased new assets to replace fully depreciated assets.

Net Operating Loss  Net operating loss for the nine months ended September 30, 2009 was $1,599,631 compared to a net operating loss of $687,792 for the nine months ended September 30, 2008, an increase of $911,839 or 87%. Net operating loss increased primarily as a result of our increased non-cash payments in common stock for officer salaries, marketing relations and professional and administrative fees, and decreased revenues in 2009 compared to 2008.

Net Loss  The net loss for the nine months ended September 30, 2009 was $1,656,728 compared to a net loss of $616,719 for the nine months ended September 30, 2008, an increased net loss of $1,040,009, or 169%. Net loss increased primarily as a result of our increased non-cash payments in common stock for officer salaries, marketing relations and professional and administrative fees, and decreased revenues in 2009 compared to 2008, as well as, debt forgiveness income of $127,706 in 2008 that was not recognized in 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2009 compared to September 30, 2008.

	September 30, 2009	September 30, 2008
Total Assets	$9,225	$46,353

Accumulated (Deficit)	$(17,555,892)	$(15,899,164)

Stockholders’ Equity	$(931,043)	$(1,150,767)

Working Capital (Deficit)	$(907,268)	$(1,018,505)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At September 30, 2009, we had cash of $(608) and a negative working capital position of (907,268). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice throughout 2009. In the nine months ending September 30, 2009, the Company granted 6,858,794 shares of common stock valued at $718,053, in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2009.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

Not applicable due to smaller reporting company status.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1943, as amended) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of September 30, 2009 our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud.

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

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

Throughout the nine months ended September 30, 2009, we began the implementation of a remediation plan to address the material weaknesses identified during the audit of our fiscal year ended December 31, 2008. The control deficiencies that gave rise to the material weaknesses related to the fact that our accounting resources did not include enough people with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. These control deficiencies contributed to material weaknesses in internal control with respect to segregation of duties, controls over financial reporting at the India subsidiary, stockholders equity and share-based compensation, acquisitions as well as financial statement presentation and disclosures. We have hired consultants with the necessary accounting knowledge, experience and training to meet the needs of our organization. We will continue to implement process changes and hire employees or consultants to address the material weaknesses noted in the internal controls over financial reporting for fiscal 2009. Once placed in operation for a sufficient period of time, we will evaluate the overall effectiveness of these new process changes to determine if they are operating effectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 28, 2009 the Company granted 100,000 shares of restricted common stock to a consultant for video production services. The total fair value of the common stock was $10,000. The shares were issued on October 7, 2009.

On August 28, 2009 the Company granted 100,000 shares of restricted common stock to a consultant for administrative services provided. The total fair value of the common stock was $10,000. The shares were issued on October 7, 2009.

On August 28, 2009 the Company granted 200,000 shares of restricted common stock to a consultant for website development services. The total fair value of the common stock was $20,000. The shares were issued on October 2, 2009.

On August 28, 2009 the Company granted 30,000 shares of restricted common stock to a consultant for video production services. The total fair value of the common stock was $3,000. The shares were issued on October 27, 2009.

On August 28, 2009 the Company granted 600,000 shares of restricted common stock to a consulting firm for investor relation services rendered. The total fair value of the common stock was $60,000. The shares were issued on October 19, 2009.

On August 28, 2009 the Company issued 125,000 shares of restricted common stock to a video production firm for services rendered. The total fair value of the common stock was $12,500.

On August 28, 2009 the Company issued 10,000 shares of restricted common stock to a video production firm for services rendered. The total fair value of the common stock was $1,000.

On August 28, 2009 the Company issued 25,000 shares of restricted common stock to a consultant for video production services. The total fair value of the common stock was $2,500.

On August 28, 2009 the Company granted 5,000 shares of restricted common stock to a consultant for administrative services provided. The total fair value of the common stock was $500.

On August 28, 2009 the Company granted 25,000 shares of restricted common stock to a consultant for administrative services provided. The total fair value of the common stock was $2,500.

On August 28, 2009 the Company issued 500,000 shares of restricted common stock to a video production company for video encoding and production services. The total fair value of the common stock was $50,000. In addition, the production company agreed to forgive $10,000 of unpaid accounts payable debt.

On August 28, 2009 the CEO was issued 200,000 shares of restricted common stock in exchange for $20,000 of unpaid salary, the fair market value of the common stock.

On August 28, 2009 the Company issued 200,000 shares of restricted common stock to a consultant for sales & marketing services rendered. The total fair value of the common stock was $20,000.

On August 28, 2009 the Company issued 300,000 shares of restricted common stock to a consultant for investor relation services rendered. The total fair value of the common stock was $30,000.

On August 28, 2009 the Company issued 84,041 shares of restricted section 144 common stock to a note holder per the conversion terms of the convertible promissory note. The shares were exchanged for a total of $29,414 of principal and accrued interest.

On August 28, 2009 the Company issued 315,931 shares of restricted section 144 common stock to a note holder per the conversion terms of the convertible promissory note. The shares were exchanged for a total of $64,205 of principal and accrued interest.

On August 28, 2009 the Company issued 1,614,483 shares of restricted section 144 common stock to a note holder per the conversion terms of the convertible promissory note. The shares were exchanged for a total of $359,589 of principal and accrued interest.

On August 28, 2009 the Company sold 50,000 shares of restricted common stock, and warrants to purchase an additional 100,000 shares at $0.15 per share over a two year term, to an investor in exchange for proceeds of $5,000.

On August 15, 2009 the Company sold 200,000 shares of restricted common stock to an investor in exchange for proceeds of $20,000.

On July 22, 2009 the Company sold 100,000 shares of restricted common stock, and warrants to purchase an additional 100,000 shares at $0.15 per share over a three year term, to an investor in exchange for proceeds of $10,000.

On July 20, 2009 the Company sold 30,000 shares of restricted common stock, and warrants to purchase an additional 30,000 shares at $0.15 per share over a three year term, to an investor in exchange for proceeds of $3,000.

On July 15, 2009 the Company sold 25,000 shares of restricted common stock, and warrants to purchase an additional 25,000 shares at $0.15 per share over a three year term, to an investor in exchange for proceeds of $2,500.

On July 7, 2009 the Company sold 75,000 shares of restricted common stock, and warrants to purchase an additional 75,000 shares at $0.15 per share over a three year term, to an investor in exchange for proceeds of $7,500.

On July 1, 2009 the Company issued a total of 150,000 shares of restricted common stock that had been previously authorized and unissued.

On July 1, 2009 the Company issued 250,000 shares of restricted common stock to the Company’s CEO that had been previously authorized and unissued.

The securities offered have not been registered under the United States Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2009

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)