Form 10-K
period 2009-12-31
PLAYERS NETWORK
filed 2010-04-07
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 000-29363

PLAYERS NETWORK
(Name of small business issuer in its charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1771 E. Flamingo Road, #202-A
Las Vegas, NV 89119
(Address of principal executive offices including zip code)

Issuer's telephone number: (702) 734-3457

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 on this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2009, was approximately $3,823,352 based on a share value of $0.15. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of April 6, 2010, there were 53,395,858 shares of the issuer's common stock, $0.001 par value per share, issued and outstanding.

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

In this form 10-K references to “PLAYERS NETWORK”, “the Company”, “we,” “us,” and “our” refer to PLAYERS NETWORK.

PART I

ITEM 1. BUSINESS

Overview

Players Network was incorporated in the State of Nevada in March of 1993, and is a digital television and media company that focuses on the Las Vegas and Gaming Lifestyles. Players network owns and operates three key brands, Players Network, Vegas On Demand TV and Sexy City Sin TV.

The Company’s television channels consist of original programming that is distributed over its own VOD Channels to approximately 24,000,000 homes over Comcast, DirecTV, AT&T, Verizon, Dish Network and its own Broadband Network, as well as, Hulu, Blinkx, Google, YouTube and Yahoo Video, for DVD home video, mobile platforms, and through worldwide television syndication. Players Network has a thirteen year history of providing consumers with quality ‘Gaming and Las Vegas Lifestyle’ video content.

The Company focuses on unique, high-quality programming that captures the excitement, passion, enjoyment, sex appeal, entertainment, information, celebrity, and the non-stop adrenaline rush of the Las Vegas Gaming Lifestyle. Players Network’s content goes beyond poker, casino action, sports betting, and racing, to lifestyle programs about entertainment and fine living that attract the young and sophisticated viewers that comprise the major digital media demographic.

Market Opportunity

Players Network has selectively combined the broadest aspects of life and leisure time activities that comprise the diverse “Gaming Lifestyle” category, Players Network has defined a unified, integrated, mainstream category whose wide-ranging participants’ appetite for content, merchandise, experiences, information and services has yet to be met. This Gaming Lifestyle Category encompasses all forms of gambling, but also includes travel, entertainment, fine living, instruction, information, tournaments, news, and more. As much of the content as possible is also celebrity driven.

Players Network has developed a media network dedicated solely to the Gaming Lifestyle market. We believe that the changes in the media marketplace and Players Network’s early adaptation of Gaming Lifestyle and Las Vegas entertainment media, which in the past several years has gained more mainstream acceptance than ever before, has positioned Players Network to become a leading provider of programming in this lucrative market.

The Company’s opportunity to capitalize on its early adaptation in the market place is primarily due to the advancement in technology and digital platforms. This digital revolution has rapidly changed the way consumers access television content. Instead of scheduled programming, video can now be viewed “On Demand” through digital cable television and satellite networks, broadband internet, and by downloading content to mobile and wireless devices such as MP3 players, Smart phones and PDAs.

Players Network has spent the last four years creating electronic distribution opportunities through distribution agreements with substantial media companies such as the cable company, Comcast. This has allowed the company to position itself to capitalize on technological developments in the near future, such as, dynamic ad insertion technology, which is expected to be rolled out within the next eighteen months. Dynamic ad insertion will allow the Company to capture advertising revenue every time one of its videos is viewed.

As of March 2010 the Company averages over 1.8 million views per month across its VOD and broadband platforms. VOD and broadband advertisers are paying between $8 and $10 CPM (CPM represents cost per 1,000 views) for sponsored billboards and between $25 and $40 CPM for fifteen second pre-roll commercial advertisements. This revenue will produce net proceeds of about 50% of the related advertising revenues for Players Network.

The programming structure within the Players Network channel allows the company to operate up to ten separate channel destinations, while spinning off Vegas On Demand and Sexy Sin City TV into their own channel destinations, Players Network has already began to evolve its business model in an effort to include incubating up to ten individual niche networks to fill all of the companies allotted programming slots.

Each one of these new networks will not only have its own VOD television destinations, but their own website and social community to complete and compliment a vertical distribution and marketing strategy. Each network will command a new audience and advertisement tied to the amount of monthly viewers, thus ultimately increasing Players Network’s advertising revenues.

Social media websites have exploded during the past few years with the likes of Facebook and Twitter, however many people have not heard of the hundreds of upcoming niche social networks. Players Network plans to underline all its websites with social elements in order to create communities and increase its memberships. Increased membership will lead to increased web traffic and commerce opportunities that target the many revenue streams that surround the seventy billion dollar US gaming industry.

Distribution

During the last several years, the Company has built a substantial distribution base with major partners that are now delivering Players Network’s programming. As such, Players Network has expanded and can be viewed in over 24 million VOD television homes. This has allowed the company to become one of the first new content companies to establish itself as a leader in new media distribution. The company has built relationships in the Video on Demand (“VOD”) and internet protocol television (“IPTV”) space, by signing distribution agreements with Comcast, AT&T, Verizon, Direct TV and Dish Network. As part of the Company’s agreements, Players Network retains the rights to all advertising revenue earned by its programming.  In addition to television households, the company has signed distribution agreements, launched programming and revenue sharing agreements with Sling Media, Hulu.com and Blinkx in the rapidly expanding IPTV market.

The Company intends to keep expanding its new media distribution platforms and continue its production of original programming for its own distribution platforms, while also expanding its distribution through partnerships with new and traditional media companies in areas that include cable television, broadcast and satellite television, Pay-Per-View, DVD distribution, television syndication, including more broadband, downloadable devices and mobile devices, additional land-based locations, in-flight venues, and on-board sources. The Company plans to generate new revenues from sponsorship, advertising, content licensing, subscriptions and live events through video chat and commerce.

Content/Programming

Players Network’s Programming Brands include, (1) Players Network that focuses on Gaming lifestyle and produces programming about Horse Racing, Sports Betting, Casino Games, Poker and much more. (2) Vegas On Demand, which is about Las Vegas lifestyle and covers celebrity, night clubs, poolside experiences, entertainment and more; (3) Sexy Sin City TV covers the adult and sexy side of Las Vegas after dark.

Players Network announced in 2009 that it will be launching a new Channel destination titled Living Vegas TV, that will focus on the Las Vegas real-estate market. Living Vegas TV is teaming up with real-estate developers to leverage its distribution in order to market the over 10,000 Las Vegas vacation homes. One of the events that we plan to produce in August of 2010 is the ‘Developer Private Reserve’ that will be both a live event and television show used to market real estate.

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

We have a library of 1,550 gambling and gaming lifestyle videos, including several new series of both long and short form content. Some of these series include Players Network originals; Hidden Vegas, Tattoo Tails that include 30 originally produced hours of programming from the World Series of Poker(R), which Players Network had the exclusive rights to produce and air live. Players Network produced over 50 videos at the Hooters Hotel and Casino, 28 new gaming instructional videos aimed at slots and video poker players, a series of 23 videos on magic entitled “Hocus Pocus”, The “Best of Vegas” series, “Neon Buzz”, an entertainment report that covered red carpet events and many more. Our growing programming library is an asset which represents long-term revenue opportunities in advertising, sponsorship, direct sales and product integration, domestic and international program sales, broadband syndication, subscription fees and increased home video sales.

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

Broadcast Television

Players Network signed an agreement with Buzz TV to “nest” programming through Buzz TV’s 121 million European homes. Players Network retained the rights to expand its programming to a primetime (channel available six hours per night) each night, of which it is currently running a series of thirty and sixty minute programs taken out of our existing content library, including, but not limited to, gaming instruction and entertainment shows.

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

RESEARCH AND DEVELOPMENT

Players Network is constantly utilizing the latest technology to enhance our delivery platforms and the way we communicate with our customers. Although research and development costs are incorporated into our costs of operations on each project as it is developed, Players Network understands the importance of utilizing the latest available technology and constantly seeks to improve their delivery methods in today’s fast changing society. Part of the Companys latest development efforts includes the implementation of social media marketing platforms to build communication and retention around our customers.

SEASONALITY

The amount of revenue realized by the Company each month is only affected slightly by the season for a variety of factors, that mainly include summer break, and holidays, when internet use increases.

EMPLOYEES

As of December 31, 2009, Players Network has three full time employees that support and operate our production and post-production operations. Management will hire additional employees on an as needed basis. None of our employees are subject to any collective bargaining agreement or labor union contract, nor has the Company been subjected to any strikes or employment disruptions in its history. We intend to use the services of independent consultants and contractors to perform various professional services when and as they are deemed necessary. We believe that the use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

The Company was incorporated under the laws of the State of Nevada on March 16, 1993. Since inception, we have experienced operating losses on an on-going basis. For our fiscal year ended December 31, 2009, we incurred net losses of $1,959,073. As of such date, we had an accumulated deficit of $17,858,237. We expect our losses to continue for the foreseeable future. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

Our auditor has given us a "going concern" qualification, which questions our ability to continue as a going concern without additional financing.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2009 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. Management plans to try to increase sales and improve operating results through the expansion of the distribution channels of our programming with a view to increasing advertising and sponsorship revenues. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

We need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. We have previously issued convertible debt financing in the original principal amount of $25,000. We currently do not have the funds to repay this indebtedness but have the option to convert it to common stock upon its 36 month anniversary which occurs on September 03, 2011. The expected operating losses, coupled with a lack of liquidity, raise a substantial doubt about our ability to continue as a going concern. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. For more information about our capital needs and abilities, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - OVERVIEW AND OUTLOOK - Liquidity and Capital Resources” herein.

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

Our current Officers and Directors currently own (directly or indirectly) approximately 34% of our outstanding common stock and 100% of our outstanding Series A Preferred Stock. Each share of common stock is entitled to one vote on stockholder matters and each share of Series A Preferred Stock is entitled to 25 votes on stockholder matters. Cumulative voting is not provided for in the election of directors. Accordingly, the holder or holders of a majority of our outstanding shares of voting stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs.

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

We have various obligations and the ability to issue additional shares of common stock in the future. These obligations and abilities include the following:

•	Approximately, 700,500 shares of our common stock available for issuance under our 2004 Non-Qualified Stock Plan; and
•	Options and warrants to purchase approximately 10,855,000 unregistered shares of common stock had been issued as of the date of this Annual Report.

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

The principal executive office of Players Network is located at 1771 E. Flamingo Road, #202-A, Las Vegas, Nevada, 89119. Players Network occupies approximately 8,500 square feet of office space at these premises pursuant to a month to month lease that commenced on September 1, 2009. The monthly rent is $2,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2009.

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

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2009:
Fourth Quarter	$0.31	$0.06
Third Quarter	$0.14	$0.06
Second Quarter	$0.20	$0.08
First Quarter	$0.23	$0.06
FISCAL YEAR ENDED DECEMBER 31, 2008:
Fourth Quarter	$0.17	$0.01
Third Quarter	$0.08	$0.02
Second Quarter	$0.15	$0.07
First Quarter	$0.22	$0.09

(b) Holders of Common Stock

As of March 30, 2010, there were approximately 282 holders of record of the Company's Common Stock. As of March 30, 2010, the closing price of the Company's shares of common stock was $0.10 per share. Florida Atlantic Stock Transfer (telephone: (954) 726-4954; facsimile: (954) 726-6305) is the registrar and transfer agent for our common stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders (1)	9,830,000	$0.23	700,500
Total:	9,830,000	$0.23	700,500

(1) In 2009, the Company issued 5,720,000 options to consultants for services rendered at a weighted average exercise price of $0.18. As of December 31, 2009, the Company had options outstanding exercisable for 9,830,000 shares of the Company’s common stock at a weighted average exercise price of $0.23 that were issued for services rendered under the Company’s 2004 Non-Qualified Stock Option Plan .

(e) Recent Sales of Unregistered Securities

Common Stock

On March 11, 2010 the Company issued 400,000 shares of common stock, along with warrants to purchase 200,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 200,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $20,000. In addition, $10,000 of the proceeds was allocated to be used to repay a portion of the accounts payable balance back to the vendor.

On March 1, 2010 the Company issued 994,199 shares of restricted common stock to the Company’s major vendor as payment on outstanding accounts payable invoices in the total amount of $62,000. The total fair value of the common stock was $49,710, resulting in debt forgiveness of $12,290.

On March 1, 2010 the Company issued 700,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock on March 1, 2010 was $35,000.

On March 1, 2010 the Company issued 100,000 shares of restricted common stock as prepaid compensation for service on the board of directors in 2010 to each of three directors totaling 300,000 shares. The fair value of the common stock in total was $15,000.

On March 1, 2010 the Company issued 75,000 shares of restricted common stock as prepaid compensation for service on the board of directors in 2010 to one of its directors. The fair value of the common stock in total was $3,750.

On March 1, 2010 the Company issued 100,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $5,000.

On March 1, 2010 the Company issued 400,000 shares of common stock, along with warrants to purchase 200,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 200,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $20,000. In addition, $10,000 of the proceeds was allocated to be used to repay a portion of the accounts payable balance back to the vendor.

On January 8, 2010 the Company issued 200,000 shares of restricted common stock to a consultant for web development services provided. The total fair value of the common stock was $12,000.

On January 8, 2010 the Company issued 100,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $6,000.

On November 30, 2009 the Company issued 183,068 shares of restricted common stock to a note holder per the conversion terms of the convertible promissory note. The shares were exchanged for a total of $10,984 of principal and accrued interest.

On November 30, 2009 the CEO accepted 500,000 shares of restricted common stock in exchange for $45,000 of unpaid salary, the fair market value of the common stock.

On November 30, 2009 the Company issued 25,000 shares of restricted common stock to a consultant for administrative services rendered. The fair market value of the shares based on the closing stock price at the grant date was $2,250.

On November 30, 2009 the Company issued 10,000 shares of restricted common stock to a consultant for administrative services rendered. The fair market value of the shares based on the closing stock price at the grant date was $900.

On November 30, 2009 the Company issued 35,000 shares of restricted common stock to a consultant for administrative services rendered. The fair market value of the shares based on the closing stock price at the grant date was $3,150.

On November 30, 2009 the Company issued 30,000 shares of restricted common stock to an employee for administrative services rendered. The fair market value of the shares based on the closing stock price at the grant date was $2,700.

On November 30, 2009 the Company issued 125,000 shares of restricted common stock to a consultant for public relation services rendered. The fair market value of the shares based on the closing stock price at the grant date was $11,250.

On November 30, 2009 the Company issued 478,000 shares of restricted common stock to a video production company for video encoding and production services. The total fair value of the common stock was $43,020. In addition, the production company agreed to forgive $39,780 of unpaid accounts payable debt.

On November 30, 2009 the Company issued 100,000 shares of restricted common stock to a consultant for public relation services rendered. The fair market value of the shares based on the closing stock price at the grant date was $9,000.

On November 30, 2009 the Company issued 75,000 shares of restricted common stock to a consultant for video production services rendered. The fair market value of the shares based on the closing stock price at the grant date was $6,750.

On November 9, 2009 the Company issued 700,000 shares of restricted common stock to a consulting firm for public relations services rendered. The fair market value of the shares based on the closing stock price at the grant date was $77,000.

On October 27, 2009 the Company issued 30,000 shares of restricted common stock that had been previously authorized and unissued.

On October 23, 2009 the Company sold 170,000 shares of restricted common stock, and warrants to purchase an additional 170,000 shares at $0.20 per share over a two year term, to an investor in exchange for proceeds of $25,500.

On October 19, 2009 the Company issued 600,000 shares of restricted common stock that had been previously authorized and unissued.

Warrants and options

Options issued for Compensation

On November 30, 2009 the Company granted 250,000 cashless stock options to the CEO as a bonus for services rendered. The options are exercisable until November 29, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 480% and a call option value of $0.0899, was $22,477.

On November 30, 2009 the Company granted 250,000 cashless stock options to the President of Programming as a bonus for services rendered. The options are exercisable until November 29, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 480% and a call option value of $0.0899, was $22,477.

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

Options issued for Services

On March 1, 2009 the Company granted 100,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to each of three of its directors. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0892, was $26,766.

On March 1, 2009 the Company granted 75,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to one of its directors. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0892, was $6,691.

On November 30, 2009 the Company granted 250,000 cashless stock options to a consultant as compensation for video production services. The options are exercisable until November 29, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 480% and a call option value of $0.0899, was $22,477.

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

On January 9, 2009 the Company granted 50,000 cashless stock options as compensation for service on the board of directors in 2009 to each of five of its directors. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1295, was $32,372.

Options and Warrants Cancelled

No options or warrants were cancelled during the year ended December 31, 2009.

Options and Warrants Expired

During the year ended December 31, 2009, 1,320,000 options and 1,231,333 warrants that were outstanding as of December 31, 2008 expired. The expiration of the options and warrants had no impact on the current period operations.

Options Exercised

No options were exercised during the years ended December 31, 2009

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

Results of Operations for the Years Ended December 31, 2009 and December 31, 2008:

	December 31,	December 31,	Increase /
	2009	2008	(Decrease)
Revenues	$57,156	$299,505	$(242,349)

Direct operating costs	508,888	202,335	306,553
General and administrative expenses	674,069	357,186	316,883
Salaries and wages	683,515	318,611	364,904
Board of director services	68,852	168,614	(99,762)
Rent	65,028	76,046	(11,018)
Depreciation and amortization	610	4,934	(4,324)

Total Operating Expenses	2,000,962	1,127,726	873,236

Net Operating (Loss)	(1,943,806)	(828,221)	(1,115,585)

Total other income (expense)	(15,267)	48,272	(63,539)

Net (Loss)	$(1,959,073)	$(779,949)	$(1,179,124)

Revenues:

During the years ended 2009 and 2008, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media, and advertising fees, and production revenues, which included fees from third party programming production and sound stage rentals. Aggregate revenues for the year ended December 31, 2009 were $57,156 compared to revenues of $299,505 in the year ended December 31, 2008, a decrease in revenues of $242,349, or 81%. Revenues decreased as a result of a reduction in the amount of revenues received from the discontinuation of our sound stage rentals in 2009 and a reduction in production revenues from the previous year.

Direct Operating Costs:

Direct operating costs were $508,888 for the year ended December 31, 2009 compared to $202,335 for the year ended December 31, 2008, an Increase of $306,553 or 151%. Our direct operating costs in 2009 increased due to an agreement that was entered into during the fourth quarter of 2008 to provide production services to develop audio/video content at a cost of $10,000 per month. We also incurred $270,672 of video production costs to develop our video content that were paid in stock during 2009 compared to $78,715 in 2008.

General and Administrative:

General and administrative expenses were $674,069 for the year ended December 31, 2009 compared to $357,186 for the year ended December 31, 2008, an increase of $316,883 or approximately 89%. The increase in general and administrative expense for the year ended December 31, 2009 compared to 2008 was comprised of approximately $316,000 in marketing fees. The increase was due to increased promotional activities to market the Company that were paid with common stock in lieu of cash.

Salaries and wages:

Salaries and wage expense was $683,515 for the year ended December 31, 2009 compared to $318,611 for the year ended December 31, 2008, an Increase of $364,904 or 115%. The Company recorded non-cash expenses for salaries and wages totaling $603,124 and $227,615, during the year ended December 31, 2009 and 2008, respectively. The non-cash expenses consisted of the value of common stock, recorded at fair value, issued to employees of $241,031 and $181,073 for the years ended December 31, 2009 and 2008, respectively, as well as, common stock options, recorded at fair value of $362,093 and $46,542 for the years ended December 31, 2009 and 2008, respectively. Salaries and wage expenses increased for the year ended December 31, 2009 compared to 2008 primarily due to common stock and common stock option bonuses issued to management.

Consulting services:

Consulting services expense was $68,852 for the year ended December 31, 2009 compared to $168,614 for the year ended December 31, 2008, a decrease of $99,765 or 59%, due to a reduced reliance on outside consultants in 2009. During the years ended December 31, 2009 and 2008, the Company recorded non-cash expenses for consulting services totaling $68,852 and $168,614. The non-cash expenses consisted of the value of common stock and common stock options, recorded at fair value, issued to board members and service providers.

Rent:

Rent expense was $65,028for the year ended December 31, 2009 compared to $76,046 for the year ended December 31, 2008, a decrease of $11,018 or 14%. Rent expense decreased for the year ended December 31, 2009 compared to 2008 as a result of discontinuing our sound stage leasing operations and moving into new office space without the additional costs of stage facilities.

Depreciation and amortization:

Depreciation and amortization expense was$610 for the year ended December 31, 2009 compared to $4,934 for the year ended December 31, 2008, a decrease of $4,324 or 88%. The decrease in depreciation and amortization for the year ended December 31, 2009 compared to 2008 was due to fixed assets becoming fully depreciated without the addition of new replacement assets.

Net Operating Loss:

Net operating loss for the year ended December 31, 2009 was $1,943,806 or $(0.05) per share compared to a net operating loss of $828,221 for the year ended December 31, 2008, or $(0.03) per share, an increase of $1,115,585 or 135%. Net operating loss increased primarily as a result of our reduction in revenues and additional costs associated with our issuances of stock based compensation to Officers, board members and consultants. The discontinuation of our sound stage operations and our efforts to reduce overhead should help us reduce our future net operating losses.

Total Other Income:

Total other income was $15,267 for the year ended December 31, 2009 compared to $48,272 for the year ended December 31, 2008 a decrease of $63,539 or 132%. The decrease in total other income was due to less income from debt forgiveness from our vendors for the year ended December 31, 2009 compared to 2008.

Net Loss:

The net loss for the year ended December 31, 2009 was $1,959,073, compared to a net loss of $779,949 for the year ended December 31, 2008, an increased net loss of $1,179,124. Net loss increased primarily as a result of our reduction in revenues and additional costs associated with our issuances of stock based compensation to Officers, board members and consultants. The discontinuation of our sound stage operations and our efforts to reduce overhead should help us reduce our future net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2009 compared to December 31, 2008.

	December 31, 2009	December 31, 2008
Total Assets	$5,573	$46,353

Accumulated (Deficit)	$(17,858,237)	$(15,899,164)

Stockholders’ Equity	$(887,778)	$(1,150,767)

Working Capital (Deficit)	$(863,851)	$(1,127,450)

Our principal source of operating capital has been derived from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At December 31, 2009, we had a negative working capital position of $863,851. As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice in 2010. In 2009, the Company issued 9,446,935 shares of common stock valued at $1,059,541 in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in 2010.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.
As of December 31, 2009, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of December 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2009, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2009.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since
Mark Bradley	47	Chief Executive Officer, Principal Financial Officer and Director	1993
Michael Berk	63	President of Programming and Director	2000
Doug Miller	64	Director	2005
Leonard J. Parisi *	36	Director	2008
John J. English	48	Director	2008
*Resigned September 21, 2009

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we believe that during 2009 our Directors and executive officers did not comply with all Section 16(a) filing requirements.  Specifically, Mr. Bradley and Mr. Berk failed to file Form 4s with respect to the issuance of Common and Series A Preferred shares for 2008 and 2009 and Options issued to the officers for that were granted for prior years.  Doug Miller failed to file Form 4’s with respect to the issuance of Common shares and Options that were granted during 2009. Leonard J. Parisi failed to file Form 4’s with respect to the issuance of Common shares and Options that were granted during 2009.  John J. English failed to file Form 4’s with respect to the issuance of Common shares and Options that were granted during 2009.

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company's Audit Committee during fiscal 2009, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

On April 7, 2004, the Company adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. Anyone can obtain a copy of the Code of Ethics by contacting the Company at the following address: 1771 E. Flamingo Road, Suite # 202-A, Las Vegas, NV 89119, attention: Chief Executive Officer, telephone: (702) 734-3457. The first such copy will be provided without charge. The Company will post any amendments to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the National Association of Dealers.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the years ended December 31, 2009, 2008 and 2007:

Summary Compensation Table
Name and Principal Position (a)	Year (b)	Salary (c)	Stock Awards (e)(1)	Option Awards (f)(1)	All Other Compensation	Total Compensation
Mark Bradley, CEO	2009	$33,908	$150,157	$249,455	$-0-	$433,520
	2008	$51,577	$73,360	$25,598	$-0-	$150,535
	2007	$91,704	$135,206	$30,821	$-0-	$257,731
Michael Berk, President of Programming	2009	$4,000	$73,474	$112,638	$-0-	$190,112
	2008	$18,500	$102,615	$25,598	$-0-	$146,713
	2007	$53,500	$139,624	$30,821	$-0-	$223,945

(1) The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2009, 2008 and 2007, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of this amount are included in Note 3 of our audited financial statements for the fiscal year ended December 31, 2009 included in Part II, Item 7, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Employment Agreements

In 2006 we employed Mr. Bradley under an extension of his employment agreement. This agreement provides that Mr. Bradley is entitled to receive an annual salary of $150,000. Provided that established criteria are met, Mr. Bradley is also entitled to 10% of all royalties that we receive from sources directly resulting from his efforts. He is also entitled to participate in any and all employee benefit plans established for the employees of the Company. The employment agreement confers upon Mr. Bradley a right of first refusal with respect to any proposed sale of all or a substantial portion of the Company's assets. The employment agreement does not contain a covenant not to compete preventing Mr. Bradley from competing with the Company after the termination of the employment agreement. The employment agreement was renewed through December 31, 2010.

On January 1, 2005, we entered into a five-year employment agreement with Mr. Michael Berk, our President of Programming pursuant to which we agreed to pay Mr. Berk an annual salary of $150,000 plus 10% of all royalties that we receive from sources directly resulting from his efforts. Mr. Berk took an unpaid leave of absence from July 1, 2009 through May 1, 2010, at which time we expect to renew Mr. Berk’s expired employment agreement.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the value of all unexercised options previously awarded to the Named Executive Officers at the fiscal year ended December 31, 2009.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (f)	Market Value of Shares or Units of Stock That Have Not Vested ($) (g)
Mark Bradley	250,000	—	0.20	11/29/2013	—	—
	1,500,000	—	0.15	08/27/2013	—	—
	50,000	—	0.20	01/08/2013	—	—
	250,000	—	0.20	01/08/2013	—	—
	300,000	—	0.20	01/08/2012	—	—
	250,000	—	0.20	02/14/2011	—	—
	25,000	—	0.20	02/14/2011	—	—
Michael Berk	250,000	—	0.20	11/29/2013	—	—
	50,000	—	0.20	01/08/2013	—	—
	250,000	—	0.20	01/08/2013	—	—
	400,000	—	0.20	01/08/2012	—	—
	250,000	—	0.20	02/14/2011	—	—
	25,000	—	0.20	02/14/2011	—	—
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

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the years ended December 31, 2009.

Name (a)	Year	Stock Awards ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (g)(1)	Total ($) (h)
Doug Miller (1)	2009	$23,300	$21,439	$-0-	$44,739
Leonard J. Parisi (2)	2009	$6,500	$6,474	$-0-	$12,974
John J. English (3)	2009	$6,500	$21,439	$-0-	$27,939

The amounts in columns (c) and (d) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2009, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2009. Assumptions used in the calculation of this amount are included in Note 3 of our audited financial statements for the year ended December 31, 2009 included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(1) On January 9, 2009 the Company issued 50,000 shares of restricted common stock valued at $6,500. On May 7, 2009 the Company issued 120,000 shares of restricted common stock valued at $16,800. On January 9, 2009 the Company granted Doug Miller cashless options to purchase 50,000 shares of its common stock in exchange for services rendered as a director. The options carry an exercise price of $0.20 per share, exercisable over 48 months from the grant date. On August 28, 2009 the Company granted Doug Miller cashless options to purchase 150,000 shares of its common stock in exchange for services rendered as a director. The options carry an exercise price of $0.15 per share, exercisable over 48 months from the grant date.
(2) On January 9, 2009 the Company issued 50,000 shares of restricted common stock valued at $6,500. On January 9, 2009 the Company granted Leonard Parisi cashless options to purchase 50,000 shares of its common stock in exchange for services rendered as a director. The options carry an exercise price of $0.20 per share, exercisable over 48 months from the grant date.
(3) On January 9, 2009 the Company issued 50,000 shares of restricted common stock valued at $6,500. On January 9, 2009 the Company granted John English cashless options to purchase 50,000 shares of its common stock in exchange for services rendered as a director. The options carry an exercise price of $0.20 per share, exercisable over 48 months from the grant date. On August 28, 2009 the Company granted John English cashless options to purchase 150,000 shares of its common stock in exchange for services rendered as a director. The options carry an exercise price of $0.15 per share, exercisable over 48 months from the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2010, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2010 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o Players Network, 1771 E. Flamingo Road, #303-A, Las Vegas, NV 89119.

	Common Stock			Series A Preferred Stock
Name of Beneficial Owner (1)	Number of Shares		Percentage of Class(2)	Number of Shares	Percentage of Class(3)
Mark Bradley, CEO and Director	10,777,799	(4)	20.2%	1,000,000	50%
Michael Berk, President of Programming and Director	4,939,826	(5)	9.41%	1,000,000	50%
Doug Miller, Director	595,000	(6)	1.1%	-	-
Leonard J. Parisi, Director	50,000	(7)	*	-	-
John English, Director	600,000	(8)	1.1%	-	-
Lyle A Berman Revocable Trust (9)	3,370,000		6.3%	-	-
Directors and Officers as a Group (6 persons)	20,332,625	(10)	38.1%	2,000,000	100%
* less than 1%
(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.
(2) Percentage of beneficial ownership is based upon 53,395,858 shares of Common Stock outstanding as of March 31, 2010. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of March 31, 2010, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.
(3) Percentage of beneficial ownership is based upon 2,000,000 shares of Series A Preferred Stock outstanding as of March 31, 2010.
(4) Includes stock options to purchase 2,725,000 shares of Common Stock exercisable within 60 days of March 31, 2010 and 25,000 shares held for the benefit of Mr. Bradley’s minor daughter.
(5) Includes (i) 377,333 shares held by MJB Productions, which is 100% owned by Mr. Berk, and (ii) options to purchase 1,325,000 shares of Common Stock exercisable within 60 days of March 31, 2010.
(6) Includes options to purchase 325,000 shares of Common Stock exercisable within 60 days of March 31, 2010.
(7) Includes options to purchase 50,000 shares of Common Stock exercisable within 60 days of March 31, 2010.
(8) Includes options to purchase 375,000 shares of Common Stock exercisable within 60 days of March 31, 2010.

(9) As set forth in the Schedule 13G/A filed with the SEC on February 5, 2010.
(10) Includes options and warrants exercisable for 4,800,000 shares of Common Stock within 60 days March 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company rented the Company’s soundstage to GWIN, Inc., a company controlled by David Miller, a director of the Company, for $5,800 and $31,875 during the years ended 2009 and 2008, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2009 and 2008.

	2009	2008
Audit fees:
Weaver & Martin, LLC	$—	$20,000
M&K CPAS, PLLC	10,250	—
Audit-related fees:
Weaver & Martin, LLC	250	9,000
M&K CPAS, PLLC	8,250	—
Tax fees:	—	—
All other fees:	1,350	—
Total fees paid or accrued to our principal accountant	$20,100	$29,000

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1(1)	Articles of Incorporation, filed with the Commission on February 7, 2000.

3.2(1)	Bylaws of the Company, filed with the Commission on February 7, 2000.

3.3(4)	Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State on June 9, 1994.

3.4(5)	Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed June 4, 2007

4.1(2)	2004 Non-Qualified Stock Option Plan.

4.2(3)	2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan.

4.3 (6)	Certificate of Designation for Series A Preferred Stock filed July 24, 2007.

4.4 (9)	Amended and Restated 2004 Non-Qualified Stock Option Plan

10.1(4)	Distribution Agreement between the Company and Comcast Programming Development, Inc. dated October 10, 2005. **

10.2(4)	Employment Agreement dated January 1, 2005 for Mark Bradley Feldgreber.

10.3(4)	Employment Agreement dated January 1, 2005 for Michael Berk.

10.4(7)	Subscription Agreement dated as of October 10, 2007 by and between the Company and Timothy Sean Shiah

10.5(8)	Distribution Agreement dated June 5, 2008, between Players Network and MicroPlay, Inc. **

14	Code of Ethics*

23.1(9)	Consent of Weaver & Martin LLC.

23.2(9)	Consent of M&K CPAS, PLLC

31.1*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
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
(8) Filed as an exhibit to the Company's Form 8-K filed with the Commission on June 12, 2008
(9) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on July 22, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors
 Players Network

We have audited the accompanying balance sheets of Players Network as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players Network as of December 31, 2009 and 2008, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ M&K CPAS, PLLC
 www.mkacpas.com
 Houston, Texas
 March 30, 2010

Players Network
Balance Sheets
	December 31,
	2009	2008
Assets

Current assets:
Cash	$-	$-
Prepaid expenses	1,000	-
Accounts receivable, net of allowance
for doubtful accounts of $5,000 at December 31, 2009 and 2008	3,500	44,670
Total current assets	4,500	44,670

Fixed assets, net	1,073	1,683

Total Assets	$5,573	$46,353

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Checks written in excess of available funds	$1,719	$2,176
Deferred revenues	5,000	-
Accounts payable	515,981	393,090
Accrued expenses	342,651	353,551
Current maturities of long term convertible debt, net of discount
Of $-0- and $26,297 at December 31, 2009 and 2008, respectively	3,000	423,303
Total current liabilities	868,351	1,172,120

Long Term Convertible Debt	25,000	25,000

Total Liabilities	893,351	1,197,120

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares
authorized; 2,000,000 shares issued and outstanding
at December 31, 2009 and 2008, respectively	2,000	2,000
Common stock, $0.001 par value, 150,000,000 shares
authorized; 48,784,659 and 35,092,342 shares issued and
outstanding at December 31, 2009 and 2008, respectively	48,785	35,092
Additional paid-in capital	16,919,674	14,711,305
Accumulated (deficit)	(17,858,237)	(15,899,164)
Total Stockholders' Equity (Deficit)	(887,778)	(1,150,767)

Total Liabilities and Stockholders' Equity (Deficit)	$5,573	$46,353

Players Network
Statements of Operations

	For the years ended
	December 31,
	2009	2008
Revenue
Network	$26,371	$54,864
Production and other	30,785	244,641
Total revenue	57,156	299,505

Expenses:
Direct operating costs	508,888	202,335
General and administrative	674,069	357,186
Officer salaries	630,093	257,281
Salaries and wages	53,422	61,330
Board of director services	68,852	168,614
Rent	65,028	76,046
Depreciation and amortization	610	4,934
Total operating expenses	2,000,962	1,127,726

Net operating (loss)	(1,943,806)	(828,221)

Other income (expense):
Interest expense	(49,469)	(89,434)
Loss on conversion of notes payable	(20,178)	-
Forgiveness of debt	54,380	137,706
Total other income (expense)	(15,267)	48,272

Net (loss)	$(1,959,073)	$(779,949)

Weighted average number of common
shares outstanding - basic and fully diluted	41,023,762	31,391,891

Net (loss) per share - basic and fully diluted	$(0.05)	$(0.02)

Players Network
Statements of Changes in Stockholders' Equity (Deficit)
								Total
					Shares	Additional		Stockholders'
	Preferred Stock		Common Stock		Owed &	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Unissued	Capital	(Deficit)	(Deficit)

Balance, December 31, 2007	800,000	$800	29,267,569	$29,267	$-	$14,165,616	$(15,119,215)	$(923,532)

Stock based compensation	-	-	-	-	-	96,826	-	96,826

Shares issued for services	-	-	2,989,500	2,990	-	135,261	-	138,251

Shares issued for compensation	1,200,000	1,200	2,235,273	2,235	-	177,638	-	181,073

Shares issued for debt	-	-	600,000	600	-	38,400	-	39,000

Options granted for services	-	-	-	-	-	51,022	-	51,022

Options granted for compensation	-	-	-	-	-	46,542	-	46,542

Net (loss) for the year ended December 31, 2008							(779,949)	(779,949)

Balance, December 31, 2008	2,000,000	$2,000	35,092,342	$35,092	$-	$14,711,305	$(15,899,164)	$(1,150,767)

Shares issued for cash	-	-	1,270,000	1,270	-	134,230	-	135,500

Shares issued for debt	-	-	2,975,382	2,975	-	536,024	-	538,999

Shares issued for services	-	-	7,201,000	7,202	-	792,409	-	799,611

Shares issued for compensation, related party	-	-	2,245,935	2,246	-	257,685	-	259,931

Options granted for services	-	-	-	-	-	125,928	-	125,928

Options granted for compensation	-	-	-	-	-	362,093	-	362,093

Net (loss) for the year ended December 31, 2009							(1,959,073)	(1,959,073)

Balance, December 31, 2009	2,000,000	$2,000	48,784,659	$48,785	$-	$16,919,674	$17,858,237)	$(887,778)

Players Network
Statements of Cash Flows
	For the years ended
	December 31,
	2009	2008
Cash flows from operating activities
Net (loss)	$(1,959,073)	$(779,949)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Bad debts expense	-	8,400
Depreciation and amortization expense	610	4,934
Forgiveness of debt	(54,380)	(137,706)
Amortization of beneficial conversion feature	26,297	58,408
Stock issued for services	799,611	138,251
Stock issued for compensation, related party	259,931	277,899
Loss on conversion of notes payable	20,178	-
Options and warrants granted for services	488,021	97,564
Decrease (increase) in assets:
Accounts receivable	41,170	(35,218)
Prepaid expenses and other current assets	(1,000)	11,839
Increase (decrease) in liabilities:
Checks written in excess of deposits	(457)	2,176
Deferred revenues	5,000	(33,333)
Accounts payable	172,671	228,121
Accrued expenses	62,921	50,378
Net cash (used) by operating activities	(138,500)	(108,236)

Cash flows from investing activities
Purchase of fixed assets	-	(1,323)
Net cash (used) in investing activities	-	(1,323)

Cash flows from financing activities
Proceeds from long term debt	5,500	39,600
Repayment of long term debt	(2,500)	-
Proceeds from sale of common stock	135,500	-
Net cash provided by financing activities	138,500	39,600

Net decrease (increase) in cash	-	(69,959)
Cash - beginning	-	69,959
Cash - ending	$-	$-

Supplemental disclosures:
Interest paid	$4,754	$8,631
Income taxes paid	-	$-

Non-cash transactions:
Stock issued for debt	$538,999	$39,000

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

In addition to the PLAYERS NETWORK, we distribute our programming through a Broadband Network, which was launched near the end of July 2005, and through cable television, broadcast and satellite television, Video on Demand, Pay-Per-View, DVD distribution, television syndication, radio, print, and out-of-home media including mobile devices, additional land-based locations, in-flight venues, and on-board sources.

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

Segment Reporting
Under FASB ASC 280-10-50, the Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Fair value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements as reflected herein. The carrying amounts of cash, accounts receivable, accounts payable, loan payable and convertible debentures reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Revenue recognition
For revenue from product sales, the Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Players Network
Notes to Financial Statements

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

Impairment of long-lived assets
Long-lived assets held and used by PNTV are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. PNTV did not recognize any impairment losses on the disposal of fixed assets during 2009 and 2008.

Advertising Costs
The Company expenses the cost of advertising as incurred. Advertising expense was $-0- and $7,965 for the years ended December 31, 2009 and 2008, respectively.

Allowance for Doubtful Accounts
We generate a portion of our revenues and corresponding accounts receivable from the Casino and Hotel industry. As of December 31, 2009, approximately 53% of our accounts receivable were attributed to Casinos and Hotels. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense was $-0- and $8,400 for the years ended December 31, 2009 and 2008, respectively.

Basic and diluted loss per share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-based compensation
The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $1,547,563 and $535,214 for the years ended December 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements
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

Players Network
Notes to Financial Statements

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 during the period ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the period then ended. In connection with preparing the accompanying audited financial statements as of December 31, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the Securities and Exchange Commission).

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses of $1,959,073 and $779,949 in 2009 and 2008, respectively, and has an accumulated deficit of $17,858,237 and a working capital deficit of $863,851 as of December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Officers
On November 30, 2009 the CEO accepted 500,000 shares of common stock in exchange for $45,000 of unpaid salary, the fair market value of the common stock.

On November 30, 2009 the Company granted 250,000 cashless stock options to the CEO as a bonus for services rendered. The options are exercisable until November 29, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 480% and a call option value of $0.0899, was $22,477.

On November 30, 2009 the Company granted 250,000 cashless stock options to the President of Programming as a bonus for services rendered. The options are exercisable until November 29, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 480% and a call option value of $0.0899, was $22,477.

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
Notes to Financial Statements

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

Note 4 – Property and Equipment

Property and equipment consist of the following:

Players Network
Notes to Financial Statements

	December 31,
	2009	2008

Computers and office equipment	$2,506	$22,151

Less accumulated depreciation	(1,433)	(20,468)
	$1,073	$1,683

Depreciation expense totaled $610 and $4,934 for 2009 and 2008, respectively.

Note 5 – Accrued Expenses

As of December 31, 2009 and 2008 accrued expenses included the following:

	December 31,
	2009	2008
Customer Deposits	$13,500	$13,500
Accrued Payroll, Officer	6,460	-
Accrued Payroll and Payroll Taxes	320,055	282,012
Accrued Interest	2,636	58,039
	$342,651	$353,551

Note 6 – Long Term Debt

Long-term debt consists of the following at December 31, 2009, and December 31, 2008:

	2009	2008
8% unsecured convertible debentures, due in September 2011, convertible into 500,000 shares of common stock at any time prior to maturity based on a conversion price of $0.05 per share. Accrued interest is convertible as well at a conversion price of $0.05 per share.	$25,000	$25,000
8% unsecured convertible debentures, due in March 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.06 per share. Principal and accrued interest was converted into 183,068 shares of common stock on November 30, 2009.	-	10,000
5% unsecured convertible debentures, due in September 2009, convertible into 333,333 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Principal and accrued interest was converted into 342,467 shares of common stock on August 28, 2009.	-	50,000
5% unsecured convertible debentures, due in August 2009, convertible into 400,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Principal and accrued interest was converted into 410,959 shares of common stock on August 28, 2009.	-	60,000
5% unsecured convertible debentures, due in June 2009, convertible into 200,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Principal and accrued interest was converted into 231,890 shares of common stock on August 28, 2009.	-	30,000
5% unsecured convertible debentures, due in June 2009, convertible into 100,000 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Principal and accrued interest was converted into 102,740 shares of common stock on August 28, 2009.	-	15,000
5% unsecured convertible debentures, due in May 2009, convertible into 166,667 shares of common stock at any time prior to maturity based on a conversion price of $0.15 per share. Principal and accrued interest was converted into 171,233 shares of common stock on August 28, 2009.	-	25,000

Players Network
Notes to Financial Statements

5% unsecured convertible debentures, due in March 2009, convertible into 571,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Principal and accrued interest was converted into 587,084 shares of common stock on August 28, 2009.	-	200,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Principal and accrued interest was converted into 84,061 shares of common stock on August 28, 2009.	-	25,000
5% unsecured convertible debentures, due in February 2009, convertible into 71,429 shares of common stock at any time prior to maturity based on a conversion price of $0.35 per share. Principal and accrued interest was converted into 84,061 shares of common stock on August 28, 2009.	-	25,000
Unsecured demand note, non interest bearing. The debt was forgiven on October 1, 2009.	-	4,600
Unsecured demand note, non interest bearing.	3,000	-
Unsecured demand note due to a former Director of the Company. The non interest bearing debt was converted to 120,000 shares of common stock on January 9, 2009.	-	5,000
Total debt	28,000	474,600
Less: current portion	3,000	423,303
Less: discount on beneficial conversion feature	-	26,297
Long-term debt, less current portion	25,000	25,000
Less: discount on beneficial conversion feature	-	-
Long-term debt, less current portion and discount on BCF	$25,000	$25,000

Future maturities of long-term debt are as follows as of December 31, 2009:

2010	$3,000
2011	25,000
Thereafter	-
$28,000

Accrued interest on the above convertible notes totaled $2,636 and $58,039 at December 31, 2009 and 2008, respectively.

Interest expense totaled $69,647 and $89,434 for the years ended December 31, 2009 and 2008, respectively, of which $3,016 and $8,631, respectively, was incurred from credit card finance charges and accounts payable finance charges.

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

The aforementioned accounting treatment resulted in a total debt discount equal to ($167,952). The discount was amortized over a three-year period, from the date of issuance until the stated redemption date of the debt. As of December 31, 2009 the entire discount had been amortized and expensed accordingly.

During the years ended December 31, 2009 and 2008, the Company recorded financial expenses in the amount of $26,297 and $58,168, respectively, attributed to the amortization of the aforementioned debt discount.

According to the terms of the Convertible Promissory Notes, the estimated number of shares of common stock that would be received upon conversion of the outstanding principal and accrued interest was 552,712 shares at December 31, 2009.

Players Network
Notes to Financial Statements

During the year ended December 31, 2009 the Company recognized a loss on conversion of debt in the total amount of $20,178 due to the settlement of debt with the issuance of common stock as follows:

On January 9, 2009 a debt holder was issued 120,000 shares with a fair market value of $15,600 in repayment of a $5,000 loan that originated on April 4, 2007, resulting in a loss on conversion of debt in the amount of $10,600.

On April 1, 2009 a debt holder was issued 657,859 shares with a fair market value of $59,207 in repayment of a total of $49,629 of accrued interest on convertible promissory notes originated on various dates between March 7, 2006 and September 20, 2006, resulting in a loss on conversion of debt in the amount of $9,578.

Note 7 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2009 and 2008, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2009, the Company had approximately $10,310,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$3,609,000	$3,290,000

Net deferred tax assets before valuation allowance	3,609,000	3,290,000
Less: Valuation allowance	(3,609,000)	(3,290,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2009 and 2008, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,
	2009	2008

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Players Network
Notes to Financial Statements

Note 8 – Stockholders’ Equity

Preferred stock (2009)
No preferred shares were authorized or issued during the year ended December 31, 2009.

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

Common stock (2009)
On November 30, 2009 the Company issued 87,500 shares of free trading common stock to a consultant for accounting services rendered. The fair market value of the shares based on the closing stock price at the grant date was $7,875.

On November 30, 2009 the Company issued 25,000 shares of free trading common stock to a consultant for administrative services rendered. The fair market value of the shares based on the closing stock price at the grant date was $2,250.

On November 30, 2009 the Company issued 10,000 shares of free trading common stock to a consultant for administrative services rendered. The fair market value of the shares based on the closing stock price at the grant date was $900.

On November 30, 2009 the Company issued 10,000 shares of free trading common stock to an employee for administrative services rendered. The fair market value of the shares based on the closing stock price at the grant date was $900.

On November 30, 2009 the Company issued 75,000 shares of free trading common stock to a consultant for video production services rendered. The fair market value of the shares based on the closing stock price at the grant date was $6,750.

On November 30, 2009 the Company issued 183,068 shares of restricted common stock to a note holder per the conversion terms of the convertible promissory note. The shares were exchanged for a total of $10,984 of principal and accrued interest.

On November 30, 2009 the CEO accepted 500,000 shares of common stock in exchange for $45,000 of unpaid salary, the fair market value of the common stock.

On November 30, 2009 the Company issued 25,000 shares of restricted common stock to a consultant for administrative services rendered. The fair market value of the shares based on the closing stock price at the grant date was $2,250.

On November 30, 2009 the Company issued 10,000 shares of restricted common stock to a consultant for administrative services rendered. The fair market value of the shares based on the closing stock price at the grant date was $900.

On November 30, 2009 the Company issued 35,000 shares of restricted common stock to a consultant for administrative services rendered. The fair market value of the shares based on the closing stock price at the grant date was $3,150.

On November 30, 2009 the Company issued 30,000 shares of restricted common stock to an employee for administrative services rendered. The fair market value of the shares based on the closing stock price at the grant date was $2,700.

On November 30, 2009 the Company issued 125,000 shares of restricted common stock to a consultant for public relation services rendered. The fair market value of the shares based on the closing stock price at the grant date was $11,250.

On November 30, 2009 the Company issued 478,000 shares of restricted common stock to a video production company for video encoding and production services. The total fair value of the common stock was $43,020. In addition, the production company agreed to forgive $39,780 of unpaid accounts payable debt.

On November 30, 2009 the Company issued 100,000 shares of restricted common stock to a consultant for public relation services rendered. The fair market value of the shares based on the closing stock price at the grant date was $9,000.

On November 30, 2009 the Company issued 75,000 shares of restricted common stock to a consultant for video production services rendered. The fair market value of the shares based on the closing stock price at the grant date was $6,750.

Players Network
Notes to Financial Statements

On November 9, 2009 the Company issued 200,000 free trading (S-8) shares of common stock to a law firm for legal services rendered. The total fair value of the common stock was $22,000.

On November 9, 2009 the Company issued a total of 400,000 shares of free trading (S-8) common stock that were previously authorized and unissued.

On November 9, 2009 the Company issued 700,000 shares of restricted common stock to a consulting firm for public relations services rendered. The fair market value of the shares based on the closing stock price at the grant date was $77,000.

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

Players Network
Notes to Financial Statements

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

Players Network
Notes to Financial Statements

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

Players Network
Notes to Financial Statements

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

On April 1, 2009 the Company issued 441,913 shares of restricted section 144 common stock to a note holder per the conversion terms of the convertible promissory note. The shares were exchanged for a total of $49,629 of accrued interest. The total fair value of the common stock was $59,207 resulting in a loss on conversion of $9,578 which is included in the total of $20,178.

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

On January 9, 2009 the Company issued 120,000 shares of restricted common stock to a debt holder for payment in lieu of cash on a $5,000 interest free demand note. The total fair value of the common stock was $15,600, resulting in a loss on conversion of $10,600, which is included in the total of $20,178.

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

On January 9, 2009 the Company issued 100,000 shares of restricted common stock to a consultant for equity promotion & marketing services rendered. The total fair value of the common stock was $13,000. These shares were cancelled on June 26, 2009 for non-performance.

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

Players Network
Notes to Financial Statements

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

Note 9 – Warrants and Options

Options and Warrants Granted (2009)

Options issued for Compensation

On November 30, 2009 the Company granted 250,000 cashless stock options to the CEO as a bonus for services rendered. The options are exercisable until November 29, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 480% and a call option value of $0.0899, was $22,477.

On November 30, 2009 the Company granted 250,000 cashless stock options to the President of Programming as a bonus for services rendered. The options are exercisable until November 29, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 480% and a call option value of $0.0899, was $22,477.

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

Options issued for Services

On November 30, 2009 the Company granted 250,000 cashless stock options to a consultant as compensation for video production services. The options are exercisable until November 29, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 480% and a call option value of $0.0899, was $22,477.

Players Network
Notes to Financial Statements

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

On January 9, 2009 the Company granted 50,000 cashless stock options as compensation for service on the board of directors in 2009 to each of five of its directors. The options are exercisable until January 8, 2013 at an exercise price of $0.20 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 417% and a call option value of $0.1295, was $32,372.

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

Options and Warrants Cancelled
No options or warrants were cancelled during the years ended December 31, 2009 and 2008.

Options and Warrants Expired
During the year ended December 31, 2009, 1,320,000 options and 1,231,333 warrants that were outstanding as of December 31, 2008 expired. The expiration of the options and warrants had no impact on the current period operations.

During the year ended December 31, 2008, 2,123,500 options and 1,116,666 warrants that were outstanding as of December 31, 2007 expired. The expiration of the options and warrants had no impact on the current period operations.

Options Exercised
No options were exercised during the years ended December 31, 2009 and 2008.

The following is a summary of information about the Stock Options outstanding at December 31, 2009.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.15 - 1.00	9,830,000	2.27 years	$0.23	9,830,000	$0.23

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2009	2008

Average risk-free interest rates	2.94%	2.05%
Average expected life (in years)	2.27	1.58
Volatility	288%	180%

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

Players Network
Notes to Financial Statements

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2009 was approximately $0.18 per option, and during 2008 was approximately $0.20 per option.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2008	6,661,333	0.28
Options expired	(2,551,333)	(0.30)
Options cancelled	-0-	-0-
Options granted	5,720,000	0.18
Options exercised	-0-	-0-

Balance, December 31, 2009	9,830,000	0.23

Exercisable, December 31, 2009	9,830,000	$0.23

Note 10 – Operating Lease

The Company leases its office facilities under a month to month, cancelable operating sublease agreement from one of its vendors that provide video production and editing services. The monthly rental amount under the agreement is $2,000. The Company also leases storage space under a month to month, cancelable operating lease agreement. The monthly rental amount under the agreement is $1,000. Lease expense totaled $65,028 and $76,046 during 2009 and 2008, respectively.

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

Note 12 – Concentrations in Sales to Few Customers

The largest customer accounted for 28% and 24% of revenues for the year ended December 31, 2009 and 2008, respectively, as well as, 47% and 47% of the Company’s accounts receivable balance at December 31, 2009 and 2008, respectively. An adverse change in the Company’s relationship with these customers could negatively affect the Company’s revenues and their results of operations.

Note 13 – Company is Dependent on Few Major Suppliers

The Company is dependent on third-party vendors for all of its video content production and services. In 2009 and 2008, purchases from the Company’s two largest vendors accounted for approximately 60% and 80% of direct operating costs, respectively. The Company is dependent on the ability of its vendors to provide services and content on a timely basis and on favorable pricing terms. The loss of certain suppliers could have a material adverse effect on the Company. The Company believes that its relationships with its suppliers are satisfactory.

Players Network
Notes to Financial Statements
Note 14 – Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 on January 1, 2008. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

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

The following table provides a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		December 31, 2009
	Carrying
	Value
	December 31,
	2009	Level 1	Level 2	Level 3
Assets:
Cash	$-	$-	$-	$-

Liabilities:
Checks written in excess of funds	$1,719	$1,719	$-	$-
Current maturities of long term debt	3,000			3,000
Long term debt	25,000			25,000
Total	$29,719	$1,719	$-	$28,000

The Company believes that the market rate of interest as at December 31, 2009 was not materially different to the rate of interest at which the debts were issued. Accordingly, the Company believes that the fair value of the debt approximated their carrying value at December 31, 2009.

Note 15 – Forgiveness of Debt

The Company recognized debt forgiveness in the total amount of $54,380 during the year ended December 31, 2009 as a result of the issuance of a total of 978,000 shares with a fair market value of $93,020 as payment on accounts payable invoices totaling $142,800, resulting in a gain of $49,780, as well as, the forgiveness of $4,600 of accounts payable invoices from another vendor.

The Company recognized debt forgiveness in the total amount of $137,706 during the year ended December 31, 2008 as a result of the issuance of a total of 600,000 shares with a fair market value of $39,000 as payment on accounts payable invoices totaling $90,000, resulting in a gain of $51,000, as well as, $66,805 of accounts payable invoices recognized as debt forgiveness due to the expiration of the statute of limitations in Nevada, and $19,901 as a result of the settlement of a lawsuit with a former employee.

Players Network
Notes to Financial Statements

Note 16 – Subsequent Events

Stock issuances
On January 8, 2010 the Company issued 150,000 shares of free trading common stock to a consultant for video production services rendered. The total fair value of the common stock was $9,000.

On January 8, 2010 the Company issued 200,000 shares of free trading common stock to a consultant for web development services provided. The total fair value of the common stock was $12,000.

On January 8, 2010 the Company issued 50,000 shares of free trading common stock to a consultant for administrative services provided. The total fair value of the common stock was $3,000.

On January 8, 2010 the Company issued 100,000 shares of free trading common stock to a consultant for accounting services provided. The total fair value of the common stock was $6,000.

On January 8, 2010 the Company issued 100,000 shares of free trading common stock to a consultant for business development services provided. The total fair value of the common stock was $6,000.

On January 8, 2010 the Company issued 100,000 shares of free trading common stock to a law firm for legal services provided. The total fair value of the common stock was $6,000.

On January 8, 2010 the Company issued 67,000 shares of free trading common stock to a law firm for legal services provided. The total fair value of the common stock was $4,000.

On January 8, 2010 the Company issued 50,000 shares of free trading common stock to an employee for administrative services provided. The total fair value of the common stock was $3,000.

On January 8, 2010 the Company issued 25,000 shares of free trading common stock to an employee for administrative services provided. The total fair value of the common stock was $1,500.

On January 8, 2010 the Company issued 200,000 shares of restricted common stock to a consultant for web development services provided. The total fair value of the common stock was $12,000.

On January 8, 2010 the Company issued 100,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $6,000.

On January 8, 2010 the Company issued 500,000 shares of free trading common stock to a consultant for business development services provided. The total fair value of the common stock was $30,000.

On March 1, 2010 the Company issued 400,000 shares of common stock, along with warrants to purchase 200,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 200,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $20,000. In addition, $10,000 of the proceeds was allocated to be used to repay a portion of the accounts payable balance back to the vendor.

On March 1, 2010 the Company issued 994,199 shares of restricted common stock to the Company’s major vendor as payment on outstanding accounts payable invoices in the total amount of $62,000. The total fair value of the common stock was $49,710, resulting in debt forgiveness of $12,290.

On March 1, 2010 the Company issued 700,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock on March 1, 2010 was $35,000.

On March 1, 2010 the Company issued 100,000 shares of free trading common stock to a consultant for accounting services provided. The total fair value of the common stock was $5,000.

On March 1, 2010 the Company issued 100,000 shares of restricted common stock as prepaid compensation for service on the board of directors in 2010. The fair value of the common stock in total was $5,000.

Players Network
Notes to Financial Statements

On March 1, 2010 the Company issued 100,000 shares of restricted common stock as prepaid compensation for service on the board of directors in 2010. The fair value of the common stock in total was $5,000.

On March 1, 2010 the Company issued 100,000 shares of restricted common stock as prepaid compensation for service on the board of directors in 2010. The fair value of the common stock in total was $5,000.

On March 1, 2010 the Company issued 75,000 shares of restricted common stock as prepaid compensation for service on the board of directors in 2010 to one of its directors. The fair value of the common stock in total was $3,750.

On March 1, 2010 the Company issued 100,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $5,000.

On March 11, 2010 the Company issued 400,000 shares of common stock, along with warrants to purchase 200,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 200,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $20,000. In addition, $10,000 of the proceeds was allocated to be used to repay a portion of the accounts payable balance back to the vendor.

Stock cancellations
On January 8, 2010 the Company cancelled 100,000 shares for non-performance of services.

Options issuances
On March 1, 2009 the Company granted 100,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to each of three of its directors. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0892, was $26,766.

On March 1, 2009 the Company granted 75,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to one of its directors. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0892, was $6,691.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date of April 6, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYERS NETWORK

By:	/s/ Mark Bradley
Date: April 6, 2010	Mark Bradley, Chief Executive Officer

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

Name	Title	Date

/s/ Mark Bradley	Director & Chief Executive Officer (Principal	April 6, 2010
Mark Bradley	Executive Officer, Principal Financial Officer & Principal Accounting Officer)

/s/ Michael Berk	Director and President of Programming	April 6, 2010
Michael Berk

/s/ Doug Miller	Director	April 6, 2010
Doug Miller

	Director	April 6, 2010
John J. English