Form 10-Q
period 2010-03-31
PLAYERS NETWORK
filed 2010-05-12
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______to _________.

Commission file number: 000-29363

PLAYERS NETWORK
(Exact name of registrant as specified in its charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1771 E. Flamingo Road, #202-A Las Vegas, NV 89119	(702) 734-3457
(Address of principal executive offices)	(Issuer’s telephone number)

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

The number of shares outstanding of the Registrant’s Common Stock on May 11, 2010 was 57,490,858.

PLAYERS NETWORK
FORM 10-Q
Quarterly Period Ended March 31, 2010

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

Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer specifically to Players Network and our subsidiaries.

 PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Players Network
Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash	$2,456	$-
Prepaid expenses	-	1,000
Accounts receivable, net of allowance for
doubtful accounts of $5,000	4,350	3,500
Total current assets	6,806	4,500

Fixed assets, net	921	1,073

Total Assets	$7,727	$5,573

Liabilities and Stockholders' (Deficit)

Current liabilities:
Checks written in excess of available funds	$-	$1,719
Deferred revenues	2,500	5,000
Accounts payable	486,034	515,981
Accrued expenses	350,446	342,651
Current maturities of long term debt	-	3,000
Total current liabilities	838,980	868,351

Long term debt	25,000	25,000

Total Liabilities	863,980	893,351

Stockholders' (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares
authorized; 2,000,000 shares issued and outstanding
at March 31, 2010 and December 31, 2009	2,000	2,000
Common stock, $0.001 par value, 150,000,000 shares
authorized; 53,395,858 and 48,784,659 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	53,396	48,785
Additional paid-in capital	17,185,576	16,919,674
Subscriptions payable, 600,000 and -0- shares at
March 31, 2010 and December 31, 2009, respectively	30,000	-
Accumulated (deficit)	(18,127,225)	(17,858,237)
Total Stockholders' (Deficit)	(856,253)	(887,778)

Total Liabilities and Stockholders' (Deficit)	$7,727	$5,573

Players Network
Condensed Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2010	2009
Revenue:
Network	$1,142	$14,720
Production and other	19,600	15,635
Total revenue	20,742	30,355

Expenses:
Direct operating costs	70,138	181,072
General and administrative	125,192	126,114
Officer salaries	57,384	230,493
Salaries and wages	22,699	10,950
Board of director services	17,399	38,922
Rent	8,000	18,749
Depreciation and amortization	152	152
Total operating expenses	300,964	606,452

Net operating (loss)	(280,222)	(576,097)

Other income (expense):
Interest expense	(1,056)	(30,365)
Forgiveness of debt	12,290	-
Total other income (expense)	11,234	(30,365)

Net (loss)	$(268,988)	$(606,462)

Weighted average number of common
shares outstanding - basic and fully diluted	51,219,450	36,559,798

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.02)

Players Network
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2010	2009
Cash flows from operating activities
Net (loss)	$(268,988)	$(606,462)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation and amortization expense	152	152
Amortization of beneficial conversion feature	-	11,697
Stock issued for services	108,520	135,915
Stock issued for compensation, related party	53,750	32,500
(Gain) loss on stock issued for debt	(12,290)	10,600
Options and warrants granted for services	18,533	186,915
Decrease (increase) in assets:
Prepaid expenses and other current assets	1,000	-
Accounts receivable	(850)	34,520
Increase (decrease) in liabilities:
Checks written in excess of deposits	(1,719)	(2,176)
Deferred revenues	(2,500)	-
Accounts payable	32,053	80,944
Accrued expenses	7,795	67,260
Net cash used in operating activities	(64,544)	(48,135)

Cash flows from financing activities
Proceeds from long term debt	2,300	-
Repayment of long term debt	(5,300)	-
Proceeds from sale of common stock	70,000	50,000
Net cash provided by financing activities	67,000	50,000

Net increase in cash	2,456	1,865
Cash - beginning	-	-
Cash - ending	$2,456	$1,865

Supplemental disclosures:
Interest paid	$-	$1,076
Income taxes paid	$-	$-

Players Network
Notes to Condensed Financial Statements
(Unaudited)

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 1, 2009. The ASC does not change GAAP, and did not have an effect on the Company’s financial position, results of operations or cash flows.

Reclassifications
Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($18,142,149), and as of March 31, 2010, the Company’s current liabilities exceeded its current assets by $832,174 and its total liabilities exceeded its total assets by $856,253. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On March 1, 2010 the Company granted 100,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to the Company’s CEO. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0494, was $4,942.

On March 1, 2010 the Company granted 100,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to the Company’s President of Programming. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0494, was $4,942.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On March 1, 2010 the Company issued 100,000 shares of restricted common stock to the Company’s CEO as prepaid compensation for service on the board of directors in 2010. The fair value of the common stock in total was $5,000.

On March 1, 2010 the Company issued 100,000 shares of restricted common stock to the Company’s President of Programming as prepaid compensation for service on the board of directors in 2010. The fair value of the common stock in total was $5,000.

Officer compensation expense was $65,344 and $230,493 at March 31, 2010 and 2009, respectively. The balance owed was $4,256 and $6,460 at March 31, 2010 and December 31, 2009, respectively.

Board of Directors
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

On March 1, 2010 the Company granted 100,000 cashless stock options as compensation for service on the board of directors in 2010 to one of its directors. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0494, was $4,942.

On March 1, 2010 the Company granted 75,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to one of its directors. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0494, was $3,707.

Significant Vendor
On March 1, 2010 the Company issued 994,199 shares of restricted common stock to the Company’s major vendor as payment on outstanding accounts payable invoices in the total amount of $62,000. The total fair value of the common stock was $49,710, resulting in debt forgiveness of $12,290.

On March 1, 2010 the Company issued 400,000 shares of common stock, along with warrants to purchase 200,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 200,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $20,000. In addition, $10,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor.

On March 11, 2010 the Company issued 400,000 shares of common stock, along with warrants to purchase 200,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 200,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $20,000. In addition, $10,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor.

On March 23, 2010 the Company received $30,000 in exchange for a subscription payable for 600,000 shares of common stock, along with warrants to purchase 300,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 300,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor. In addition, $21,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor. The shares remain unissued as of the date of this report.

Note 4 – Accrued Expenses

As of March 31, 2010 and December 31, 2009 accrued expenses included the following:

	March 31,	December 31,
	2010	2009
Customer Deposits	$13,500	$13,500
Accrued Payroll, Officer	4,256	6,460
Accrued Payroll and Payroll Taxes	329,561	320,055
Accrued Interest	3,129	2,636
	$350,446	$342,651

Players Network
Notes to Condensed Financial Statements
(Unaudited)

Note 5 – Long Term Debt

Long term debt consists of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
8% unsecured convertible debentures, due in September 2011, convertible into 500,000 shares of common stock at any time prior to maturity based on a conversion price of $0.05 per share. Accrued interest is convertible as well at a conversion price of $0.05 per share.	$25,000	$25,000
Unsecured demand note due to a related party.	-	3,000
Total debt	25,000	28,000
Less: current portion	-	3,000
Long-term debt, less current portion	$25,000	$25,000

Future maturities of long-term debt are as follows as of March 31, 2010:

2010	$-
2011	25,000
Thereafter	-
$25,000

Accrued interest on the above convertible notes totaled $3,129 and $2,636 at March 31, 2010 and December 31, 2009, respectively.

Interest expense totaled $1,056 and $30,365 for the three months ended March 31, 2010 and 2009, respectively, of which $563 and $1,067, respectively, was incurred from credit card finance charges and accounts payable finance charges.

According to the terms of the Convertible Promissory Note, the estimated number of shares of common stock that would be received upon conversion of the outstanding principal and accrued interest was 562,575 shares at March 31, 2010.

Note 6 – Stockholders’ Equity

Preferred stock
No preferred shares were authorized or issued during the three months ended March 31, 2010.

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

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On January 8, 2010 the Company issued 67,000 shares of free trading common stock to a law firm for legal services provided. The total fair value of the common stock was $4,020.

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

On March 1, 2010 the Company issued 400,000 shares of common stock, along with warrants to purchase 200,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 200,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $20,000. In addition, $10,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor.

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

On March 1, 2010 the Company issued 100,000 shares of restricted common stock to the Company’s CEO as prepaid compensation for service on the board of directors in 2010. The fair value of the common stock in total was $5,000.

On March 1, 2010 the Company issued 100,000 shares of restricted common stock to the Company’s President of Programming as prepaid compensation for service on the board of directors in 2010. The fair value of the common stock in total was $5,000.

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

On March 1, 2010 the Company issued 400,000 shares of common stock, along with warrants to purchase 200,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 200,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $20,000. In addition, $10,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor.

On March 11, 2010 the Company issued 400,000 shares of common stock, along with warrants to purchase 200,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 200,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $20,000. In addition, $10,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor.

On March 23, 2010 the Company received $30,000 in exchange for a subscription payable for 600,000 shares of common stock, along with warrants to purchase 300,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 300,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor. In addition, $21,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor. The shares remain unissued as of the date of this report.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

The fair value of the shares issued above was based on the closing price of the Company’s common stock on the date of grant.

Stock cancellations
On January 8, 2010 the Company cancelled 100,000 shares for non-performance of services.

Note 7 – Warrants and Options

Options and Warrants Granted
On March 1, 2010 the Company granted 100,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to the Company’s CEO. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0494, was $4,942.

On March 1, 2010 the Company granted 100,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to the Company’s President of Programming. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0494, was $4,942.

On March 1, 2010 the Company granted 100,000 cashless stock options as compensation for service on the board of directors in 2010 to one of its directors. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0494, was $4,942.

On March 1, 2010 the Company granted 75,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to one of its directors. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0494, was $3,707.

On March 1, 2010 the Company issued warrants to purchase 200,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 200,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $20,000 in conjunction with the sale of 400,000 shares of common stock.

On March 11, 2010 the Company issued warrants to purchase 200,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 200,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $20,000 in conjunction with the sale of 400,000 shares of common stock.

On March 23, 2010 the Company issued warrants to purchase 300,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 300,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $30,000 in conjunction with the sale of a subscription payable for 600,000 shares of common stock.

Options and Warrants Cancelled
No options or warrants were cancelled during the three months ended March 31, 2010.

Options and Warrants Expired
During the three months ended March 31, 2010, no options that were outstanding as of December 31, 2009 expired.

Options Exercised
No options were exercised during the three months ended March 31, 2010.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

The following is a summary of information about the Stock Options outstanding at March 31, 2010.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.10 - 1.00	11,605,000	2.16 years	$0.24	11,605,000	$0.24

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	March 31,	March 31,
	2010	2009

Average risk-free interest rates	2.82%	2.05%
Average expected life (in years)	3	3
Volatility	299%	294%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2010 and 2009, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the three months ended March 31, 2010 was approximately $0.30 per option, and during the three months ended March 31, 2009 was approximately $0.22 per option. The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2009	9,660,000	$0.23
Options expired	-0-	-0-
Options cancelled	-0-	-0-
Options granted	1,775,000	0.30
Options exercised	-0-	-0-

Balance, March 31, 2010	11,605,000	0.24

Exercisable, March 31, 2010	11,605,000	$0.24

Players Network
Notes to Condensed Financial Statements
(Unaudited)

Note 8 – Subsequent Events

Stock issuances
On April 1, 2010 the Company issued 600,000 shares of common stock, along with warrants to purchase 300,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 300,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $30,000. In addition, $15,000 of the proceeds was used to pay for services performed by the vendor.

On April 22, 2010 the Company issued 1,500,000 shares of restricted common stock to a consultant for work related to the production of a television series. The total fair value of the common stock was $6,000.

On April 22, 2010 the Company issued 20,000 shares of free trading common stock for legal services provided. The total fair value of the common stock was $2,000.

On April 22, 2010 the Company issued 40,000 shares of free trading common stock to a consultant for web development services provided. The total fair value of the common stock was $4,000.

On April 22, 2010 the Company issued 25,000 shares of free trading common stock to a consultant for web development services provided. The total fair value of the common stock was $2,500.

On April 22, 2010 the Company issued 50,000 shares of restricted common stock to a consultant for web development services provided. The total fair value of the common stock was $5,000.

On April 22, 2010 the Company issued 175,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $17,500.

On April 22, 2010 the Company issued 100,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $10,000.

On April 22, 2010 the Company issued 300,000 shares of restricted common stock to a consultant for web development services provided. The total fair value of the common stock was $30,000.

On April 22, 2010 the Company issued 125,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock on April 22, 2010 was $12,500.

On April 26, 2010 the Company issued 600,000 shares of restricted common stock that had been previously authorized and unissued.

On April 29, 2010 the Company issued 560,000 shares of common stock, along with warrants to purchase 280,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 280,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $28,000. In addition, $16,000 of the proceeds was used to pay for services performed by the vendor.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date.

.

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

Results of Operations for the Three Months Ended March 31, 2010 and March 31, 2009:

	For the Three Months Ended March 31,		Increase / (Decrease)
	2010	2009
Revenues	$20,742	$30,355	$(9,613)

Direct operating costs	70,138	181,072	(110,934)
General and administrative	125,192	126,114	(922)
Salaries and wages	80,083	241,443	(161,360)
Board of director services	17,399	38,922	(21,523)
Rent	8,000	18,749	(10,749)
Depreciation and amortization	152	152	-

Total Operating Expenses	300,964	606,452	(305,488)

Net Operating (Loss)	(280,222)	(576,097)	(295,875)

Total other income (expense)	11,234	(30,365)	41,599

Net (Loss)	$(268,988)	$(606,462)	$(337,474)

Revenues:

During the three months ended March 31, 2010 and 2009, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the three months ended March 31, 2010 were $20,742 compared to revenues of $30,355 in the three months ended March 31, 2010, a decrease in revenues of $9,613, or 32%. Revenues from networks were down significantly in the three months ended March 31, 2010 due to a significant reduction in advertising spending and slow acceptance of the company’s media content. Production revenues increased by 25% due to a short term project started in 2010 to develop media content for a local adventure sport business. Our customers have tightened their budgets and, as a result, our revenues have decreased.

Direct Operating Costs:

Direct operating costs were $70,138 for the three months ended March 31, 2010 compared to $181,072 for the three months ended March 31, 2009, a decrease of $110,934 or 61%. Our direct operating costs in 2010 decreased due to a decrease in the production costs for our audio/video content, much of which was paid in common stock in lieu of cash. During the three months ending March 31, 2010 we issued 550,000 shares of common stock valued at $33,000, while in the same period in 2009 we issued 605,500 shares valued at $78,715 for video production services. In 2010 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs.

General and Administrative:

General and administrative expenses were $125,192 for the three months ended March 31, 2010 compared to $126,114 for the three months ended March 31, 2009, a decrease of $922 or approximately 1%. The decrease in general and administrative expense for the three months ended March 31, 2010 compared to 2009 was minimal and in the future we expect to continue to reduce our general and administrative costs.

Salaries and Wages:

Salaries and wage expense was $80,083 for the three months ended March 31, 2010 compared to $241,443 for the three months ended March 31, 2009, a decrease of $161,360 or 67%. The Company recorded non-cash payments on accrued salaries and wages totaling $54,884 and $181,793, during the three months ended March 31, 2010 and 2009, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of the value of common stock, recorded at fair value, issued to employees of $45,000 and $14,300 for the three months ended March 31, 2010 and 2009, respectively, as well as, common stock options, recorded at fair value of $9,884 and $167,493 for the three months ended March 31, 2010 and 2009, respectively. Salaries and wage expenses decreased for the three months ended March 31, 2010 compared to 2009 primarily because of a decrease in the issuance of common stock options to Officers, and the unpaid leave of absence taken by the Company’s President of Programming during 2010.

Board of Director Services:

Board of director services expense was $17,399 for the three months ended March 31, 2010 compared to $38,922 for the three months ended March 31, 2009, a decrease of $21,523 or 55%. Board of director services decreased for the three months ended March 31, 2010 compared to 2009 due to a decrease in the compensation for board services, which included the issuance of common stock, as well as, common stock options. During the three months ended March 31, 2010 and 2009, the Company recorded non-cash expenses for consulting services totaling $17,399 and $38,922, respectively. The non-cash expenses consisted of the value of common stock and common stock options, recorded at fair value, issued to board members.

Rent:

Rent expense was $8,000 and $18,749 for the three months ended March 31, 2010 and 2009, respectively. Our rent expense decreased by $10,749, or 57%, as a result of the relocation of our office and the elimination of our sound stage warehouse subsequent to March 31, 2009. With the further reduction of rents due to the elimination of a storage facility, we expect our quarterly rent expense will be $6,000 for the foreseeable future.

Depreciation and Amortization:

Depreciation and amortization expense was $152 the three months ended March 31, 2010 compared to $152 for the three months ended March 31, 2009.

Net Operating Loss:

Net operating loss for the three months ended March 31, 2010 was $280,222 or ($0.01) per share compared to a net operating loss of $576,097 for the three months ended March 31, 2009, or ($0.02) per share, a decrease of $295,875 or 51%. Net operating loss decreased primarily as a result of our decreased non-cash officer salaries and decreased direct operating costs in 2010 compared to 2009.

Net Loss:

The net loss for the three months ended March 31, 2010 was $268,988 compared to a net loss of $606,462 for the three months ended March 31, 2009, a decreased net loss of $337,474 or 56%. Net loss decreased primarily as a result of our decreased non-cash officer salaries and decreased direct operating costs in 2010 compared to 2009, as well as, $12,290 of debt forgiveness income in 2010 that was not recognized in 2009 and a decrease in interest expense of $29,309 due to notes payable that were converted prior to 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2010 compared to March 31, 2009.

	March 31, 2010	March 31, 2009
Total Assets	$7,727	$13,546

Accumulated (Deficit)	$(18,127,225)	$(16,505,626)

Stockholders’ (Deficit)	$(856,253)	$(1,336,299)

Working Capital (Deficit)	$(832,174)	$(1,312,830)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At March 31, 2010, we had a negative working capital position of $(832,174). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice in 2010. In the three months ending March 31, 2010, the Company issued 4,311,199 shares of common stock valued at $211,980 in lieu of cash payments to employees and outside consultants. In the three months ending March 31, 2009, the Company issued 1,295,500 shares of common stock valued at $168,415 in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2010.

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

Inherent Limitations of Internal Controls

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

Item 1A. Risk Factors

There has been no change in the Company's risk factors since the Company’s Annual Report on Form 10-K filed with the SEC on April 7, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2010 the Company issued 200,000 shares of restricted common stock to a consultant for web development services provided. The total fair value of the common stock was $12,000.

On January 8, 2010 the Company issued 100,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $6,000.

On March 1, 2010 the Company issued 400,000 shares of common stock, along with warrants to purchase 200,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 200,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $20,000. In addition, $10,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor.

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

On March 1, 2010 the Company issued 100,000 shares of restricted common stock to the Company’s CEO as prepaid compensation for service on the board of directors in 2010. The fair value of the common stock in total was $5,000.

On March 1, 2010 the Company issued 100,000 shares of restricted common stock to the Company’s President of Programming as prepaid compensation for service on the board of directors in 2010. The fair value of the common stock in total was $5,000.

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

On March 1, 2010 the Company granted 100,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to the Company’s CEO. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0892, was $8,922.

On March 1, 2010 the Company granted 100,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to the Company’s President of Programming. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0892, was $8,922.

On March 1, 2010 the Company granted 100,000 cashless stock options as compensation for service on the board of directors in 2010 to one of its directors. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0892, was $8,922.

On March 1, 2010 the Company granted 75,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to one of its directors. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0892, was $6,691.

On March 1, 2010 the Company issued 400,000 shares of common stock, along with warrants to purchase 200,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 200,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $20,000. In addition, $10,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor.

On March 11, 2010 the Company issued 400,000 shares of common stock, along with warrants to purchase 200,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 200,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $20,000. In addition, $10,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor.

On March 23, 2010 the Company received $30,000 in exchange for a subscription payable for 600,000 shares of common stock, along with warrants to purchase 300,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 300,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor. In addition, $21,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor. The shares remain unissued as of the date of this report.

Subsequent issuances:
On April 1, 2010 the Company issued 600,000 shares of common stock, along with warrants to purchase 300,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 300,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $30,000. In addition, $15,000 of the proceeds was used to pay for services performed by the vendor.

On April 22, 2010 the Company issued 1,500,000 shares of restricted common stock to a consultant for work related to the production of a television series. The total fair value of the common stock was $6,000.

On April 22, 2010 the Company issued 50,000 shares of restricted common stock to a consultant for web development services provided. The total fair value of the common stock was $5,000.

On April 22, 2010 the Company issued 175,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $17,500.

On April 22, 2010 the Company issued 100,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $10,000.

On April 22, 2010 the Company issued 300,000 shares of restricted common stock to a consultant for web development services provided. The total fair value of the common stock was $30,000.

On April 22, 2010 the Company issued 125,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock on April 22, 2010 was $12,500.

On April 26, 2010 the Company issued 600,000 shares of restricted common stock that had been previously authorized and unissued.

On April 29, 2010 the Company issued 560,000 shares of common stock, along with warrants to purchase 280,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 280,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $28,000. In addition, $16,000 of the proceeds was used to pay for services performed by the vendor.

Item 3. Defaults Upon Senior Securities

None

Item 4. Other Information

None

Item 5. Exhibits

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

Date: May 12, 2010

Players Network

/S/ Mark Bradley
Mark Bradley
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)