Form 10-Q
period 2010-06-30
PLAYERS NETWORK
filed 2010-08-13
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______to _________.

Commission file number: 000-29363

PLAYERS NETWORK
(Exact name of registrant as specified in its charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1771 E. Flamingo Road, #202-A Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

(702) 734-3457
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

The number of shares outstanding of the Registrant’s Common Stock on August 5, 2010 was 58,074,226.

PLAYERS NETWORK
FORM 10-Q
Quarterly Period Ended June 30, 2010

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

Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer specifically to Players Network.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Players Network Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash	$31,908	$-
Prepaid expenses	-	1,000
Accounts receivable, net of allowance for
doubtful accounts of $5,000	9,350	3,500
Total current assets	41,258	4,500

Fixed assets, net	768	1,073

Total Assets	$42,026	$5,573

Liabilities and Stockholders' (Deficit)

Current liabilities:
Checks written in excess of available funds	$-	$1,719
Deferred revenues	6,273	5,000
Accounts payable	538,533	515,981
Accrued expenses	384,573	342,651
Current maturities of long term debt	-	3,000
Total current liabilities	929,379	868,351

Long term debt	25,000	25,000

Total Liabilities	954,379	893,351

Stockholders' (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares
authorized; 2,000,000 shares issued and outstanding
at June 30, 2010 and December 31, 2009	2,000	2,000
Common stock, $0.001 par value, 150,000,000 shares
authorized; 57,433,638 and 48,784,659 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	57,434	48,785
Additional paid-in capital	17,606,538	16,919,674
Accumulated (deficit)	(18,578,325)	(17,858,237)
Total Stockholders' (Deficit)	(912,353)	(887,778)

Total Liabilities and Stockholders' (Deficit)	$42,026	$5,573

Players Network Condensed Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Network	$4,330	$10,563	$5,472	$25,283
Production and other	22,217	6,150	41,817	21,785
Total revenue	26,547	16,713	47,289	47,068

Expenses:
Direct operating costs	326,386	84,489	396,524	265,561
General and administrative	87,701	164,721	212,893	265,835
Officer salaries	37,500	105,000	94,884	360,493
Salaries and wages	18,980	9,350	41,679	20,300
Board of director services	-	-	17,399	38,922
Rent	6,000	18,750	14,000	37,499
Depreciation and amortization	153	153	305	305
Total operating expenses	476,720	382,463	777,684	988,915

Net operating (loss)	(450,173)	(365,750)	(730,395)	(941,847)

Other income (expense):
Interest expense	(927)	(25,214)	(1,983)	(55,579)
Forgiveness of debt	-	-	12,290	-
Total other income (expense)	(927)	(25,214)	10,307	(55,579)

Net (loss)	$(451,100)	$(390,964)	$(720,088)	$(997,426)

Weighted average number of
common shares outstanding - basic and fully diluted	56,597,434	38,794,717	53,923,298	37,683,431

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Players Network Condensed Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30,
	2010	2009
Cash flows from operating activities
Net (loss)	$(720,088)	$(997,426)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation and amortization expense	305	305
Amortization of beneficial conversion feature	-	21,112
Stock issued for services	373,020	276,916
Stock issued for compensation, related party	66,250	194,931
Stock issued for financing cost	-	20,178
(Gain) loss on stock issued for debt	(12,290)	-
Options and warrants granted for services	18,533	186,915
Decrease (increase) in assets:
Prepaid expenses and other current assets	1,000	-
Accounts receivable	(5,850)	41,170
Increase (decrease) in liabilities:
Checks written in excess of deposits	(1,719)	(2,176)
Deferred revenues	1,273	-
Accounts payable	84,552	139,592
Accrued expenses	41,922	58,572
Net cash used in operating activities	(153,092)	(59,911)

Cash flows from financing activities
Proceeds from long term debt	2,300	2,500
Repayment of long term debt	(5,300)	-
Proceeds from sale of common stock	188,000	62,000
Net cash provided by financing activities	185,000	64,500

Net increase in cash	31,908	4,589
Cash - beginning	-	-
Cash - ending	$31,908	$4,589

Supplemental disclosures:
Interest paid	$986	$2,305
Income taxes paid	$-	$-

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

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($18,578,325), and as of June 30, 2010, the Company’s current liabilities exceeded its current assets by $888,121 and its total liabilities exceeded its total assets by $912,353. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party

Officers
On March 1, 2010 the Company issued 700,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock was $35,000 based on the closing price of the Company’s common stock on the date of grant.

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

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On March 1, 2010 the Company issued 100,000 shares of restricted common stock to the Company’s CEO as prepaid compensation for service on the board of directors in 2010. The fair value of the common stock in total was $5,000 based on the closing price of the Company’s common stock on the date of grant.

On March 1, 2010 the Company issued 100,000 shares of restricted common stock to the Company’s President of Programming as prepaid compensation for service on the board of directors in 2010. The fair value of the common stock in total was $5,000 based on the closing price of the Company’s common stock on the date of grant.

On April 22, 2010 the Company issued 125,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock was $12,500 based on the closing price of the Company’s common stock on the date of grant.

Officer compensation expense was $94,884 and $360,493 at June 30, 2010 and 2009, respectively. The balance owed was $21,506 and $6,460 at June 30, 2010 and December 31, 2009, respectively.

Board of Directors
On March 1, 2010 the Company issued 100,000 shares of restricted common stock as prepaid compensation for service on the board of directors in 2010 to one of its directors. The fair value of the common stock in total was $5,000 based on the closing price of the Company’s common stock on the date of grant.

On March 1, 2010 the Company issued 75,000 shares of restricted common stock as prepaid compensation for service on the board of directors in 2010 to one of its directors. The fair value of the common stock in total was $3,750 based on the closing price of the Company’s common stock on the date of grant.

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

Significant Vendor
On March 1, 2010 the Company issued 994,199 shares of restricted common stock to the Company’s major vendor as payment on outstanding accounts payable invoices in the total amount of $62,000. The total fair value of the common stock was $49,710 based on the closing price of the Company’s common stock on the date of grant, resulting in debt forgiveness of $12,290.

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

On March 23, 2010 the Company received $30,000 in exchange for a subscription payable for 600,000 shares of common stock, along with warrants to purchase 300,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 300,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor. In addition, $21,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor. The shares were subsequently issued on April 26, 2010.

On April 1, 2010 the Company issued 600,000 shares of common stock, along with warrants to purchase 300,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 300,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $30,000. In addition, $15,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On April 29, 2010 the Company issued 560,000 shares of common stock, along with warrants to purchase 280,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 280,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $28,000. In addition, $16,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor.

On June 9, 2010 the Company issued 200,000 shares of common stock, along with warrants to purchase 100,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 100,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $10,000. In addition, $7,500 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor.

Note 4 – Accrued Expenses

As of June 30, 2010 and December 31, 2009 accrued expenses included the following:

	June 30,	December 31,
	2010	2009

Customer Deposits	$26,000	$13,500
Accrued Payroll, Officer	21,506	6,460
Accrued Payroll and Payroll Taxes	333,434	320,055
Accrued Interest	3,633	2,636
	$384,573	$342,651

Note 5 – Long Term Debt

Long-term debt consists of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

8% unsecured convertible debentures, due in September of 2011, convertible into 500,000 shares of common stock at any time prior to maturity based on a conversion price of $0.05 per share. Accrued interest is convertible as well at a conversion price of $0.05 per share.	$25,000	$25,000
Unsecured demand note due to a related party.	-	3,000
Total debt	25,000	28,000
Less: current portion	-	3,000
Long-term debt, less current portion	$25,000	$25,000

Future maturities of long-term debt are as follows as of June 30, 2010:

2010	$-
2011	25,000
Thereafter	-
$25,000

Accrued interest on the above convertible notes totaled $3,633 and $2,636 at June 30, 2010 and December 31, 2009, respectively.

Interest expense totaled $1,983 and $55,579 for the six months ended June 30, 2010 and 2009, respectively, of which $986 and $2,305, respectively, was incurred from credit card finance charges and accounts payable finance charges.

According to the terms of the Convertible Promissory Note, the estimated number of shares of common stock that would be received upon conversion of the outstanding principal and accrued interest was 572,657 shares at June 30, 2010.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

Note 6 – Stockholders’ Equity

Preferred stock
No preferred shares were authorized or issued during the six months ended June 30, 2010.

Stock issuances
On January 8, 2010 the Company issued 150,000 shares of free trading common stock to a consultant for video production services rendered. The total fair value of the common stock was $9,000 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2010 the Company issued 200,000 shares of free trading common stock to a consultant for website development services provided. The total fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2010 the Company issued 50,000 shares of free trading common stock to a consultant for administrative services provided. The total fair value of the common stock was $3,000 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2010 the Company issued 100,000 shares of free trading common stock to a consultant for accounting services provided. The total fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2010 the Company issued 100,000 shares of free trading common stock to a consultant for business development services provided. The total fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2010 the Company issued 100,000 shares of free trading common stock to a law firm for legal services provided. The total fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2010 the Company issued 500,000 shares of free trading common stock to a consultant for business development services provided. The total fair value of the common stock was $30,000 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2010 the Company issued 67,000 shares of free trading common stock to a law firm for legal services provided. The total fair value of the common stock was $4,020 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2010 the Company issued 50,000 shares of free trading common stock to an employee for administrative services provided. The total fair value of the common stock was $3,000 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2010 the Company issued 25,000 shares of free trading common stock to an employee for administrative services provided. The total fair value of the common stock was $1,500 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2010 the Company issued 200,000 shares of restricted common stock to a consultant for website development services provided. The total fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2010 the Company issued 100,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant.

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

On March 1, 2010 the Company issued 994,199 shares of restricted common stock to the Company’s major vendor as payment on outstanding accounts payable invoices in the total amount of $62,000. The total fair value of the common stock was $49,710 based on the closing price of the Company’s common stock on the date of grant, resulting in debt forgiveness of $12,290.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On March 1, 2010 the Company issued 700,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock was $35,000 based on the closing price of the Company’s common stock on the date of grant.

On March 1, 2010 the Company issued 100,000 shares of free trading common stock to a consultant for accounting services provided. The total fair value of the common stock was $5,000 based on the closing price of the Company’s common stock on the date of grant.

On March 1, 2010 the Company issued 100,000 shares of restricted common stock to the Company’s CEO as prepaid compensation for service on the board of directors in 2010. The fair value of the common stock in total was $5,000 based on the closing price of the Company’s common stock on the date of grant.

On March 1, 2010 the Company issued 100,000 shares of restricted common stock to the Company’s President of Programming as prepaid compensation for service on the board of directors in 2010 to one of its directors. The fair value of the common stock in total was $5,000 based on the closing price of the Company’s common stock on the date of grant.

On March 1, 2010 the Company issued 100,000 shares of restricted common stock as prepaid compensation for service on the board of directors in 2010. The fair value of the common stock in total was $5,000 based on the closing price of the Company’s common stock on the date of grant.

On March 1, 2010 the Company issued 75,000 shares of restricted common stock as prepaid compensation for service on the board of directors in 2010 to one of its directors. The fair value of the common stock in total was $3,750 based on the closing price of the Company’s common stock on the date of grant.

On March 1, 2010 the Company issued 100,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $5,000 based on the closing price of the Company’s common stock on the date of grant.

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

On March 23, 2010 the Company received $30,000 in exchange for a subscription payable for 600,000 shares of common stock, along with warrants to purchase 300,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 300,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor. In addition, $21,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor. The shares were subsequently issued on April 26, 2010.

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

On April 22, 2010 the Company issued 1,500,000 shares of restricted common stock to a consultant for work related to the production of a television series. The total fair value of the common stock was $150,000 based on the closing price of the Company’s common stock on the date of grant.

On April 22, 2010 the Company issued 20,000 shares of free trading common stock for legal services provided. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On April 22, 2010 the Company issued 40,000 shares of free trading common stock to a consultant for website development services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

On April 22, 2010 the Company issued 25,000 shares of free trading common stock to a consultant for website development services provided. The total fair value of the common stock was $2,500 based on the closing price of the Company’s common stock on the date of grant.

On April 22, 2010 the Company issued 50,000 shares of restricted common stock to a consultant for website development services provided. The total fair value of the common stock was $5,000 based on the closing price of the Company’s common stock on the date of grant.

On April 22, 2010 the Company issued 175,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $17,500 based on the closing price of the Company’s common stock on the date of grant.

On April 22, 2010 the Company issued 100,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $10,000 based on the closing price of the Company’s common stock on the date of grant.

On April 22, 2010 the Company issued 125,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock was $12,500 based on the closing price of the Company’s common stock on the date of grant.

On April 22, 2010 the Company issued 300,000 shares of restricted common stock to a consultant for website development services provided. The total fair value of the common stock was $30,000 based on the closing price of the Company’s common stock on the date of grant.

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

On May 25, 2010 the Company issued 40,000 shares of free trading common stock to a consultant for website development services provided. The total fair value of the common stock was $6,800 based on the closing price of the Company’s common stock on the date of grant.

On May 25, 2010 the Company issued 80,000 shares of free trading common stock to a consultant for website development services provided. The total fair value of the common stock was $13,600 based on the closing price of the Company’s common stock on the date of grant.

On June 9, 2010 the Company issued 200,000 shares of common stock, along with warrants to purchase 100,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 100,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $10,000. In addition, $7,500 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor.

On June 9, 2010 the Company issued 111,112 shares of common stock, along with warrants to purchase 111,112 shares at $0.25 per share, exercisable for 24 months in exchange for cash proceeds of $20,000.

On June 9, 2010 the Company issued 83,334 shares of common stock, along with warrants to purchase 83,334 shares at $0.25 per share, exercisable for 24 months in exchange for cash proceeds of $15,000.

On June 9, 2010 the Company issued 27,778 shares of common stock, along with warrants to purchase 27,778 shares at $0.25 per share, exercisable for 24 months in exchange for cash proceeds of $5,000.

On June 9, 2010 the Company issued 55,556 shares of common stock, along with warrants to purchase 55,556 shares at $0.25 per share, exercisable for 24 months in exchange for cash proceeds of $10,000.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On June 11, 2010 the Company issued 5,000 shares of restricted common stock to a consultant for website development services provided. The total fair value of the common stock was $1,100 based on the closing price of the Company’s common stock on the date of grant.

On June 11, 2010 the Company issued 100,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $22,000 based on the closing price of the Company’s common stock on the date of grant.

Stock cancellations
On January 8, 2010 the Company cancelled 100,000 shares for non-performance of services.

On June 11, 2010 the Company cancelled 760,000 shares for non-performance of services.

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

On April 1, 2010 the Company issued warrants to purchase 300,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 300,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $30,000 in conjunction with the sale of 600,000 shares of common stock.

On April 29, 2010 the Company issued warrants to purchase 280,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 280,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $28,000 in conjunction with the sale of 560,000 shares of common stock.

On June 10, 2010 the Company issued warrants to purchase 100,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 100,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $10,000 in conjunction with the sale of 200,000 shares of common stock.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On June 10, 2010 the Company issued warrants to purchase 111,112 shares at $0.25 per share, exercisable for 24 months in exchange for cash proceeds of $20,000 in conjunction with the sale of 111,112 shares of common stock.

On June 10, 2010 the Company issued warrants to purchase 83,334 shares at $0.25 per share, exercisable for 24 months in exchange for cash proceeds of $15,000 in conjunction with the sale of 83,334 shares of common stock.

On June 10, 2010 the Company issued warrants to purchase 27,778 shares at $0.25 per share, exercisable for 24 months in exchange for cash proceeds of $50,000 in conjunction with the sale of 27,778 shares of common stock.

On June 10, 2010 the Company issued warrants to purchase 55,556 shares at $0.25 per share, exercisable for 24 months in exchange for cash proceeds of $10,000 in conjunction with the sale of 55,556 shares of common stock.

Options and Warrants Cancelled
No options or warrants were cancelled during the six months ended June 30, 2010.

Options and Warrants Expired
During the six months ended June 30, 2010, a total of 1,010,000 options that were outstanding as of December 31, 2009 expired.

Options Exercised
No options were exercised during the six months ended June 30, 2010.

The following is a summary of information about the Stock Options outstanding at June 30, 2010.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 0.10 - $1.00	12,232,780	2.19 years	$ 0.23	12,232,780	$ 0.23

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	June 30,	June 30,
	2010	2009

Average risk-free interest rates	2.62%	2.05%
Average expected life (in years)	3	3
Volatility	308%	294%

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

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the six months ended June 30, 2010 was approximately $0.31 per option, and during the six months ended June 30, 2009 was approximately $0.20 per option.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2009	9,830,000	$0.23
Options expired	(1,010,000)	(0.42)
Options cancelled	-0-	-0-
Options granted	3,412,780	0.31
Options exercised	-0-	-0-

Balance, June 30, 2010	12,232,780	0.23

Exercisable, June 30, 2010	12,232,780	$0.23

Note 8 – Subsequent Events

Stock issuances

On July 19, 2010 the Company issued 40,000 shares of free trading common stock to a law firm for legal services provided. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant.

On July 19, 2010 the Company issued 50,000 shares of free trading common stock to a consultant for website development services provided. The total fair value of the common stock was $10,000 based on the closing price of the Company’s common stock on the date of grant.

On July 19, 2010 the Company issued 50,000 shares of free trading common stock to a consultant for website development services provided. The total fair value of the common stock was $10,000 based on the closing price of the Company’s common stock on the date of grant.

On July 19, 2010 the Company issued 75,000 shares of free trading common stock to a law firm for legal services provided. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

On July 19, 2010 the Company issued 30,000 shares of free trading common stock to a consultant for video production services provided. The total fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant.

On July 19, 2010 the Company issued 70,588 shares of restricted common stock to the Company’s major vendor as payment on outstanding accounts payable invoices in the total amount of $12,000. The total fair value of the common stock was $14,118 based on the closing price of the Company’s common stock on the date of grant, resulting in an additional expense of $2,118.

On July 19, 2010 the Company issued 100,000 shares of restricted common stock to a consultant for website development services provided. The total fair value of the common stock was $20,000 based on the closing price of the Company’s common stock on the date of grant.

On July 19, 2010 the Company issued 50,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $10,000 based on the closing price of the Company’s common stock on the date of grant.

On July 19, 2010 the Company issued 50,000 shares of free trading common stock to a consultant for accounting services provided. The total fair value of the common stock was $10,000 based on the closing price of the Company’s common stock on the date of grant.

On July 19, 2010 the Company issued 125,000 shares of restricted common stock to its CEO for unpaid compensation. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

Options granted

On July 19, 2010 the Company granted 1,500,000 cashless stock options as a bonus to the Company’s CEO. The options are exercisable until July 18, 2014 at an exercise price of $0.22 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 483% and a call option value of $0.1999, was $299,803.

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

The Company’s television channels consist of original programming that is distributed over its own video on demand (“VOD”) Channels to approximately 24,000,000 homes over Comcast, DirecTV, AT&T, Verizon, Dish Network and its own Broadband Network, as well as, Hulu, Blinkx, Google, YouTube and Yahoo Video, for DVD home video, mobile platforms, and through worldwide television syndication. Players Network has a thirteen year history of providing consumers with quality ‘Gaming and Las Vegas Lifestyle’ video content.

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

Results of Operations for the Three Months Ended June 30, 2010 and June 30, 2009:

	For the Three Months Ended June 30,		Increase /
	2010	2009	(Decrease)

Revenues	$26,547	$16,713	$9,834

Direct operating costs	326,386	84,489	241,897
General and administrative	87,701	164,721	(77,020)
Salaries and wages	56,480	114,350	(57,870)
Board of director services	-	-	-
Rent	6,000	18,750	(12,750)
Depreciation and amortization	153	153	-

Total Operating Expenses	476,720	382,463	94,257

Net Operating (Loss)	(450,173)	(365,750)	(84,423)

Total other income (expense)	(927)	(25,214)	24,287

Net (Loss)	$(451,100)	$(390,964)	$(60,136)

Revenues:

During the three months ended June 30, 2010 and 2009, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the three months ended June 30, 2010 were $26,547 compared to revenues of $16,713 in the three months ended June 30, 2009, an increase in revenues of $9,834, or 59%. Revenues from networks were down significantly in the three months ended June 30, 2009 due to a significant reduction in advertising spending and slow acceptance of the Company’s media content. Production revenues increased by 261% due to a short term project started in 2010 to develop media content for a local adventure sport business, and a three year distribution agreement we entered into on April 19, 2010 with a company in Greece to distribute our audio/video content for $150,000 per year.

Direct Operating Costs:

Direct operating costs were $326,386 for the three months ended June 30, 2010 compared to $84,489 for the three months ended June 30, 2009, an increase of $241,897, or 286%. Our direct operating costs in 2010 increased due to an increase in the production costs for our audio/video content, much of which was paid in common stock in lieu of cash. During the three months ending June 30, 2010 we issued 2,140,000 shares of common stock valued at $268,000, while in the same period in 2009 we issued 455,000 shares valued at $53,500 for video production services. In 2010 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs.

General and Administrative:

General and administrative expenses were $87,701 for the three months ended June 30, 2010 compared to $164,721 for the three months ended June 30, 2009, a decrease of $77,020, or 47%. The decrease in general and administrative expense for the three months ended June 30, 2010 compared to 2009 was due to hiring employees to handle administrative tasks that were previously outsourced to independent contractors, along with reductions in legal and professional fees. In the future we expect to continue to reduce our general and administrative costs.

Salaries and Wages:

Salaries and wage expense was $56,480 for the three months ended June 30, 2010 compared to $114,350 for the three months ended June 30, 2009, a decrease of $57,870, or 51%. The Company recorded non-cash payments on accrued salaries and wages totaling $12,500 and $155,631, during the three months ended June 30, 2010 and 2009, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of the value of common stock, recorded at fair value, issued to employees of $12,500 and $145,631 for the three months ended June 30, 2010 and 2009, respectively, as well as, common stock options, recorded at fair value of $-0- and $10,000 for the three months ended June 30, 2010 and 2009, respectively. Salaries and wage expenses decreased for the three months ended June 30, 2010 compared to 2009 primarily because of a decrease in the issuance of common stock options to officers, and the unpaid leave of absence taken by the Company’s President of Programming during 2010.

Rent:

Rent expense was $6,000 and $18,750 for the three months ended June 30, 2010 and 2009, respectively. Our rent expense decreased by $12,750, or 68%, as a result of the relocation of our office and the elimination of our sound stage warehouse subsequent to June 30, 2009. We expect our quarterly rent expense will be $6,000 for the foreseeable future.

Depreciation and Amortization:

Depreciation and amortization expense was $153 the three months ended June 30, 2010 compared to $153 for the three months ended June 30, 2009.

Net Operating Loss:

Net operating loss for the three months ended June 30, 2010 was $450,173, or $0.01 per share, compared to a net operating loss of $365,750 for the three months ended June 30, 2009, or $0.01 per share, a decrease of $84,423, or 23%. Net operating loss increased primarily as a result of our increased non-cash direct operating costs in 2010 compared to 2009. We increased production to meet our new demands with regard to our distribution agreement in Greece and expensed these costs as incurred.

Net Loss:

The net loss for the three months ended June 30, 2010 was $451,100 compared to a net loss of $390,964 for the three months ended June 30, 2009, an increased net loss of $60,136, or 15%. Net loss increased primarily as a result of our decreased non-cash officer salaries and decreased direct operating costs in 2010 compared to 2009, as well as, our increased non-cash direct operating costs incurred with respect to the development of audio/video content for our distribution agreement in Greece during 2010 compared to 2009.

Results of Operations for the Six Months Ended June 30, 2010 and June 30, 2009:

	For the Six Months Ended June 30,		Increase /
	2010	2009	(Decrease)

Revenues	$47,289	$47,068	$221

Direct operating costs	396,524	265,561	130,963
General and administrative	212,893	265,835	(52,942)
Salaries and wages	136,563	380,793	(244,230)
Board of director services	17,399	38,922	(21,523)
Rent	14,000	37,499	(23,499)
Depreciation and amortization	305	305	-

Total Operating Expenses	777,684	988,915	(211,231)

Net Operating (Loss)	(730,395)	(941,847)	211,452

Total other income (expense)	10,307	(55,579)	65,886

Net (Loss)	$(720,088)	$(997,426)	$277,338

Revenues:

During the six months ended June 30, 2010 and 2009, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the six months ended June 30, 2010 were $47,289 compared to revenues of $47,068 in the six months ended June 30, 2009, a minimal increase in revenues of $221, or 1%.

Direct Operating Costs:

Direct operating costs were $396,524 for the six months ended June 30, 2010 compared to $265,561 for the six months ended June 30, 2009, a decrease of $130,963, or 49%. Our direct operating costs in 2010 increased due to an increase in the production costs for our audio/video content, much of which was paid in common stock in lieu of cash, and expensed as incurred, rather than capitalized. During the six months ending June 30, 2010 we issued 2,690,000 shares of common stock valued at $301,000, while in the same period in 2009 we issued 1,060,500 shares valued at $132,215 for video production services. In 2010 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs. Due to uncertainty in the valuation of our audio/video library, and the costs involved in obtaining an independent valuation study, we expense our audio/video development costs as incurred.

General and Administrative:

General and administrative expenses were $212,893 for the six months ended June 30, 2010 compared to $265,835 for the six months ended June 30, 2009, a decrease of $52,942, or 20%. The decrease in general and administrative expense for the six months ended June 30, 2010 compared to 2009 was primarily due to reductions in overhead associated with our move to a smaller office location in late 2009, and hiring employees to handle administrative tasks that were previously outsourced to independent contractors. We expect to continue to reduce our general and administrative costs.

Salaries and Wages:

Salaries and wage expense was $136,563 for the six months ended June 30, 2010 compared to $380,793 for the six months ended June 30, 2009, a decrease of $244,230, or 64%. The Company recorded non-cash payments on accrued salaries and wages totaling $71,884 and $326,124, during the six months ended June 30, 2010 and 2009, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of the value of common stock, recorded at fair value, issued to employees of $62,000 and $158,631 for the six months ended June 30, 2010 and 2009, respectively, as well as, common stock options, recorded at fair value of $9,884 and $167,493 for the six months ended June 30, 2010 and 2009, respectively. Salaries and wage expenses decreased for the six months ended June 30, 2010 compared to 2009 primarily because of a decrease in the issuance of common stock options to Officers, and the unpaid leave of absence taken by the Company’s President of Programming during 2010.

Board of Director Services:

Board of director services expense was $17,399 for the six months ended June 30, 2010 compared to $38,922 for the six months ended June 30, 2009, a decrease of $21,523, or 55%. Board of director services decreased for the six months ended June 30, 2010 compared to 2009 due to a decrease in the compensation for board services, which included the issuance of common stock, as well as, common stock options. During the six months ended June 30, 2010 and 2009, the Company recorded non-cash expenses for consulting services totaling $17,399 and $38,922. The non-cash expenses consisted of the value of common stock and common stock options, recorded at fair value, issued to board members.

Rent:

Rent expense was $14,000 and $38,922 for the six months ended June 30, 2010 and 2009, respectively. Our rent expense decreased by $21,523, or 55%, as a result of the relocation of our office and the elimination of our sound stage warehouse subsequent to June 30, 2009. We expect our quarterly rent expense will be $6,000 for the foreseeable future.

Depreciation and Amortization:

Depreciation and amortization expense was $305 the six months ended June 30, 2010 compared to $305 for the six months ended June 30, 2009.

Net Operating Loss:

Net operating loss for the six months ended June 30, 2010 was $730,395, or $0.01 per share, compared to a net operating loss of $941,847 for the six months ended June 30, 2009, or $0.02 per share, a decrease of $211,452, or 22%. Net operating loss decreased primarily as a result of our decreased non-cash officer salaries in 2010 compared to 2009.

Net Loss:

The net loss for the six months ended June 30, 2010 was $720,088 compared to a net loss of $997,426 for the six months ended June 30, 2009, a decreased net loss of $277,338, or 28%. Net loss decreased primarily as a result of our decreased non-cash officer salaries in 2010 compared to 2009, as well as, $12,290 of debt forgiveness income in 2010 that was not recognized in 2009, and a decrease in interest expense of $53,596 due to notes payable that were converted prior to 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2010 compared to June 30, 2009.

	June 30, 2010	June 30, 2009

Total Assets	$42,026	$9,467

Accumulated (Deficit)	$(18,578,325)	$(16,896,590)

Stockholders’ (Deficit)	$(912,353)	$(1,352,624)

Working Capital (Deficit)	$(888,121)	$(1,329,002)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At June 30, 2010, we had $31,908 in cash and a negative working capital position of $(888,121).   As we attempt to expand operational activities and develop our audio/video library, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice. In the six months ending June 30, 2010, the Company issued 6,471,199 shares of common stock valued at $488,980 in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2010.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of Internal Controls

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2010 the Company issued 600,000 shares of restricted common stock, along with warrants to purchase 300,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 300,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $30,000. In addition, $15,000 of the proceeds was used to pay for services performed by the vendor.

On April 22, 2010 the Company issued 1,500,000 shares of restricted common stock to a consultant for work related to the production of a television series. The total fair value of the common stock was $150,000 based on the closing price of the Company’s common stock on the date of grant.

On April 22, 2010 the Company issued 50,000 shares of restricted common stock to a consultant for website development services provided. The total fair value of the common stock was $5,000 based on the closing price of the Company’s common stock on the date of grant.

On April 22, 2010 the Company issued 175,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $17,500 based on the closing price of the Company’s common stock on the date of grant.

On April 22, 2010 the Company issued 100,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $10,000 based on the closing price of the Company’s common stock on the date of grant.

On April 22, 2010 the Company issued 125,000 shares of restricted common stock to its CEO for unpaid compensation. The total fair value of the common stock was $12,500 based on the closing price of the Company’s common stock on the date of grant.

On April 22, 2010 the Company issued 300,000 shares of restricted common stock to a consultant for website development services provided. The total fair value of the common stock was $30,000 based on the closing price of the Company’s common stock on the date of grant.

On April 29, 2010 the Company issued 560,000 shares of restricted common stock, along with warrants to purchase 280,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 280,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $28,000. In addition, $16,000 of the proceeds was used to pay for services performed by the vendor.

On June 9, 2010 the Company issued 200,000 shares of restricted common stock, along with warrants to purchase 100,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 100,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $10,000. In addition, $7,500 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor.

On June 9, 2010 the Company issued 111,112 shares of restricted common stock, along with warrants to purchase 111,112 shares at $0.25 per share, exercisable for 24 months in exchange for cash proceeds of $20,000.

On June 9, 2010 the Company issued 83,334 shares of restricted common stock, along with warrants to purchase 83,334 shares at $0.25 per share, exercisable for 24 months in exchange for cash proceeds of $15,000.

On June 9, 2010 the Company issued 27,778 shares of restricted common stock, along with warrants to purchase 27,778 shares at $0.25 per share, exercisable for 24 months in exchange for cash proceeds of $5,000.

On June 9, 2010 the Company issued 55,556 shares of restricted common stock, along with warrants to purchase 55,556 shares at $0.25 per share, exercisable for 24 months in exchange for cash proceeds of $10,000.

On June 11, 2010 the Company issued 5,000 shares of restricted common stock to a consultant for website development services provided. The total fair value of the common stock was $1,100 based on the closing price of the Company’s common stock on the date of grant.

On June 11, 2010 the Company issued 100,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $22,000 based on the closing price of the Company’s common stock on the date of grant.

The above securities were issued pursuant to the exemption to registration provided in Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

Sale of Unregistered Securities

The information provided in Item 2 of this Quarterly Report is incorporated herein by reference.

Securities Issued to Officers and Directors

The Company has made the following securities issuances to its directors and officers:

Officers

On March 1, 2010 the Company issued 700,000 shares of common stock to its CEO for unpaid compensation.

On March 1, 2010 the Company granted 100,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to the Company’s CEO. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share.

On March 1, 2010 the Company granted 100,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to the Company’s Michael Berk. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share.

On March 1, 2010 the Company issued 100,000 shares of restricted common stock to the Company’s CEO as prepaid compensation for service on the board of directors in 2010.

On March 1, 2010 the Company issued 100,000 shares of restricted common stock to Michael Berk as prepaid compensation for service on the board of directors in 2010.

On April 22, 2010 the Company issued 125,000 shares of common stock to its CEO for unpaid compensation.

On July 19, 2010 the Company issued 125,000 shares of restricted common stock to its CEO for unpaid compensation.

On July 19, 2010 the Company granted 1,500,000 cashless stock options as a bonus to the Company’s CEO. The options are exercisable until July 18, 2014 at an exercise price of $0.22 per share.

Board of Directors

On March 1, 2010 the Company issued 100,000 shares of restricted common stock as prepaid compensation for service on the board of directors in 2010 to Doug Miller.

On March 1, 2010 the Company issued 75,000 shares of restricted common stock as prepaid compensation for service on the board of directors in 2010 to John English.

On March 1, 2010 the Company granted 100,000 cashless stock options as compensation for service on the board of directors in 2010 to Doug Miller. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share.

On March 1, 2010 the Company granted 75,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to John English. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share.

Entry into a Material Agreement

On April 19, 2010, the Company entered into a Distribution Agreement (the “Agreement”) with Vermantia Media Group Ltd. (“Vermantia”) and Stroboscope Productions (“Stroboscobe”) (Vermantia and Stroboscobe together, the “Licensees”).  Pursuant to the Agreement the Company has agreed to license video content to the Licensees for viewing on Betorium TV in Greece.  In exchange for the rights to distribute the video content, the Licensees have agreed to pay the Company fees of $150,000 per year for three years.  The preceding description of the Agreement is qualified in its entirety to the terms of the Agreement which is attached as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

Item 6. Exhibits

10.1	Distribution Agreement by and between Players Network, Vermantia Media Group Ltd., and Stroboscope Productions, dated April 19, 2010.*

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2010

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)