Form 10-Q
period 2010-09-30
PLAYERS NETWORK
filed 2010-11-15
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2010

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

(702) 734-3457
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The number of shares outstanding of the Registrant’s Common Stock on November 15, 2010 was 59,534,226

PLAYERS NETWORK
FORM 10-Q
Quarterly Period Ended September 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Players Network
Condensed Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash	$393	$-
Accounts receivable, net of allowance for doubtful accounts of $10,000	8,000	3,500
and $5,000, at September 30, 2010 and December 31, 2009, respectively
Prepaid expenses	-	1,000
Total current assets	8,393	4,500

Fixed assets, net	615	1,073

Total Assets	$9,008	$5,573

Liabilities and Stockholders' (Deficit)

Current liabilities:
Checks written in excess of available funds	$-	$1,719
Deferred revenues	3,136	5,000
Accounts payable	594,919	515,981
Accrued expenses	405,141	342,651
Current maturities of long term debt	25,000	3,000
Total current liabilities	1,028,196	868,351

Long term debt	-	25,000

Total Liabilities	1,028,196	893,351

Stockholders' (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares
authorized; 2,000,000 shares issued and outstanding
at September 30, 2010 and December 31, 2009	2,000	2,000
Common stock, $0.001 par value, 150,000,000 shares
authorized; 58,464,226 and 48,784,659 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	58,465	48,785
Subscription payable, 430,000 and -0- shares at
September 30, 2010 and December 31, 2009, respectively	41,500	-
Additional paid-in capital	18,127,028	16,919,674
Accumulated (deficit)	(19,248,181)	(17,858,237)
Total Stockholders' (Deficit)	(1,060,688)	(887,778)

Total Liabilities and Stockholders' (Deficit)	$9,008	$5,573

Players Network
Condensed Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Network	$2,922	$333	$8,394	$25,616
Production and other	7,137	4,500	48,954	26,285
Total revenue	10,059	4,833	57,348	51,901

Expenses:
Direct operating costs	206,085	154,489	602,609	420,050
General and administrative	101,004	258,612	313,897	524,447
Officer salaries	340,086	187,146	434,970	547,639
Salaries and wages	20,796	13,758	62,475	34,058
Board of director services	-	29,930	17,399	68,852
Rent	6,000	18,529	20,000	56,028
Depreciation and amortization	153	153	458	458
Total operating expenses	674,124	662,617	1,451,808	1,651,532

Net operating (loss)	(664,065)	(657,784)	(1,394,460)	(1,599,631)

Other income (expense):
Interest expense	(791)	(11,518)	(2,774)	(67,097)
Bad debts expense	(5,000)	-	(5,000)	-
Forgiveness of debt	-	10,000	12,290	10,000
Total other income (expense)	(5,791)	(1,518)	4,516	(57,097)

Net (loss)	$(669,856)	$(659,302)	$(1,389,944)	$(1,656,728)

Weighted average number of common
shares outstanding - basic and fully diluted	58,012,481	41,741,495	55,301,338	39,050,984

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Players Network
Condensed Statements of Cash Flows
(Unaudited)
	For the nine months ended
	September 30,
	2010	2009
Cash flows from operating activities
Net (loss)	$(1,389,944)	$(1,656,728)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation and amortization expense	458	458
Amortization of beneficial conversion feature	-	26,297
Stock issued for services	585,738	602,916
Stock issued for compensation, related party	91,250	214,931
Stock issued for financing cost	-	20,178
(Gain) loss on stock issued for debt	(12,290)	-
Options and warrants granted for services	318,336	420,590
Decrease (increase) in assets:
Accounts receivable	(4,500)	37,670
Prepaid expenses and other current assets	1,000	(1,000)
Increase (decrease) in liabilities:
Checks written in excess of deposits	(1,719)	(1,568)
Deferred revenues	(1,864)	-
Accounts payable	140,938	151,569
Accrued expenses	62,490	74,687
Net cash used in operating activities	(210,107)	(110,000)

Cash flows from financing activities
Proceeds from long term debt	2,300	2,500
Repayment of long term debt	(5,300)	(2,500)
Proceeds from sale of common stock	213,500	110,000
Net cash provided by financing activities	210,500	110,000

Net increase in cash	393	-
Cash - beginning	-	-
Cash - ending	$393	$-

Supplemental disclosures:
Interest paid	$1,273	$2,842
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Common stock issued for debt	$-	$507,837

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

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($19,248,181), and as of September 30, 2010, the Company’s current liabilities exceeded its current assets by $1,019,803 and its total liabilities exceeded its total assets by $1,019,188. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Officer compensation expense was $434,970 and $547,639 at September 30, 2010 and 2009, respectively. The balance owed was $36,789 and $6,460 at September 30, 2010 and December 31, 2009, respectively.

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

Players Network
Notes to Condensed Financial Statements
(Unaudited)

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

On August 31, 2010 the Company issued a subscription payable for 240,000 shares of common stock, along with warrants to purchase 120,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 120,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $12,000. The shares were subsequently issued on October 5, 2010.

On September 27, 2010 the Company issued a subscription payable for 35,000 shares of common stock, along with warrants to purchase 35,000 shares at $0.20 per share, exercisable for 36 months to the Company’s major vendor in exchange for cash proceeds of $5,250. The shares were subsequently issued on October 5, 2010.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Accrued Expenses

As of September 30, 2010 and December 31, 2009 accrued expenses included the following:

	September 30,	December 31,
	2010	2009
Customer Deposits	$26,000	$13,500
Accrued Payroll, Officers	36,789	6,460
Accrued Payroll and Payroll Taxes	338,215	320,055
Accrued Interest	4,137	2,636
	$405,141	$342,651

Note 5 – Long Term Debt

Long-term debt consists of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
8% unsecured convertible debentures, due in September of 2011, convertible into 500,000 shares of common stock at any time prior to maturity based on a conversion price of $0.05 per share. Accrued interest is convertible as well at a conversion price of $0.05 per share.	$25,000	$25,000
Unsecured demand note due to a related party.	-	3,000
Total debt	25,000	28,000
Less: current portion	25,000	3,000
Long-term debt, less current portion	$-	$25,000

Future maturities of long-term debt are as follows as of September 30, 2010:

2010	$-
2011	25,000
Thereafter	-
$25,000

Accrued interest on the above convertible notes totaled $4,137 and $2,636 at September 30, 2010 and December 31, 2009, respectively.

Interest expense totaled $2,774 and $67,097 for the nine months ended September 30, 2010 and 2009, respectively, of which $1,273 and $2,841, respectively, was incurred from credit card finance charges and accounts payable finance charges.

According to the terms of the Convertible Promissory Note, the estimated number of shares of common stock that would be received upon conversion of the outstanding principal and accrued interest was 582,740 shares at September 30, 2010.

Note 6 – Stockholders’ Equity (Deficit)

Preferred stock
No preferred shares were authorized or issued during the nine months ended September 30, 2010.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

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

Players Network
Notes to Condensed Financial Statements
(Unaudited)

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

On August 25, 2010 the Company granted 100,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $16,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on October 5, 2010, and the grant is reported as a subscription payable at September 30, 2010.

On August 31, 2010 the Company issued a subscription payable for 240,000 shares of common stock, along with warrants to purchase 120,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 120,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $12,000. The shares were subsequently issued on October 5, 2010.

On September 10, 2010 the Company issued a subscription payable for 55,000 shares of common stock, along with warrants to purchase 55,000 shares at $0.20 per share, exercisable for 36 months in exchange for cash proceeds of $8,250. The shares were subsequently issued on October 11, 2010.

On September 16, 2010 the Company issued 35,000 shares of free trading common stock to a consultant for website development services provided. The total fair value of the common stock was $8,400 based on the closing price of the Company’s common stock on the date of grant.

On September 16, 2010 the Company issued 35,000 shares of free trading common stock to a consultant for website development services provided. The total fair value of the common stock was $8,400 based on the closing price of the Company’s common stock on the date of grant.

On September 16, 2010 the Company issued 45,000 shares of free trading common stock to a consultant for video production services provided. The total fair value of the common stock was $10,800 based on the closing price of the Company’s common stock on the date of grant.

On September 16, 2010 the Company issued 75,000 shares of free trading common stock to a consultant for website development services provided. The total fair value of the common stock was $18,000 based on the closing price of the Company’s common stock on the date of grant.

On September 16, 2010 the Company issued 15,000 shares of free trading common stock to a consultant for software programming services provided. The total fair value of the common stock was $3,600 based on the closing price of the Company’s common stock on the date of grant.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On September 16, 2010 the Company issued 35,000 shares of free trading common stock to an employee for administrative services provided. The total fair value of the common stock was $8,400 based on the closing price of the Company’s common stock on the date of grant.

On September 16, 2010 the Company issued 100,000 shares of free trading common stock to a consultant for video production services provided. The total fair value of the common stock was $24,000 based on the closing price of the Company’s common stock on the date of grant.

On September 16, 2010 the Company issued 50,000 shares of free trading common stock to a law firm for services provided. The total fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant.

On September 27, 2010 the Company issued a subscription payable for 35,000 shares of common stock, along with warrants to purchase 35,000 shares at $0.20 per share, exercisable for 36 months to the Company’s major vendor in exchange for cash proceeds of $5,250. The shares were subsequently issued on October 5, 2010.

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

On March 1, 2010 the Company granted 75,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to one of its directors. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0494, was $3,706.

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

On August 31, 2010 the Company issued warrants to purchase 120,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 120,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $12,000 in conjunction with the sale of 240,000 shares of common stock.

On September 10, 2010 the Company issued warrants to purchase 55,000 shares at $0.20 per share, exercisable for 36 months in exchange for cash proceeds of $8,250 in conjunction with the sale of 55,000 shares of common stock.

On September 27, 2010 the Company issued warrants to purchase 35,000 shares at $0.20 per share, exercisable for 36 months to the Company’s major vendor in exchange for cash proceeds of $5,250 in conjunction with the sale of 35,000 shares of common stock.

Options and Warrants Cancelled
No options or warrants were cancelled during the nine months ended September 30, 2010.

Options and Warrants Expired
During the nine months ended September 30, 2010, a total of 1,565,000 options that were outstanding as of December 31, 2009 expired.

Options Exercised
No options were exercised during the nine months ended September 30, 2010.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

The following is a summary of information about the Stock Options outstanding at September 30, 2010.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.10 - $1.00	12,007,780	2.06 years	$0.23	12,007,780	$0.23

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	September 30,
	2010	2009

Average risk-free interest rates	1.34%	1.85%
Average expected life (in years)	3	3
Volatility	431%	417%

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

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the nine months ended September 30, 2010 was approximately $0.31 per option, and during the nine months ended September 30, 2009 was approximately $0.18 per option.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2009	9,830,000	$0.23
Options expired	(1,565,000)	(0.37)
Options cancelled	-0-	-0-
Options granted	3,742,780	0.31
Options exercised	-0-	-0-

Balance, September 30, 2010	12,007,780	0.23

Exercisable, September 30, 2010	12,007,780	$0.23

Players Network
Notes to Condensed Financial Statements
(Unaudited)

Note 8 – Subsequent Events

Stock issuances

On October 1, 2010 the Company issued 25,000 shares of free trading common stock to a consultant for video production services provided. The total fair value of the common stock was $6,500 based on the closing price of the Company’s common stock on the date of grant.

On October 1, 2010 the Company issued 25,000 shares of free trading common stock to a law firm for legal services provided. The total fair value of the common stock was $6,500 based on the closing price of the Company’s common stock on the date of grant.

On October 1, 2010 the Company issued 200,000 shares of restricted common stock to a consultant for investor relation services provided. The total fair value of the common stock was $52,000 based on the closing price of the Company’s common stock on the date of grant.

On October 1, 2010 the Company issued 40,000 shares of restricted common stock to a law firm for legal services provided. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

On October 1, 2010 the Company issued 100,000 shares of restricted common stock to its CEO for unpaid compensation. The total fair value of the common stock was $26,000 based on the closing price of the Company’s common stock on the date of grant.

On October 1, 2010 the Company issued 35,000 shares of restricted common stock to an employee for administration services provided. The total fair value of the common stock was $9,100 based on the closing price of the Company’s common stock on the date of grant.

On October 1, 2010 the Company issued 20,000 shares of restricted common stock to an employee for administration services provided. The total fair value of the common stock was $5,200 based on the closing price of the Company’s common stock on the date of grant.

On October 1, 2010 the Company issued 10,000 shares of restricted common stock to an employee for administration services provided. The total fair value of the common stock was $2,600 based on the closing price of the Company’s common stock on the date of grant.

On October 5, 2010 the Company issued 100,000 shares of restricted common stock to a consultant in satisfaction of a subscription payable for video production services provided. The total fair value of the common stock was $16,000 based on the closing price of the Company’s common stock on the date of grant.

On October 5, 2010 the Company issued 240,000 shares of restricted common stock to the Company’s major vendor in satisfaction of a subscription payable of $12,000.

On October 5, 2010 the Company issued 35,000 shares of restricted common stock to the Company’s major vendor in satisfaction of a subscription payable of $5,250.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On October 5, 2010 the Company issued 240,000 shares of restricted common stock to the Company’s major vendor in satisfaction of a subscription payable of $12,000.

On October 11, 2010 the Company issued 55,000 shares of restricted common stock in satisfaction of a subscription payable of $8,250.

On October 11, 2010 the Company issued 110,000 shares of common stock, along with warrants to purchase 110,000 shares at $0.20 per share, exercisable for 36 months in exchange for cash proceeds of $16,500.

On October 11, 2010 the Company issued 75,000 shares of common stock, along with warrants to purchase 75,000 shares at $0.20 per share, exercisable for 36 months in exchange for cash proceeds of $11,250.

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

Results of Operations for the Three Months Ended September 30, 2010 and September 30, 2009:

	For the Three Months Ended September 30,		Increase / (Decrease)
	2010	2009
Revenues	$10,059	$4,833	$5,226

Direct operating costs	206,085	154,489	51,596
General and administrative	101,004	258,612	(157,608)
Salaries and wages	360,882	200,904	159,978
Board of director services	-	29,930	(29,930)
Rent	6,000	18,529	(12,529)
Depreciation and amortization	153	153	-

Total Operating Expenses	674,124	662,617	11,507

Net Operating (Loss)	(664,065)	(657,784)	6,281

Total other income (expense)	(5,791)	(1,518)	4,273

Net (Loss)	$(669,856)	$(659,302)	$10,554

Revenues:

During the three months ended September 30, 2010 and 2009, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the three months ended September 30, 2010 were $10,059 compared to revenues of $4,833 in the three months ended September 30, 2009, an increase in revenues of $5,226, or 108%. Revenues from networks increased 777% in the three months ended September 30, 2010 due to increased market saturation of our video content through our newly revamped websites and the company’s existing media channels. Production revenues increased by 59% due to a short term project started in 2010 to develop media content for a local adventure sport business, and a three year distribution agreement we entered into on April 19, 2010 with a Company in Greece to distribute our audio/video content for $150,000 per year.

Direct Operating Costs:

Direct operating costs were $206,085 for the three months ended September 30, 2010 compared to $154,489 for the three months ended September 30, 2009, an increase of $51,596, or 33%. Our direct operating costs in 2010 increased due to an increase in the production costs for our audio/video content, much of which was paid in common stock in lieu of cash. During the three months ending September 30, 2010 we issued 605,588 shares of common stock valued at $149,318, while in the same period in 2009 we issued 780,000 shares valued at $88,000 and 150,000 stock options valued at $14,480 for video production services. In 2010 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs.

General and Administrative:

General and administrative expenses were $101,004 for the three months ended September 30, 2010 compared to $258,612 for the three months ended September 30, 2009, a decrease of $157,608, or approximately 61%. The decrease in general and administrative expense for the three months ended September 30, 2010 compared to 2009 was due to hiring employees to handle administrative tasks that were previously outsourced to independent contractors, along with reductions in legal and professional fees. In the future we expect to continue to reduce our general and administrative costs.

Salaries and Wages:

Salaries and wage expense was $360,882 for the three months ended September 30, 2010 compared to $200,904 for the three months ended September 30, 2009, an increase of 159,978, or 80%. The Company recorded non-cash payments on accrued salaries and wages totaling $324,803 and $149,646, during the three months ended September 30, 2010 and 2009, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of the value of common stock, recorded at fair value, issued to employees of $25,000 and $-0- for the three months ended September 30, 2010 and 2009, respectively, as well as, common stock options, recorded at fair value of $299,803 and $149,646 for the three months ended September 30, 2010 and 2009, respectively. Salaries and wage expenses increased for the three months ended September 30, 2010 compared to 2009 primarily because of an increase in the issuance of common stock options as a bonus to the CEO.

Rent:

Rent expense was $6,000 and $18,529 for the three months ended September 30, 2010 and 2009, respectively. Our rent expense decreased by $12,529, or 68%, as a result of the relocation of our office and the elimination of our sound stage warehouse subsequent to September 30, 2009. We expect our quarterly rent expense will be $6,000 for the foreseeable future.

Depreciation and Amortization:

Depreciation and amortization expense was $153 the three months ended September 30, 2010 compared to $153 for the three months ended September 30, 2009.

Net Operating Loss:

Net operating loss for the three months ended September 30, 2010 was $664,065, or ($0.01) per share, compared to a net operating loss of $657,784 for the three months ended September 30, 2009, or ($0.02) per share, an increase of $6,28,1 or 1%. Net operating loss increased primarily as a result of our increased non-cash direct operating costs and Officer compensation in 2010 compared to 2009. We increased production to meet our new demands with regard to our distribution agreement in Greece and expensed these costs as incurred, and awarded our CEO a bonus consisting of stock options.

Net Loss:

The net loss for the three months ended September 30, 2010 was $669,856 compared to a net loss of $659,302 for the three months ended September 30, 2009, an increased net loss of $10,554, or 2%. Net loss increased primarily as a result of our decreased non-cash officer salaries in 2010 compared to 2009, as well as, our increased non-cash direct operating costs incurred with respect to the development of audio/video content for our distribution agreement in Greece during 2010 compared to 2009.

Results of Operations for the Nine Months Ended September 30, 2010 and September 30, 2009:

	For the Nine Months Ended September 30,		Increase / (Decrease)
	2010	2009
Revenues	$57,348	$51,901	$5,447

Direct operating costs	602,609	420,050	182,559
General and administrative	313,897	524,447	(210,550)
Salaries and wages	497,445	581,697	(84,252)
Board of director services	17,399	68,852	(51,453)
Rent	20,000	56,028	(36,028)
Depreciation and amortization	458	458	-

Total Operating Expenses	1,451,808	1,651,532	(199,724)

Net Operating (Loss)	(1,394,460)	(1,599,631)	(205,171)

Total other income (expense)	4,516	(57,097)	61,613

Net (Loss)	$(1,389,944)	$(1,656,728)	$266,784

Revenues:

During the nine months ended September 30, 2010 and 2009, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the nine months ended September 30, 2010 were $57,348 compared to revenues of $51,901 in the nine months ended September 30, 2009, an increase in revenues of $5,447, or 10%, primarily due to increased production projects in 2010.

Direct Operating Costs:

Direct operating costs were $602,609 for the nine months ended September 30, 2010 compared to $420,050 for the nine months ended September 30, 2009, an increase of $182,559, or 43%. Our direct operating costs in 2010 increased due to an increase in the production costs for our audio/video content, much of which was paid in common stock in lieu of cash, and expensed as incurred, rather than capitalized. During the nine months ending September 30, 2010 we issued 3,295,588 shares of common stock valued at $450,318, while in the same period in 2009 we issued 1,840,500 shares valued at $220,215 for video production services. In 2010 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs. Due to uncertainty in the valuation of our audio/video library, and the costs involved in obtaining an independent valuation study, we expense our audio/video development costs as incurred.

General and Administrative:

General and administrative expenses were $313,897 for the nine months ended September 30, 2010 compared to $524,447 for the nine months ended September 30, 2009, a decrease of $210,550, or approximately 40%. The decrease in general and administrative expense for the nine months ended September 30, 2010 compared to 2009 was primarily due to reductions in overhead associated with our move to a smaller office location late in 2009, and hiring employees to handle administrative tasks that were previously outsourced to independent contractors. We expect to continue to reduce our general and administrative costs.

Salaries and Wages:

Salaries and wage expense was $497,445 for the nine months ended September 30, 2010 compared to $581,697 for the nine months ended September 30, 2009, a decrease of $84,252, or 14%. The Company recorded non-cash payments on accrued salaries and wages totaling $396,687 and $475,770, during the nine months ended September 30, 2010 and 2009, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of the value of common stock, recorded at fair value, issued to employees of $87,000 and $158,631 for the nine months ended September 30, 2010 and 2009, respectively, as well as, common stock options, recorded at fair value of $309,687 and $317,149 for the nine months ended September 30, 2010 and 2009, respectively. Salaries and wage expenses decreased for the nine months ended September 30, 2010 compared to 2009 primarily because of a decrease in the issuance of common stock options to Officers, and the unpaid leave of absence taken by the Company’s President of Programming during 2010.

Board of Director Services:

Board of director services expense was $17,399 for the nine months ended September 30, 2010 compared to $68,852 for the nine months ended September 30, 2009, a decrease of $51,453, or 75%. Board of director services decreased for the nine months ended September 30, 2010 compared to 2009 due to a decrease in the compensation for board services, which included the issuance of common stock, as well as, common stock options. During the nine months ended September 30, 2010 and 2009, the Company recorded non-cash expenses for consulting services totaling $17,399 and $51,453. The non-cash expenses consisted of the value of common stock and common stock options, recorded at fair value, issued to board members.

Rent:

Rent expense was $20,000 and $56,028 for the nine months ended September 30, 2010 and 2009, respectively. Our rent expense decreased by $36,028, or 64%, as a result of the relocation of our office and the elimination of our sound stage warehouse subsequent to September 30, 2009. We expect our quarterly rent expense will be $6,000 for the foreseeable future.

Depreciation and Amortization:

Depreciation and amortization expense was $458 the nine months ended September 30, 2010 compared to $458 for the nine months ended September 30, 2009.

Net Operating Loss:

Net operating loss for the nine months ended September 30, 2010 was $1,394,460, or ($0.03) per share, compared to a net operating loss of $1,599,631 for the nine months ended September 30, 2009, or ($0.04) per share, a decrease of $205,171, or 13%. Net operating loss decreased primarily as a result of our decreased non-cash officer salaries and reductions in general and administrative expenses in 2010 compared to 2009.

Net Loss:

The net loss for the nine months ended September 30, 2010 was $1,389,944 compared to a net loss of $1,656,728 for the nine months ended September 30, 2009, a decreased net loss of $266,784, or 16%. Net loss decreased primarily as a result of our decreased non-cash officer salaries and general and administrative expenses in 2010 compared to 2009, as well as, a reduction of $64,323, or 96%, in interest expenses in 2010 due to notes payable that were converted prior to 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2010 compared to September 30, 2009.

	September 30, 2010	September 30, 2009
Total Assets	$9,008	$9,225

Accumulated (Deficit)	$(19,248,181)	$(17,555,892)

Stockholders’ Equity (Deficit)	$(1,060,688)	$(931,043)

Working Capital (Deficit)	$(1,019,803)	$(907,268)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At September 30, 2010, we had a negative working capital position of $(1,019,803). As we attempt to expand operational activities and develop our audio/video library, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice. In the nine months ending September 30, 2010, the Company issued 7,501,787 shares of common stock valued at $1,026,501 in lieu of cash payments to employees and outside consultants. In the nine months ending September 30, 2009, the Company issued 6,858,794 shares of common stock valued at $718,053 in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2010.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

Not applicable.

Item 4. Controls and Procedures

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

On August 25, 2010 the Company granted 100,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $16,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on October 5, 2010, and the grant is reported as a subscription payable at September 30, 2010.

On August 31, 2010 the Company issued a subscription payable for 240,000 shares of restricted common stock, along with warrants to purchase 120,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 120,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $12,000. The shares were subsequently issued on October 5, 2010.

On September 10, 2010 the Company issued a subscription payable for 55,000 shares of restricted common stock, along with warrants to purchase 55,000 shares at $0.20 per share, exercisable for 36 months in exchange for cash proceeds of $8,250. The shares were subsequently issued on October 11, 2010.

On September 27, 2010 the Company issued a subscription payable for 35,000 shares of restricted common stock, along with warrants to purchase 35,000 shares at $0.20 per share, exercisable for 36 months to the Company’s major vendor in exchange for cash proceeds of $5,250. The shares were subsequently issued on October 5, 2010.

On October 1, 2010 the Company issued 25,000 shares of free trading common stock to a consultant for video production services provided. The total fair value of the common stock was $6,500 based on the closing price of the Company’s common stock on the date of grant.

On October 1, 2010 the Company issued 25,000 shares of free trading common stock to a law firm for legal services provided. The total fair value of the common stock was $6,500 based on the closing price of the Company’s common stock on the date of grant.

On October 1, 2010 the Company issued 200,000 shares of restricted common stock to a consultant for investor relation services provided. The total fair value of the common stock was $52,000 based on the closing price of the Company’s common stock on the date of grant.

On October 1, 2010 the Company issued 40,000 shares of restricted common stock to a law firm for legal services provided. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

On October 1, 2010 the Company issued 100,000 shares of restricted common stock to its CEO for unpaid compensation. The total fair value of the common stock was $26,000 based on the closing price of the Company’s common stock on the date of grant.

On October 1, 2010 the Company issued 35,000 shares of restricted common stock to an employee for administration services provided. The total fair value of the common stock was $9,100 based on the closing price of the Company’s common stock on the date of grant.

On October 1, 2010 the Company issued 20,000 shares of restricted common stock to an employee for administration services provided. The total fair value of the common stock was $5,200 based on the closing price of the Company’s common stock on the date of grant.

On October 1, 2010 the Company issued 10,000 shares of restricted common stock to an employee for administration services provided. The total fair value of the common stock was $2,600 based on the closing price of the Company’s common stock on the date of grant.

On October 5, 2010 the Company issued 100,000 shares of restricted common stock to a consultant in satisfaction of a subscription payable for video production services provided. The total fair value of the common stock was $16,000 based on the closing price of the Company’s common stock on the date of grant.

On October 5, 2010 the Company issued 240,000 shares of restricted common stock to the Company’s major vendor in satisfaction of a subscription payable of $12,000.

On October 5, 2010 the Company issued 35,000 shares of restricted common stock to the Company’s major vendor in satisfaction of a subscription payable of $5,250.

On October 5, 2010 the Company issued 240,000 shares of restricted common stock to the Company’s major vendor in satisfaction of a subscription payable of $12,000.

On October 11, 2010 the Company issued 55,000 shares of restricted common stock in satisfaction of a subscription payable of $8,250.

On October 11, 2010 the Company issued 110,000 shares of common stock, along with warrants to purchase 110,000 shares at $0.20 per share, exercisable for 36 months in exchange for cash proceeds of $16,500.

On October 11, 2010 the Company issued 75,000 shares of common stock, along with warrants to purchase 75,000 shares at $0.20 per share, exercisable for 36 months in exchange for cash proceeds of $11,250.

The above securities were issued pursuant to the exemption to registration provided in Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

Sale of Unregistered Securities

The information provided in Part II, Item 2 of this Quarterly Report is incorporated herein by reference.

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

Entry into a Material Agreement

On September 1, 2010, the Company entered into an Employment Agreement (the “Agreement”) with Mark Bradley and Michael Berk.  Pursuant to the Agreement, Mr. Bradley and Mr. Berk will receive an annual salary of $175,000 and $150,000 respectively.  Mr. Bradley and Mr. Berk will be eligible to participate in the Company’s stock option plan.   Mr. Bradley will be eligible to receive an annual bonus if mutually agreed upon terms are met.  The preceding description of the Agreement is qualified in its entirety to the terms of the Agreements which are attached as Exhibit 10.1 and 10.2 to this Quarterly Report and are incorporated herein by reference.

Item 6. Exhibits

10.1	Employment Agreement between Players Network and Mark Bradley dated September 1, 2010*

10.2	Employment Agreement between Players Network and Michael Berk dated September 1, 2010*

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)