Form 10-Q/A
period 2010-09-30
PLAYERS NETWORK
filed 2010-11-17
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Players Network’s quarterly report on Form 10-Q for the period ended September 30, 2010, filed with the Securities and Exchange Commission on November 15, 2010 (“Form 10-Q”), is solely to furnish Exhibit 10.1 and 10.2 to the Form 10-Q. Due to an inadvertent error Exhibit 10.1 and 10.2 were omitted from the Form 10-Q filing.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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