Form 10-K
period 2010-12-31
PLAYERS NETWORK
filed 2011-03-31
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 on this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2010, was approximately $3,823,352 based on a share value of $0.15. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 30, 2011, there were 60,399,226 shares of the issuer's common stock, $0.001 par value per share, issued and outstanding.

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

In this report, references to “PLAYERS NETWORK”, “the Company”, “we,” “us,” and “our” refer to PLAYERS NETWORK, a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview

Players Network was incorporated in the State of Nevada in March of 1993, and is a digital television and media company that focuses on the Las Vegas and Gaming Lifestyles. Players Network owns and operates three key brands, Players Network, Vegas on Demand TV, and Sexy Sin City TV.

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

Players Network’s agreement with Comcast is an invaluable asset in the growth of the Players Network brand. It is a cost-effective way in which to launch a cable channel on the largest cable network in the world. Traditional cable channels can cost hundreds of millions of dollars to launch, however, Players Network’s agreement with Comcast provides that Comcast pays for all distribution costs associated with the distribution of Players Network’s content. All Players Network has to pay for is the content and marketing. This represents a huge net savings to the Company.

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

RESEARCH AND DEVELOPMENT

Players Network is constantly utilizing the latest technology to enhance our delivery platforms and the way we communicate with our customers. Although research and development costs are incorporated into our costs of operations on each project as it is developed, Players Network understands the importance of utilizing the latest available technology and constantly seeks to improve their delivery methods in today’s fast changing society. Part of the Company’s latest development efforts includes the implementation of social media marketing platforms to build communication and retention around our customers.

SEASONALITY

The amount of revenue realized by the Company each month is only affected slightly by the season for a variety of factors, that mainly include summer break, and holidays, when internet use increases.

EMPLOYEES

As of December 31, 2010, Players Network had three full time employees that support and operate our production and post-production operations. Management will hire additional employees on an as needed basis. None of our employees are subject to any collective bargaining agreement or labor union contract, nor has the Company been subjected to any strikes or employment disruptions in its history. We intend to use the services of independent consultants and contractors to perform various professional services when and as they are deemed necessary. We believe that the use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

The Company was incorporated under the laws of the State of Nevada on March 16, 1993. Since inception, we have experienced operating losses on an on-going basis. For our fiscal year ended December 31, 2010, we incurred net losses of $1,692,210. As of such date, we had an accumulated deficit of $19,550,447. We expect our losses to continue for the foreseeable future. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

Our auditor has given us a "going concern" qualification, which questions our ability to continue as a going concern without additional financing.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2010 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. Management plans to try to increase sales and improve operating results through the expansion of the distribution channels of our programming with a view to increasing advertising and sponsorship revenues. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

We need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. We have previously issued convertible debt financing in the original principal amount of $25,000. On February 22, 2011 we settled this debt with a payment of $15,000. The note holder forgave the remaining $10,000 of principal and $4,641 of accrued interest. The expected operating losses, coupled with a lack of liquidity, raise a substantial doubt about our ability to continue as a going concern. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. For more information about our capital needs and abilities, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - OVERVIEW AND OUTLOOK - Liquidity and Capital Resources” herein.

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

Our current Officers and Directors currently own (directly or indirectly) approximately 29% of our outstanding common stock and 100% of our outstanding Series A Preferred Stock. Each share of common stock is entitled to one vote on stockholder matters and each share of Series A Preferred Stock is entitled to 25 votes on stockholder matters. Cumulative voting is not provided for in the election of directors. Accordingly, the holder or holders of a majority of our outstanding shares of voting stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs.

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

3. Risks Related To Our Common Stock

We have both the obligation and the ability to issue additional shares of our common stock, and the issuance of such additional shares of common and preferred stock may depress the price of our common stock.

We have both the ability as well as outstanding obligations to issue additional shares of common stock in the future. These include the following:

•	Approximately, 2,215,500 shares of our common stock are available for issuance under our 2004 Non-Qualified Stock Plan;
•	There are 13,322,780 shares of common stock issuable pursuant to options and warrants outstanding as of the date of this Annual Report;
•
There are 6,349,339 shares of common stock are reserved for issuance upon conversion of 2,000,000 shares of outstanding Series A Preferred Stock and 4,349,339 shares of outstanding Series B Preferred Stock

•
There are 4,349,339 shares of Series B Preferred Stock reserved for issuance pursuant to an outstanding warrant.  These shares of Series B Preferred Stock, if issued, will be convertible into 4,349,339 shares of common stock.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Until recently, the Company's Common Stock was quoted and traded on the over-the-counter bulletin board market (OTCBB) under the symbol PNTV.OB. In order to be quoted on the OTCBB, the Company is required to have one market maker who agrees to make a market in the Company’s common stock.  However, due to recent rule changes enacted by the OTCBB, a number of firms ceased to act as market makers for OTCBB quoted securities, including ours.  As a result, our Company’s stock along with the securities of a number of other companies, are no longer quoted by the OTCBB.  The Company’s stock is now quoted on the OTCQB, which is the middle tier of the OTC market.

The following table sets forth the high and low bid prices for each quarter within the last two fiscal years. The source of these quotations is the OTCBB Trade Activity Report. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2010:
Fourth Quarter	$0.30	$-0-
Third Quarter	$0.26	$0.15
Second Quarter	$0.39	$.07
First Quarter	$0.11	$0.04
FISCAL YEAR ENDED DECEMBER 31, 2009:
Fourth Quarter	$0.31	$0.06
Third Quarter	$0.14	$0.06
Second Quarter	$0.20	$0.08
First Quarter	$0.23	$0.06

(b) Holders of Common Stock

As of March 22, 2011, there were approximately 274 holders of record of the Company's Common Stock. As of March 22, 2011, the closing price of the Company's shares of common stock was $0.18 per share. Pacific Stock Transfer Company (telephone: (702) 361-3033; facsimile: (702) 433-1979) is the registrar and transfer agent for our common stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders (1)	13,322,780	$0.23	2,215,500
Total:	13,322,780	$0.23	2,215,500
(1) In 2010, the Company issued 1,875,000 options to consultants for services rendered at a weighted average exercise price of $0.28. As of December 31, 2010, the Company had options outstanding exercisable for 13,322,780 shares of the Company’s common stock at a weighted average exercise price of $0.23 that were issued for services rendered under the Company’s 2004 Non-Qualified Stock Option Plan.

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

Warrants and options

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

On October 11, 2010 the Company issued warrants to purchase 165,000 shares at $0.20 per share, exercisable for 36 months in exchange for cash proceeds of $24,750 in conjunction with the sale of 165,000 shares of common stock.

On October 11, 2010 the Company issued warrants to purchase 75,000 shares at $0.20 per share, exercisable for 36 months in exchange for cash proceeds of $11,250 in conjunction with the sale of 75,000 shares of common stock.

On December 17, 2010 the Company issued warrants to purchase 4,349,339 shares of series B convertible preferred stock at $0.41 per share over a three year period from the date of issuance, in exchange for proceeds of $1,000,000 in conjunction with the sale of 4,349,339 shares of series B convertible preferred stock.

Options and Warrants Cancelled

No options or warrants were cancelled during the year ended December 31, 2010.

Options and Warrants Expired

During the year ended December 31, 2010, a total of 1,935,000 options and warrants that were outstanding as of December 31, 2009 expired. The expiration of the options and warrants had no impact on the current period operations.

Options Exercised

No options were exercised during the year ended December 31, 2010.

The foregoing securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Outlook

Players Network was incorporated in the State of Nevada in March of 1993. Players Network is a global media and entertainment company engaged in the development, production, distribution and marketing of television programs and internet broadcasting about Las Vegas and Gaming Lifestyles. Players Network owns and operates three key brands, Players Network, Vegas on Demand TV and Sexy Sin City TV. Players Network is completing the development of its proprietary online video website technology that will enable and ease the encoding, promotion, socialization and monetization of its proprietary content and websites at greatly reduced costs.  Now that these channels are established, on a going forward Players Network intends to use its technology to replicate and expand its business model by creating new channels and content that will appeal to a broader audience.

The Company’s television channels consist of original programming that is distributed over its own VOD Channels to approximately 29,500,000 homes over Comcast, DirecTV, AT&T, Verizon, Dish Network and its own Broadband Network, as well as, Hulu, Blinkx, Google, YouTube and Yahoo Video, for DVD home video, mobile platforms, and through worldwide television syndication. Players Network has a thirteen year history of providing consumers with quality ‘Gaming and Las Vegas Lifestyle’ video content.

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

Much of Players Network’s programming is educational, involving experts helping viewers to become better gaming consumers, so when they visit a casino they have the best chance possible to win. Many shows are celebrity driven, as many celebrities in movies and music, TV and sports come to Las Vegas to play.

In 2010, Players Network derived all of its revenue from advertising, sponsorship and merchandising.  In 2011, the Company will be using a portion of the proceeds from its recent equity financing to expand its management, and its sales and marketing team, as well as to launch its technology platform designed to monetize content through membership services, virtual economy and merchandising.

As we continue to expand our business and implement our business strategy, our current monthly cash flow requirements will exceed our near term cash flow from operations. Our available cash resources and anticipated cash flow from operations are insufficient to satisfy our anticipated costs associated with new product development. There can be no assurance that we will be able to generate sufficient cash from operations in future periods to satisfy our capital requirements. Therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of historical earnings, our prior success in attracting additional funding has been limited to transactions in which our equity is used as currency. Equity financings of the type we have had to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

Results of Operations for the Years Ended December 31, 2010 and December 31, 2009:

	For the Years Ended December 31,		Increase /
	2010	2009	(Decrease)
Revenues	$63,731	$57,156	$6,575

Direct operating costs	722,237	508,888	213,349
General and administrative	469,933	674,069	(204,136)
Salaries and wages	591,908	683,515	(91,607)
Board of director services	17,399	68,852	(51,453)
Rent	26,000	65,028	(39,028)
Depreciation and amortization	610	610	-

Total Operating Expenses	1,828,087	2,000,962	(172,875)

Net Operating (Loss)	(1,764,356)	(1,943,806)	179,450

Total other income (expense)	72,146	(15,267)	87,413

Net (Loss)	$(1,692,210)	$(1,959,073)	$(266,863)

Revenues:

During the years ended December 31, 2010 and 2009, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the year ended December 31, 2010 were $63,731 compared to revenues of $57,156 in the year ended December 31, 2009, an increase in revenues of $6,575, or 12%. Revenues from networks were down by 57%, or $14,897 in the year ended December 31, 2010 compared to 2009 due to sound stage rentals of $24,170 during 2009 that were not present in 2010. Production revenues increased by 70% due to a short term project in 2010 to develop media content for a local adventure sport business, as well as, revenues from a new distribution agreement to provide video content monthly to a company in Greece.

Direct Operating Costs:

Direct operating costs were $722,237 for the year ended December 31, 2010 compared to $508,888 for the year ended December 31, 2009, an increase of $213,349 or 42%. Our direct operating costs in 2010 increased due to an increase in the production costs for our audio/video content, much of which was paid in common stock in lieu of cash. During the year ending December 31, 2010 we issued 3,660,588 shares of common stock valued at $486,218, while in the same period in 2009 we issued 2,090,500 shares valued at $233,715, and options to purchase a total of 400,000 shares valued at $36,957, for video production services. In 2010 we continued to develop and distribute our content without maximizing our sales potential. Direct operating costs are comprised of video production and distribution costs.

General and Administrative:

General and administrative expenses were $469,933 for the year ended December 31, 2010 compared to $674,069 for the year ended December 31, 2009, a decrease of $204,136 or approximately 30%. The decrease in general and administrative expense for the year ended December 31, 2010 compared to 2009 was due to reductions in overhead and outsourced administrative costs associated with moving out of our larger office space toward the end of 2009.

Salaries and Wages:

Salaries and wages expense was $591,908 for the year ended December 31, 2010 compared to $683,515 for the year ended December 31, 2009, a decrease of $91,607 or 13%. The Company recorded non-cash payments on accrued salaries and wages totaling $430,487 and $593,124, during the years ended December 31, 2010 and 2009, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of the value of common stock, recorded at fair value, issued to employees of $419,218 and $229,080 for the years ended December 31, 2010 and 2009, respectively, consisting of the issuance of 1,355,000 and 1,950,935 shares of common stock for the years ended December 31, 2010 and 2009, respectively, as well as, common stock options, recorded at fair value of $9,884 and $362,093 for the years ended December 31, 2010 and 2009, respectively. Salaries and wages expenses decreased for the year ended December 31, 2010 compared to 2009 primarily because of a decrease in the issuance of common stock options to Officers, and the unpaid leave of absence taken by the Company’s President of Programming during 2010.

Board of Director Services:

Board of director services expense was $17,399 for the year ended December 31, 2010 compared to $68,852 for the year ended December 31, 2009, a decrease of $51,453 or 75%. Board of director services decreased for the year ended December 31, 2010 compared to 2009 due to a decrease in the compensation for board services, which included the issuance of common stock, as well as, common stock options. During the year ending December 31, 2010 we issued 175,000 shares of common stock valued at $8,575, while in the same period in 2009 we issued 150,000 shares valued at $19,350. We also issued options to purchase a total of 175,000 shares valued at $8,649 for the year ended December 31, 2010, and options to purchase a total of 450,000 shares valued at $49,352 for the year ended December 31, 2009. The non-cash expenses consisted of the value of common stock and common stock options, recorded at fair value, issued to board members.

Rent:

Rent expense was $26,000 and $65,028 for the years ended December 31, 2010 and 2009, respectively. Our rent expense decreased by $39,028, or 60%, as a result of the relocation of our office and the elimination of our sound stage warehouse subsequent to December 31, 2009. We expect our quarterly rent expense will be $6,000 for the foreseeable future.

Depreciation and Amortization:

Depreciation and amortization expense was $610 the year ended December 31, 2010 compared to $610 for the year ended December 31, 2009.

Net Operating Loss:

Net operating loss for the year ended December 31, 2010 was $1,764,356 or ($0.03) per share compared to a net operating loss of $1,943,806 for the year ended December 31, 2009, or ($0.05) per share, a decrease of $179,450 or 9%. Net operating loss decreased primarily as a result of our decreased non-cash officer salaries and decreased direct operating costs in 2010 compared to 2009.

Net Loss:

The net loss for the year ended December 31, 2010 was $1,692,210 compared to a net loss of $1,959,703 for the year ended December 31, 2009, a decreased net loss of $266,863 or 14%. Net loss decreased primarily as a result of our decreased non-cash officer salaries and decreased direct operating costs in 2010 compared to 2009, as well as, $22,677 of debt forgiveness income in 2010 in excess of the debt forgiveness income recognized in 2009 and a decrease in interest expense of $45,558 due to notes payable that were converted prior to 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2010 compared to December 31, 2009.

	December 31, 2010	December 31, 2009
Total Assets	$825,140	$5,573

Accumulated (Deficit)	$(19,550,447)	$(17,858,237)

Stockholders’ Equity (Deficit)	$(175,404)	$(887,778)

Working Capital (Deficit)	$(175,867)	$(863,851)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At December 31, 2010, we had a negative working capital position of $(175,867). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice in 2010. In the year ending December 31, 2010, the Company issued 7,196,787 shares of common stock valued at $1,163,334 in lieu of cash payments to employees and outside consultants, consisting of the value of common stock and common stock options, recorded at fair value. In the year ending December 31, 2009, the Company issued 12,422,317 shares of common stock valued at $2,086,562 in lieu of cash payments to employees and outside consultants, consisting of the value of common stock and common stock options, recorded at fair value. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the financial statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.
As of December 31, 2010, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of December 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2010, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2010.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since
Mark Bradley	48	Chief Executive Officer, Principal Financial Officer and Director	1993
Peter Heumiller*	53	President
Michael Berk	64	President of Programming and Director	2000
Doug Miller	65	Director	2005
John J. English	49	Director	2008
*Appointed March 1, 2011

Mark Bradley founded the Company and has been its Chief Executive Officer and a director since 1993. Mr. Bradley was a staff producer/director at United Artists where he produced original programming and television commercials. In 1985 he created the Real Estate Broadcast Network that was the first 24-hour real estate channel. In 1993 he founded Players Network. Mr. Bradley is a graduate of the Producers Program at the University of California Los Angeles. Under his direction, Players Network became the first user of a digital broadcast system for television programming and the first private label gaming network. Mr. Bradley pioneered, developed and executive produced the production of Players Network’s unique gaming-centric programming. Mr. Bradley graduated from the UCLA producer’s program and became a producer/director at United Artists, where he produced original programming, television commercials, multi-camera music videos, live-to-tape sports and a variety show and was studio manager and postproduction supervisor with United Cable Television in Los Angeles. In this capacity he engaged in the production, packaging and syndication of television and film productions for such media venues as HBO, Nickelodeon, Prime Ticket and MTV. As an independent producer/director, Mr. Bradley created and promoted live pay-per-view events, negotiated entertainment programming distribution deals, budgeted and packaged TV programming. In 1985, Mr. Bradley created the Real Estate Broadcast Network, which was credited as being the first 24-hour real estate channel. As a founder and Chief Executive Officer of the Company, Mr. Bradley has extensive media production expertise as well as deep knowledge and relationships in the Las Vegas, Nevada entertainment industry. Mr. Bradley’s experience with the Company from its founding also offers the Board insight to the evolution of the Company, including from execution, cultural, operational, competitive and industry points of view.

Peter Heumiller served as Vice President of Content Acquisitions at Comcast from July 2004 to April 2009 where he co-founded Comcast's in-house Select on Demand multi-platform content incubator and developed new VOD/broadband content brands and networks.  In addition, Mr. Heumiller has helped negotiate content sponsorship and promotional and equity partnerships with leading advertising brands. He started unique branded entertainment original programming and developed transactional (Pay per View and Subscription VOD) content programming. He also created product merchandising and sales programming, developed ecommerce stores, call center and back-end fulfillment partnerships while creating lines of brand name retail DVD’s.  Mr. Heumiller also oversaw promotions, marketing, PR, and syndication activities.  Prior to his work at Comcast, Mr. Heumiller helped launch the Mag Rack VOD efforts at Cablevision. As an entrepreneur, he created, built and sold a chain of video retail stores in October 1990 and a special interest video distributorship in July 1999.  Recently, he also helped launch new media efforts in South America, with a particular focus on Brazil.  Mr. Heumiller’s knowledge and experience in the media industry, in particular, cable and subscription television provides the Company an expertise in branded entertainment, sponsorship, promotions and on-demand content.

Michael Berk has been a director since 2000 and was appointed as the Company's president of programming on March 22, 2005. He created and Executive Produced “Baywatch,” the most popular series in television history, and is currently producing a large-budget “Baywatch” feature film for DreamWorks. Mr. Berk wrote and produced the first three-hour movie ever made for television, "The Incredible Journey of Dr. Meg Laurel," the highest-rated movie of the year, averaging a 42 share over three hours, "The Ordeal of Dr. Mudd," another three-hour movie that received two Emmy Awards, "The Haunting Passion," winner of the Venice Film Festival Award and "The Last Song," recipient of the Edgar Allan Poe Award for Mystery Writing. Mr. Berk is also a significant figure in the Las Vegas community. He was a founding Board Member and President of the highly acclaimed “CineVegas” Film Festival, now in its sixth year at the Palms Hotel, and was recognized with the prestigious Las Vegas Chamber of Commerce Community Achievement Award in the category of Entertainment. He also received the Nevada Film Office/Las Vegas Film Critics Society Silver Spike Award for his contributions to the film and television industry in Nevada. Mr. Berk maintains offices both in Hollywood and in Las Vegas.  Mr. Berk’s extensive experience and contacts in the media and entertainment industry provides the Company and the Board a unique perspective on this industry and insight into the Company’s business.

Douglas R. Miller has been a member of the Board of Directors of the Company since 2005. Mr. Miller has served as President, Chief Operating Officer, Secretary and a director of GWIN, Inc., a publicly traded media and entertainment company focused on sports and gaming, since its reorganization in July 2001. Mr. Miller also served as Gwin’s Chief Financial Officer from November 2001 to April 2003. From 1999 to 2001, Mr. Miller served as President of Gwin’s subsidiary, Global Sports Edge, Inc. From 1998 to 1999, Mr. Miller was the Chief Financial Officer of Body Code International, an apparel manufacturer. Mr. Miller holds a B.A. degree in economics from the University of Nebraska, and an MBA degree from Stanford University. Mr. Miller serves on the compensation committee of the Company’s Board of Directors. Mr. Miller’s experience running media companies as well as publicly traded companies provides him with an understanding of the operation of other boards of directors that he can contribute in his role as a member of the Board.

John J. English has served as Las Vegas Gaming, Inc.’s Senior Vice President of Creative and Business Development since 2004. His duties include sports, race, and poker as well as alternative content development. From 1983-1990, Mr. English was the President of Lottery Division of Winners Award Center. In 1990, Mr. English co-founded Pinpoint Direct Incorporated, which became one of the largest direct mail sweepstakes and gaming providers in the world. In 1998, Mr. English founded Multimedia Enterprises, which produced innovative gaming content, and Mailworks International, which provided printing and production services. These companies maintained distribution offices in Nevada, Arizona, California, New York, Canada, and Holland. In 2000, Mr. English created Sports Bet Xpress, the first ever Nevada Gaming Control Board approved remote sports wagering system for bars, taverns and restaurants. Subsequently, Mr. English co-created Gamblers Bonus Million Dollar Ticket, the first million dollar jackpot game to be distributed to restricted gaming locations. Mr. English has created successful partnering ventures with United Coin Machine Company, American Wagering, Inc., VirtGame Corporation, Chan Poker, Harrah’s Entertainment, and MGM Mirage.  Mr. English’s extensive experience in the gaming industry as well as his extensive contacts in the Las Vegas entertainment market enables him to provide the Board with unique insights into the Company’s market and customer needs.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we believe that during 2010 our Directors and executive officers did not comply with all Section 16(a) filing requirements.  Specifically, Mr. Bradley and Mr. Berk failed to file Form 4s with respect to the issuance of Common shares, Series A Preferred shares and options for 2010.  However, Form 5’s were filed for each officer with respect to these shares on February 14, 2011.  Doug Miller failed to file Form 4’s with respect to the issuance of Common shares and Options that were granted during 2010.  However, a Form 5 was filed with respect to these shares on February 14, 2011. John J. English failed to file Form 4’s with respect to the issuance of Common shares and Options that were granted during 2010.

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company's Audit Committee during fiscal 2010, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the years ended December 31, 2010, 2009 and 2008:

Summary Compensation Table
Name and Principal Position (a)	Year (b)	Salary (c)	Stock Awards (e)(1)	Option Awards (f)(1)	All Other Compensation	Total Compensation
Mark Bradley, Chief Executive Officer	2010	$36,204	$103,500(2)	$304,745	$-0-	$444,449
	2009	$33,908	$150,157(2)	$249,455	$-0-	$433,520
	2008	$51,577	$73,360(2)	$25,598	$-0-	$150,535

Peter Heumiller, President(3)	2010	$-0-	$-0-	$-0-	$-0-	$-0-

Michael Berk, President of Programming(4)	2010	$25,000	$5,000	$4,942	$-0-	$34,942
	2009	$4,000	$73,474	$112,638	$-0-	$190,112
	2008	$18,500	$102,615	$25,598	$-0-	$146,713
(1)
The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2010, 2009 and 2008, in accordance with FASB ASC 718-10 of awards of stock and stock options. Assumptions used in the calculation of this amount are included in Note 8 of our audited financial statements for the fiscal year ended December 31, 2010 included in Part II, Item 7, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(2)	This column reflects shares of Common Stock issued by the Company to Mr. Bradley in lieu of cash salary.
(3)	Mr. Heumiller was appointed as the Company’s President effective March 1, 2011.
(4)	This column reflects shares of Common Stock issued by the Company to Mr. Berk in lieu of cash salary.

Employment Agreements

Mark Bradley, Chief Executive Officer

In 2005 we employed Mr. Bradley under an extension of his employment agreement. This agreement provides that Mr. Bradley is entitled to receive an annual salary of $150,000. Provided that established criteria are met, Mr. Bradley is also entitled to 10% of all royalties that we receive from sources directly resulting from his efforts. On September 1, 2010 we extended Mr. Bradley’s employment under a replacement employment agreement. This agreement provides that Mr. Bradley is entitled to receive an annual salary of $175,000, with an additional monthly automobile allowance of $700. Mr. Bradley is entitled to participate in any and all employee benefit plans established for the employees of the Company. The employment agreement confers upon Mr. Bradley a right of first refusal with respect to any proposed sale of all or a substantial portion of the Company's assets. The employment agreement does not contain a covenant not to compete preventing Mr. Bradley from competing with the Company after the termination of the employment agreement. The employment agreement was renewed for a five (5) year period through August 31, 2015.

Peter Heumiller, President

On March 1, 2011, the Company entered into an employment agreement with Peter Heumiller pursuant to which Mr. Heumiller will serve as the Company’s President.  Mr. Heumiller’s Employment Agreement is for an initial term commencing on March 1, 2011 and ending on February 28, 2013.  Pursuant to Mr. Heumiller’s employment agreement, he is paid a base salary of $90,000.  In addition, Mr. Heumiller is entitled to receive a quarterly bonus based on the Company’s net revenues during each fiscal quarter (“Stretch Bonus”).  If Mr. Heumiller is terminated without “cause,” he is entitled to receive, subject to the execution of a general release: (i) immediate payment in full of an amount equal to his monthly base salary (as in effective immediately prior to the termination) multiplied by the number of months remaining under the term of his employment agreement and (ii) an immediate payment in an amount equal to the last Stretch Bonus payment multiplied by the number of quarters remaining under the term of his employment agreement.  If Mr. Heumiller’s employment is terminated due to death or disability, he or his heirs, is entitled to any accrued but unpaid salary, plus a continuation of salary for up to six months, plus a prorated monthly Stretch Bonus based on the last quarterly Stretch Bonus received by Mr. Heumiller for a period of six months.

Michael Berk, President of Programming

On January 1, 2005, we entered into a five-year employment agreement with Mr. Michael Berk, our President of Programming pursuant to which we agreed to pay Mr. Berk an annual salary of $150,000 plus 10% of all royalties that we receive from sources directly resulting from his efforts. Mr. Berk took an unpaid leave of absence from July 1, 2009 through October 1, 2010, at which time we replaced Mr. Berk’s expired employment agreement. We extended Mr. Berk’s employment under a replacement employment agreement which provides that Mr. Berk is entitled to receive an annual salary of $150,000, with an additional monthly automobile allowance of $700. On October 1, 2010, the employment agreement was renewed for a five (5) year period through August 31, 2015, with amendments to include a monthly automobile allowance of $700. On January 1, 2011, Mr. Berk recommenced his unpaid leave of absence until further notice.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the value of all unexercised options previously awarded to the Named Executive Officers at the fiscal year ended December 31, 2010.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (f)	Market Value of Shares or Units of Stock That Have Not Vested ($) (g)
Mark Bradley	1,500,000	—	0.22	07/18/2014	—	—
	100,000	—	0.10	02/28/2013	—	—
	250,000	—	0.20	11/29/2013	—	—
	1,500,000	—	0.15	08/27/2013	—	—
	50,000	—	0.20	01/08/2013	—	—
	250,000	—	0.20	01/08/2013	—	—
	300,000	—	0.20	01/08/2012	—	—
	250,000	—	0.20	02/14/2011(2)	—	—
	25,000	—	0.20	02/14/2011(2)	—	—
Michael Berk	100,000	—	0.10	02/28/2013	—	—
	250,000	—	0.20	11/29/2013	—	—
	50,000	—	0.20	01/08/2013	—	—
	250,000	—	0.20	01/08/2013	—	—
	400,000	—	0.20	01/08/2012	—	—
	250,000	—	0.20	02/14/2011(2)	—	—
	25,000	—	0.20	02/14/2011(2)	—	—
(1)	The options were fully vested on the date of grant.

(2)	These options expired on February 14, 2011.

Termination of Employment; Severance Agreements

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

Mr. Heumiller’s employment agreement provides that if he is terminated without “cause,” he is entitled to receive, subject to the execution of a general release: (i) immediate payment in full of an amount equal to his monthly base salary (as in effective immediately prior to the termination) multiplied by the number of months remaining under the term of his employment agreement and (ii) an immediate payment in an amount equal to the last Stretch Bonus payment multiplied by the number of quarters remaining under the term of his employment agreement.  If his employment is terminated due to death or disability, he or his heirs, is entitled to any accrued but unpaid salary, plus a continuation of salary for up to six months, plus a prorated monthly Stretch Bonus based on the last quarterly Stretch Bonus received by him for a period of six months.

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the years ended December 31, 2010.

Name (a)	Year	Stock Awards ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (g)(1)	Total ($) (h)
Doug Miller (1)	2010	$5,000	$4,942	$-0-	$9,942
John J. English (2)	2010	$3,750	$3,707	$-0-	$7,457

The amounts in columns (c) and (d) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2010, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2010. Assumptions used in the calculation of this amount are included in Note 8 of our audited financial statements for the year ended December 31, 2010 included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

 (1)  On March 1, 2010 the Company issued Doug Miller 100,000 shares of restricted common stock valued at $5,000. On March 1, 2010 the Company granted Doug Miller cashless options to purchase 100,000 shares of its common stock in exchange for services rendered as a director. The options carry an exercise price of $0.10 per share, exercisable over 36 months from the grant date.

 (2)  On March 1, 2010 the Company issued John English 75,000 shares of restricted common stock valued at $3,750. On March 1, 2010 the Company granted John English cashless options to purchase 75,000 shares of its common stock in exchange for services rendered as a director. The options carry an exercise price of $0.10 per share, exercisable over 36 months from the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2011, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2011 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o Players Network, 1771 E. Flamingo Road, #303-A, Las Vegas, NV 89119.

				Series A Preferred		Series B Preferred
	Common Stock			Stock		Stock
Name of Beneficial Owner (1)	Number of Shares		% of Class(2)	Number of Shares	% of Class(3)	Number of Shares		% of Class(4)
Officers and Directors:
Mark Bradley, CEO and Director(5)	12,127,799		19.8%	1,000,000	50%
Peter Huemiller, President(6)	150,000		-0-
Michael Berk, President of Programming and Director(7)	4,058,827		6.6%	1,000,000	50%
Doug Miller, Director(8)	500,000		*	-	-
John English, Director(9)	600,000		*	-	-
Directors and Officers as a Group (5 persons)	17,436,626		28.5%	2,000,000	100%	4,349,339		100%
5% Holders:
David W. Tice	6,090,068	(10)	9.9%			4,349,339	(11)	100%

* less than 1%
(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.
(2) Percentage of beneficial ownership is based upon 60,994,226 shares of Common Stock outstanding as of March 31, 2011. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of March 31, 2011, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.
(3) Percentage of beneficial ownership is based upon 2,000,000 shares of Series A Preferred Stock outstanding as of March 31, 2011.
(4) Percentage of beneficial ownership is based upon 4,349,339 shares of Series B Preferred Stock outstanding as of March 31, 2011.
(5) Includes stock options to purchase 4,050,000 shares of Common Stock exercisable within 60 days of March 31, 2011 and 25,000 shares held for the benefit of Mr. Bradley’s minor daughter.
(6) Includes options to purchase 150,000 shares of Common Stock exercisable within 60 days of March 31, 2011
(7)Includes (i) 38,000 shares held by MJB Productions, which is 100% owned by Mr. Berk, and (ii) options to purchase 1,150,000 shares of Common Stock exercisable within 60 days of March 31, 2011.
(8) Includes options to purchase 400,000 shares of Common Stock exercisable within 60 days of March 31, 2011.
(9) Includes options to purchase 375,000 shares of Common Stock exercisable within 60 days of March 31, 2011.
(10) Information based on Schedule 13D filed with the SEC on October 19, 2011
(11) Includes 4,349,339 shares of Series B Preferred held by Tice Capital, LLC.  Mr. Tice is the sole member and manager of Tice Capital, LLC and has voting and dispositive control over the shares held by Tice Capital, LLC.  Therefore, Mr. Tice is deemed to be the beneficial owner of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company rented the Company’s soundstage to GWIN, Inc., a company controlled by David Miller, a director of the Company, for $-0- and $5,800 during the years ended 2010 and 2009, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2010 and 2009.

	2010	2009

Audit fees:	$21,750	$18,500
Audit-related fees:	—	—
Tax fees:	—	—
All other fees:	—	1,600
Total fees paid or accrued to our principal accountant	$21,750	$20,100

We do not have an Audit Committee. Our board of directors acted as the Company's Audit Committee during fiscal 2010, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1(1)	Articles of Incorporation, filed with the Commission on February 7, 2000.
3.2(1)	Bylaws of the Company, filed with the Commission on February 7, 2000.
3.3(4)	Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State on June 9, 1994.
3.4(5)	Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed June 4, 2007
4.1(2)	2004 Non-Qualified Stock Option Plan.
4.2(3)	2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan.
4.3 (6)	Certificate of Designation for Series A Preferred Stock filed July 24, 2007.
4.4 (9)	Amended and Restated 2004 Non-Qualified Stock Option Plan
4.5 (12)	Certificate of Designation for Series B Preferred Stock filed December 17, 2010
4.6 (12)	Form of Series B Stock Warrant dated December 17, 2010
10.1(4)	Distribution Agreement between the Company and Comcast Programming Development, Inc. dated October 10, 2005. **
10.2(4)	Employment Agreement dated January 1, 2005 for Mark Bradley Feldgreber.
10.3(4)	Employment Agreement dated January 1, 2005 for Michael Berk.
10.4(7)	Subscription Agreement dated as of October 10, 2007 by and between the Company and Timothy Sean Shiah
10.5(8)	Distribution Agreement dated June 5, 2008, between Players Network and MicroPlay, Inc. **
10.6 (12)	Series B Preferred Stock and Warrant Purchase Agreement dated December 17, 2010
10.7 (12)	Investor’s Rights Agreement dated December 17, 2010
10.8 (13)	Employment Agreement dated March 1, 2011 for Peter Heumiller
14 (10)	Code of Ethics
23.1(9)	Consent of Weaver & Martin LLC.
23.2(9)	Consent of M&K CPAS, PLLC
23.3 (11)	Consent of M&K CPAS, PLLC
31.1*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
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
(8) Filed as an exhibit to the Company's Form 8-K filed with the Commission on June 12, 2008
(9) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on July 22, 2009
(10) Filed as an exhibit to the Company's Form 10-K filed with the Commission on April 7, 2010
(11) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on September 17, 2010
(12) Filed as an exhibit to the Company's Form 8-K filed with the Commission on December 23, 2010
(13) Filed as an exhibit to the Company's Form 8-K filed with the Commission on March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Players Network

We have audited the accompanying balance sheets of Players Network as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players Network as of December 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 28, 2011

Players Network
Balance Sheets

	December 31,	December 31,
	2010	2009

Assets

Current assets:
Cash	$812,245	$-
Accounts receivable, net of allowance for
doubtful accounts of $5,000 and $5,000,
at December 31, 2010 and 2009, respectively	12,432	3,500
Prepaid expenses	-	1,000
Total current assets	824,677	4,500

Fixed assets, net	463	1,073

Total Assets	$825,140	$5,573

Liabilities and Stockholders' (Deficit)

Current liabilities:
Checks written in excess of available funds	$-	$1,719
Deferred revenues	-	5,000
Accounts payable	554,785	515,981
Accrued expenses	417,759	342,651
Current maturities of long term debt, including related
party amounts of $3,000 at December 31, 2010 and 2009	28,000	3,000
Total current liabilities	1,000,544	868,351

Long term debt	-	25,000

Total Liabilities	1,000,544	893,351

Stockholders' (deficit):
Series A preferred stock, $0.001 par value, 2,000,000
shares authorized; 2,000,000 shares issued and
outstanding at December 31, 2010 and 2009	2,000	2,000
Series B preferred stock, $0.001 par value, 10,873,347
shares authorized; 4,349,339 and -0- shares issued and
outstanding at December 31, 2010 and 2009, respectively	4,349	-
Common stock, $0.001 par value, 150,000,000 shares
authorized; 59,534,226 and 48,784,659 shares issued and
outstanding at December 31, 2010 and 2009, respectively	59,535	48,785
Additional paid-in capital	19,309,159	16,919,674
Accumulated (deficit)	(19,550,447)	(17,858,237)
Total Stockholders' (Deficit)	(175,404)	(887,778)

Total Liabilities and Stockholders' (Deficit)	$825,140	$5,573

The accompanying notes are an integral part of these financial statements.

Players Network
Statements of Operations

	For the years ended
	December 31,
	2010	2009
Revenue:
Network	$11,474	$26,371
Production and other	52,257	30,785
Total revenue	63,731	57,156

Expenses:
Direct operating costs	722,237	508,888
General and administrative	469,933	674,069
Officer salaries	507,220	630,093
Salaries and wages	84,688	53,422
Board of director services	17,399	68,852
Rent	26,000	65,028
Depreciation and amortization	610	610
Total operating expenses	1,828,087	2,000,962

Net operating (loss)	(1,764,356)	(1,943,806)

Other income (expense):
Interest expense	(3,911)	(49,469)
Bad debts expense	(1,000)	-
Loss on conversion of notes payable	-	(20,178)
Forgiveness of debt	77,057	54,380
Total other income (expense)	72,146	(15,267)

Net (loss)	$(1,692,210)	$(1,959,073)

Weighted average number of common
shares outstanding - basic and fully diluted	56,355,887	41,023,762

Net (loss) per share - basic and fully diluted	$(0.03)	$(0.05)

The accompanying notes are an integral part of these financial statements.

Players Network
Statements of Changes in Stockholders' Equity (Deficit)
									Total
	Series A		Series B				Additional		Stockholders
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December 31, 2008	2,000,000	$2,000	-	$-	35,092,342	$35,092	$14,711,305	$(15,899,164)	$(1,150,767)
Shares issued for cash	-	-	-	-	1,270,000	1,270	134,230	-	135,500
Shares issued for debt	-	-	-	-	2,975,382	2,975	536,024	-	538,999
Shares issued for services	-	-	-	-	7,201,000	7,202	792,409	-	799,611
Shares issued for compensation, related party	-	-	-	-	2,245,935	2,246	257,685	-	259,931
Options granted for services	-	-	-	-	-	-	125,928	-	125,928
Options granted for compensation, related party	-	-	-	-	-	-	362,093	-	362,093
Net (loss) for the year ended December 31, 2009								(1,959,073)	(1,959,073)
Balance, December 31, 2009	2,000,000	$2,000	-	$-	48,784,659	$48,785	$16,919,674	$(17,858,237)	$(887,778)
Shares issued for cash	-	-	4,349,339	4,349	-	-	995,651	-	1,000,000
Shares issued for cash	-	-	-	-	3,552,780	3,553	237,697	-	241,250
Shares issued for services	-	-	-	-	5,771,787	5,772	721,976	-	727,748
Shares issued for compensation, related party	-	-	-	-	1,425,000	1,425	115,825	-	117,250
Options granted for compensation, related party	-	-	-	-	-	-	318,336	-	318,336
Net (loss) for the year ended December 31, 2010								(1,692,210)	(1,692,210)
Balance, December 31, 2010	2,000,000	$2,000	4,349,339	$4,349	59,534,226	$59,535	$19,309,159	$(19,550,447)	$(175,404)

The accompanying notes are an integral part of these financial statements.

Players Network
Statements of Cash Flows
	For the years ended
	December 31,
	2010	2009
Cash flows from operating activities
Net (loss)	$(1,692,210)	$(1,959,073)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation and amortization expense	610	610
Forgiveness of debt	(64,767)	(54,380)
Amortization of beneficial conversion feature	-	26,297
Stock issued for services	678,038	799,611
Stock issued for compensation, related party	117,250	259,931
Stock issued for financing cost	-	-
(Gain) loss on stock issued for debt	(12,290)	20,178
Options and warrants granted for services	318,336	488,021
Decrease (increase) in assets:
Accounts receivable	(8,932)	41,170
Prepaid expenses	1,000	(1,000)
Increase (decrease) in liabilities:
Checks written in excess of deposits	(1,719)	(457)
Deferred revenues	(5,000)	5,000
Accounts payable	165,571	172,671
Accrued expenses	75,108	62,921
Net cash used in operating activities	(429,005)	(138,500)

Cash flows from financing activities
Proceeds from long term debt	5,300	5,500
Repayment of long term debt	(5,300)	(2,500)
Proceeds from sale of series B preferred stock	1,000,000	-
Proceeds from sale of common stock	241,250	135,500
Net cash provided by financing activities	1,241,250	138,500

Net increase in cash	812,245	-
Cash - beginning	-	-
Cash - ending	$812,245	$-

Supplemental disclosures:
Interest paid	$1,588	$4,754
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Common stock issued for debt	$-	$538,999

The accompanying notes are an integral part of these financial statements.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Players Network (PNTV) was incorporated in the State of Nevada in March of 1993. Our business for most of our existence has been the ownership and operation of a digital 24-hour Video On Demand and Broadband gaming and entertainment television network called “PLAYERS NETWORK,” which specializes in producing television programming to serve the gaming industry. Our programming is broadcast directly into 30 million cable and satellite homes and available worldwide through broadband internet. The Company operates three separate channels, Players Network, which focuses on gaming lifestyle, Vegas On Demand, which involves the Las Vegas lifestyle and entertainment experience, and Sexy Sin City TV which covers the sexy side of Las Vegas.

In addition to the PLAYERS NETWORK, gaming and Las Vegas related content, the Company is launching its own internet television platform that will incubate several other program categories that will have their own brand and appeal to new audiences. The Company’s business model includes advertising and sponsorship sales, transactions, online memberships, Pay-Per-View and syndication activities.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases, of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 1, 2009. The ASC does not change GAAP, and did not have an effect on the Company’s financial position, results of operations or cash flows.

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

Cash and Cash Equivalents

PNTV maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2010 and 2009.

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

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by PNTV are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. PNTV did not recognize any impairment losses on the disposal of fixed assets during 2010 and 2009.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense was $48,000 and $-0- for the years ended December 31, 2010 and 2009, respectively.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from video production services on a project basis and subscriptions for video content. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense was $1,000 and $-0- for the years ended December 31, 2010 and 2009, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2010 and 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $1,113,624 and $1,547,563 for the years ended December 31, 2010 and 2009, respectively.

Uncertain Tax Positions

Effective January 1, 2010, the Company adopted new standards for accounting for uncertainty in income taxes. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our financial statements.

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 during the period ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the period then ended. In connection with preparing the accompanying audited financial statements, management evaluated subsequent events through the date that such financial statements were issued (filed with the Securities and Exchange Commission).

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($19,550,447), and as of December 31, 2010, the Company’s current liabilities exceeded its current assets by $175,867 and its total liabilities exceeded its total assets by $175,404. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

On October 1, 2010 the Company issued 100,000 shares of restricted common stock to its CEO for unpaid compensation. The total fair value of the common stock was $26,000 based on the closing price of the Company’s common stock on the date of grant.

Officer compensation expense was $507,220 and $630,093 for the years ended December 31, 2010 and 2009, respectively. The balance owed was $34,290 and $6,460 at December 31, 2010 and 2009, respectively.

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

On August 25, 2010 the Company granted 100,000 shares of restricted common stock to the wife of a member of the board of directors for video production services provided. The total fair value of the common stock was $16,000 based on the closing price of the Company’s common stock on the date of grant.

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

On March 23, 2010 the Company received $30,000 in exchange for 600,000 shares of common stock, along with warrants to purchase 300,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 300,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor. In addition, $21,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor.

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
NOTES TO FINANCIAL STATEMENTS

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

On August 31, 2010 the Company issued 240,000 shares of common stock, along with warrants to purchase 120,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 120,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $12,000.

On September 27, 2010 the Company issued 35,000 shares of common stock, along with warrants to purchase 35,000 shares at $0.20 per share, exercisable for 36 months to the Company’s major vendor in exchange for cash proceeds of $5,250.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009

Computers and office equipment	$2,506	$2,506

Less accumulated depreciation	(2,043)	(1,433)
	$463	$1,073

Depreciation expense totaled $610 and $610 for 2010 and 2009, respectively.

Note 5 – Accrued Expenses

As of December 31, 2010 and December 31, 2009 accrued expenses included the following:

	December 31,	December 31,
	2010	2009
Customer Deposits	$26,000	$13,500
Accrued Payroll, Officers	34,290	6,460
Accrued Payroll and Payroll Taxes	352,510	320,055
Accrued Interest	4,959	2,636
	$417,759	$342,651

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

Note 6 – Long Term Debt

Long-term debt consists of the following at December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009
8% unsecured convertible debentures, due in September of 2011, convertible into 500,000 shares of common stock at any time prior to maturity based on a conversion price of $0.05 per share. Accrued interest is convertible as well at a conversion price of $0.05 per share.	$25,000	$25,000
Unsecured demand note due to a related party.	3,000	3,000
Total debt	28,000	28,000
Less: current portion	28,000	3,000
Long-term debt, less current portion	$-	$25,000

Future maturities of long-term debt are as follows as of December 31, 2010:

2011	$ 28,000
Thereafter	-
$ 28,000

Accrued interest on the above convertible notes totaled $4,959 and $2,636 at December 31, 2010 and December 31, 2009, respectively.

Interest expense totaled $3,911 and $69,647 for the years ended December 31, 2010 and 2009, respectively, of which $1,588 and $3,016, respectively, was incurred from credit card finance charges and accounts payable finance charges.

According to the terms of the Convertible Promissory Note, the estimated number of shares of common stock that would be received upon conversion of the outstanding principal and accrued interest was 582,740 shares at September 30, 2010.

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock (2010)

On December 17, 2010 the Company sold 4,349,339 shares of $0.001 par value series B convertible preferred stock, along with warrants to purchase an additional 4,349,339 shares of series B convertible preferred stock at $0.41 per share over a three year period from the date of issuance, in exchange for proceeds of $1,000,000. The shares are convertible at the option of the holder beginning six months from the filing date, or May 17, 2011, into shares of common stock at a ratio of one share of series B preferred stock into one share of common stock (1:1). The maximum shares of common stock convertible are to be reserved from the authorized shares.

The Company had 2,000,000 shares of $0.001 par value series A preferred stock authorized and issued and outstanding at December 31, 2009, and 10,873,347 shares of $0.001 par value series B preferred stock authorized, 4,349,339 of which, were issued and outstanding as of December 31, 2010.

The Company has also authorized 12,126,653 shares of preferred stock that remains undesignated and unissued as of December 31, 2010.

Preferred Stock (2009)

No new preferred shares were authorized or issued during the year ended December 31, 2009.

The Company had 2,000,000 shares of $0.001 par value Series A preferred stock authorized and issued and outstanding at December 31, 2009. No other shares of preferred stock were authorized as of December 31, 2009.

Common Stock Issuances (2010)

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
NOTES TO FINANCIAL STATEMENTS

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

On March 23, 2010 the Company received $30,000 in exchange for 600,000 shares of common stock, along with warrants to purchase 300,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 300,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor. In addition, $21,000 of the proceeds was used to repay a portion of the accounts payable balance back to the vendor.

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
NOTES TO FINANCIAL STATEMENTS

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
NOTES TO FINANCIAL STATEMENTS

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

On August 31, 2010 the Company issued 240,000 shares of common stock, along with warrants to purchase 120,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 120,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $12,000.

On September 10, 2010 the Company issued 55,000 shares of common stock, along with warrants to purchase 55,000 shares at $0.20 per share, exercisable for 36 months in exchange for cash proceeds of $8,250.

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
NOTES TO FINANCIAL STATEMENTS

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

On September 27, 2010 the Company issued 35,000 shares of common stock, along with warrants to purchase 35,000 shares at $0.20 per share, exercisable for 36 months to the Company’s major vendor in exchange for cash proceeds of $5,250.

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

Common Stock Issuances (2009)

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

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

Stock Cancellations (2010)

On January 8, 2010 the Company cancelled 100,000 shares for non-performance of services.

On June 11, 2010 the Company cancelled 760,000 shares for non-performance of services.

Note 8 – Common Stock Warrants and Options

Common Stock Options and Warrants Granted (2010)

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

Common Stock Options and Warrants Granted (2009)

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

Common Stock Options and Warrants Cancelled

No options or warrants were cancelled during the years ended December 31, 2010 and 2009.

Common Stock Options and Warrants Expired (2010)

During the year ended December 31, 2010, a total of 1,935,000 options and warrants that were outstanding as of December 31, 2009 expired. The expiration of the options and warrants had no impact on the current period operations.

Common Stock Options and Warrants Expired (2009)

During the year ended December 31, 2009, 1,320,000 options and 1,231,333 warrants that were outstanding as of December 31, 2008 expired. The expiration of the options and warrants had no impact on the current period operations.

Common Stock Options Exercised

No options were exercised during the years ended December 31, 2010 and 2009.

The following is a summary of information about the Stock Options outstanding at December 31, 2010.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.10 - $1.00	13,322,780	2.07 years	$0.23	13,322,780	$0.23

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2010	2009

Average risk-free interest rates	4.71%	2.94%
Average expected life (in years)	2.07	2.27
Volatility	282%	288%

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

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the year ended December 31, 2010 was approximately $0.28 per option, and during the year ended December 31, 2009 was approximately $0.18 per option.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2009	9,830,000	$0.23
Options expired	(1,935,000)	(0.36)
Options cancelled	-0-	-0-
Options granted	5,427,780	0.28
Options exercised	-0-	-0-

Balance, December 31, 2010	13,322,780	0.23

Exercisable, December 31, 2010	13,322,780	$0.23

Note 9 – Series B Preferred Stock Warrants

Series B Preferred Stock Warrants Granted
On December 17, 2010 the Company issued warrants to purchase 4,349,339 shares of series B convertible preferred stock at $0.41 per share over a three year period from the date of issuance, in exchange for proceeds of $1,000,000 in conjunction with the sale of 4,349,339 shares of series B convertible preferred stock.

Series B Preferred Stock Warrants Cancelled
No series B preferred stock warrants were cancelled during the years ended December 31, 2010 and 2009.

Series B Preferred Stock Warrants Expired
No series B preferred stock warrants were expired during the years ended December 31, 2010 and 2009.

Series B Preferred Stock Warrants Exercised
No series B preferred stock warrants were exercised during the years ended December 31, 2010 and 2009.

The following is a summary of information about the Series B Preferred Stock Warrants outstanding at December 31, 2010.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.41	4,349,339	3 years	$0.41	-0-	$-0-

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

December 31,
2010

Average risk-free interest rates	0.99%
Average expected life (in years)	1.50
Volatility	429%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series B preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series B preferred stock warrants. During 2010 and 2009, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the year ended December 31, 2010 was approximately $0.41 per warrant, and there were no series B preferred stock warrants granted during the year ended December 31, 2009.

The following is a summary of activity of outstanding series B preferred stock warrants:

Weighted
Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2009	-0-	$-0-
Options expired	(-0-)	(-0-)
Options cancelled	-0-	-0-
Options granted	4,349,339	0.41
Options exercised	-0-	-0-

Balance, December 31, 2010	4,349,339	0.41

Exercisable, December 31, 2010	-0-	$-0-

Note 10 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2010 and 2009, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2010, the Company had approximately $11,607,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$4,062,000	$3,609,000

Net deferred tax assets before valuation allowance	4,062,000	3,609,000
Less: Valuation allowance	(4,062,000)	(3,609,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2010 and 2009, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,
	2010	2009

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 11 – Operating Lease

The Company leases its office facilities under a month to month, cancelable operating sublease agreement from one of its vendors that provide video production and editing services. The monthly rental amount under the agreement is $2,000. Lease expense totaled $26,000 and $65,028 during 2010 and 2009, respectively.

Note 12 – Commitments

On October 10, 2005 the Company entered into a ten-year distribution agreement with Comcast Programming Development, Inc. (“Comcast”), an affiliated entity of Comcast Corporation. Pursuant to the terms of the agreement, Comcast will carry PNTV’s Gaming Channel on its Digital VOD Cable Platform, which will provide programming directly related to the gaming industry and targeting the existing approximately $70 billion market. The Company will own and operate 100% of the channel. Pursuant to the agreement, the Company formed a wholly owned subsidiary, Players Network on Demand. Comcast has the option to purchase up to 40% of the common stock in the subsidiary for fair market value beginning on April 10, 2007.

Note 13 – Concentrations in Sales to Few Customers

The largest two customers accounted for 39% and 28% of revenues for the year ended December 31, 2010 and 2009, respectively, as well as, 15% and 47% of the Company’s accounts receivable balance at December 31, 2010 and 2009, respectively. An adverse change in the Company’s relationship with these customers could negatively affect the Company’s revenues and their results of operations.

Note 14 – Company is Dependent on Few Major Suppliers

The Company is dependent on third-party vendors for all of its video content production and services. In 2009 and 2009, purchases from the Company’s two largest vendors accounted for approximately 43% and 42% of direct operating costs, respectively. The Company is dependent on the ability of its vendors to provide services and content on a timely basis and on favorable pricing terms. The loss of certain suppliers could have a material adverse effect on the Company. The Company believes that its relationships with its suppliers are satisfactory.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

Note 15 – Forgiveness of Debt

The Company recognized debt forgiveness in the total amount of $77,057 during the year ended December 31, 2010 as a result of the issuance of a total of 1,064,787 shares with a fair market value of $63,828 as payment on accounts payable invoices totaling $74,000, resulting in a gain of $12,290, as well as, the forgiveness of $64,767 of accounts payable invoices from two other vendors.

The Company recognized debt forgiveness in the total amount of $54,380 during the year ended December 31, 2009 as a result of the issuance of a total of 978,000 shares with a fair market value of $93,020 as payment on accounts payable invoices totaling $142,800, resulting in a gain of $49,780, as well as, the forgiveness of $4,600 of accounts payable invoices from another vendor.

Note 16 – Subsequent Events

Stock issuances

On February 8, 2011 the Company issued 35,000 shares of restricted common stock to an independent contractor for video editing services provided. The total fair value of the common stock was $6,650 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011 the Company issued 50,000 shares of restricted common stock to an employee as a bonus for administration services provided. The total fair value of the common stock was $9,500 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011 the Company issued 25,000 shares of restricted common stock to an employee as a bonus for administration services provided. The total fair value of the common stock was $4,750 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011 the Company issued 10,000 shares of restricted common stock to an employee as a bonus for administration services provided. The total fair value of the common stock was $1,900 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011 the Company issued 15,000 shares of restricted common stock to an independent contractor for video production services provided. The total fair value of the common stock was $2,850 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011 the Company issued 90,000 shares of restricted common stock to the Company’s major vendor in satisfaction for video production services provided. The total fair value of the common stock was $17,100 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011 the Company issued 20,000 shares of free trading common stock to an independent contractor for video production services provided. The total fair value of the common stock was $3,800 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011 the Company issued 105,000 shares of free trading common stock to an independent contractor for video production services provided. The total fair value of the common stock was $19,950 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011 the Company granted 100,000 cashless stock options to the Company’s CEO as compensation for services to be performed on the board of directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 427% and a call option value of $0.1881, was $18,806.

On February 8, 2011 the Company granted 100,000 cashless stock options to the Company’s President of Programming as compensation for services to be performed on the board of directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 427% and a call option value of $0.1881, was $18,806.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

On February 8, 2011 the Company granted 100,000 cashless stock options as compensation for service on the board of directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 427% and a call option value of $0.1881, was $18,806.

On February 8, 2011 the Company granted 100,000 cashless stock options as compensation for service on the board of directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 427% and a call option value of $0.1881, was $18,806.

Debt repayment

On February 22, 2011 we settled a convertible promissory note in the original principal amount of $25,000 with a payment of $15,000. The note holder forgave the remaining $10,000 of principal and $4,641 of accrued interest.

Officer appointment

On March 1, 2011 Peter Heumiller was appointed President and COO. As President and COO, Mr. Heumiller will be compensated at an annualized base salary of $90,000 per year pursuant to a two year employment agreement. In addition, Mr. Heumiller shall be entitled to a quarterly bonus based on the Company’s net revenues at various amounts between $7,500 and $22,500 based on net quarterly revenues from $300,000 to $600,000 and above.

On March 2, 2011, the Board granted Mr. Heumiller common stock options to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share (the “Option”), vesting in 1/24th monthly increments over the two year term of the employment agreement.

In addition, Mr. Heumiller was granted a restricted stock award of 1,200,000 shares of the Company’s restricted common stock vesting in 1/24th monthly increments over the two year term of the employment agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYERS NETWORK

By:	/s/ Mark Bradley
Date: March 31, 2011	Mark Bradley, Chief Executive Officer

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

Name	Title	Date

/s/ Mark Bradley	Director & Chief Executive Officer (Principal	March 31, 2011
Mark Bradley	Executive Officer, Principal Financial Officer & Principal Accounting Officer)

/s/ Michael Berk	Director and President of Programming	March 31, 2011
Michael Berk

/s/ Doug Miller	Director	March 31, 2011
Doug Miller

	Director	March 31, 2011
John J. English