Form 10-Q
period 2011-03-31
PLAYERS NETWORK
filed 2011-05-23
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2011

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

The number of shares outstanding of the Registrant’s Common Stock on May 23, 2011 was 60,838,791.

PLAYERS NETWORK
FORM 10-Q
Quarterly Period Ended March 31, 2011

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in our Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer specifically to Players Network.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets:
Cash	$554,290	$812,245
Accounts receivable, net of allowance
for doubtful accounts of $5,000	5,667	12,432
Prepaid expenses	1,945	-
Total current assets	561,902	824,677

Note receivable	19,000	-
Fixed assets, net	5,337	463

Total Assets	$586,239	$825,140

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$547,030	$554,785
Accrued expenses	414,447	417,759
Current maturities of long term debt	-	28,000
Total current liabilities	961,477	1,000,544

Total Liabilities	961,477	1,000,544

Stockholders' (Deficit):
Series A preferred stock, $0.001 par value, 2,000,000
shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B preferred stock, $0.001 par value, 10,873,347
shares authorized; 4,349,339 shares issued and outstanding	4,349	4,349
Common stock, $0.001 par value, 150,000,000 shares authorized;
59,794,226 and 59,534,226 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	59,794	59,535
Subscription payable, 125,000 and -0- shares at
March 31, 2011 and December 31, 2010, respectively	23,750	-
Additional paid-in capital	19,434,322	19,309,159
Accumulated (deficit)	(19,899,453)	(19,550,447)
Total Stockholders' (Deficit)	(375,238)	(175,404)

Total Liabilities and Stockholders' (Deficit)	$586,239	$825,140

See accompanying notes to financial statements.

PLAYERS NETWORK
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2011	2010
Revenue:
Network	$16,957	$5,992
Production and other	-	14,750
Total revenue	16,957	20,742

Expenses:
Direct operating costs	124,799	70,138
General and administrative	101,259	125,192
Officer salaries	95,153	57,384
Salaries and wages	18,950	22,699
Board of director services	34,220	17,399
Rent	6,000	8,000
Depreciation and amortization	238	152
Total operating expenses	380,619	300,964

Net operating (loss)	(363,662)	(280,222)

Other income (expense):
Interest expense	(303)	(1,056)
Forgiveness of debt	14,959	12,290
Total other income (expense)	14,656	11,234

Net (loss)	$(349,006)	$(268,988)

Weighted average number of common
shares outstanding - basic and fully diluted	59,684,448	51,219,450

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)

See accompanying notes to financial statements.

PLAYERS NETWORK
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2011	2010
Cash flows from operating activities
Net (loss)	$(349,006)	$(268,988)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation and amortization expense	238	152
Forgiveness of debt	(14,959)	-
Stock issued for services	73,150	108,520
Stock issued for compensation, related party	-	53,750
(Gain) loss on stock issued for debt	-	(12,290)
Options and warrants granted for services	76,022	18,533
Decrease (increase) in assets:
Accounts receivable	6,765	(850)
Prepaid expenses	(1,945)	1,000
Increase (decrease) in liabilities:
Checks written in excess of deposits	-	(1,719)
Deferred revenues	-	(2,500)
Accounts payable	(7,755)	32,053
Accrued expenses	1,647	7,795
Net cash used in operating activities	(215,843)	(64,544)

Cash flows from investing activities
Payment of investment in note receivable	(19,000)	-
Purchase of fixed assets	(5,112)	-
Net cash used in investing activities	(24,112)	-

Cash flows from financing activities
Proceeds from long term debt	-	2,300
Repayment of long term debt	(18,000)	(5,300)
Proceeds from sale of common stock	-	70,000
Net cash provided by (used in) financing activities	(18,000)	67,000

Net increase (decrease) in cash	(257,955)	2,456
Cash - beginning	812,245	-
Cash - ending	$554,290	$2,456

Supplemental disclosures:
Interest paid	$303	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.”  This update changes the disclosure of pro forma information for business combinations.  These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  These changes become effective for the Company beginning January 1, 2011.  The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.”  This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise.  These changes become effective for the Company beginning January 1, 2011.  The adoption of this ASU did not have a material impact on our financial statements.

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

Players Network
Notes to Condensed Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($19,899,453), and as of March 31, 2011, the Company’s current liabilities exceeded its current assets by $399,575 and its total liabilities exceeded its total assets by $375,238. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On March 2, 2011, the Board granted Mr. Heumiller common stock options to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share (the “Option”), vesting in 1/24th monthly increments over the two year term of the employment agreement. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 270% and a call option value of $0.1517, was $181,998, and is being amortized over the life of the options. The Company recognized $7,583 of compensation expense during the three months ended March 31, 2011.

On February 8, 2011 the Company granted 100,000 cashless stock options to the Company’s CEO as compensation for services to be performed on the board of directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 427% and a call option value of $0.1881, was $17,110.

On February 8, 2011 the Company granted 100,000 cashless stock options to the Company’s President of Programming as compensation for services to be performed on the board of directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 427% and a call option value of $0.1881, was $17,110.

Officer compensation expense was $95,153 and $57,384 at March 31, 2011 and 2010, respectively. The balance owed was $46,294 and $4,256 at March 31, 2011 and 2010, respectively.

Board of Directors

On February 8, 2011 the Company granted 100,000 cashless stock options as compensation for service on the board of directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 427% and a call option value of $0.1881, was $17,110.

On February 8, 2011 the Company granted 100,000 cashless stock options as compensation for service on the board of directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 427% and a call option value of $0.1881, was $17,710.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Note Receivable

On March 23, 2011 we loaned a total of $19,000 on an unsecured convertible promissory note carrying a 6% interest rate, maturing on May 11, 2012. The note provides for the ability to lend up to a total of $20,000.

Note 5 – Accrued Expenses

As of March 31, 2011 and December 31, 2010 accrued expenses included the following:

	March 31,	December 31,
	2011	2010
Customer Deposits	$15,643	$26,000
Accrued Payroll, Officers	46,294	34,290
Accrued Payroll and Payroll Taxes	352,510	352,510
Accrued Interest	-	4,959
	$414,447	$417,759

Note 6 – Long Term Debt

Long-term debt consists of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
8% unsecured convertible debentures, due in September of 2011, convertible into 500,000 shares of common stock at any time prior to maturity based on a conversion price of $0.05 per share. Accrued interest is convertible as well at a conversion price of $0.05 per share.	$-	$25,000
Unsecured demand note due to a related party.	-	3,000
Total debt	-	28,000
Less: current portion	-	28,000
Long-term debt, less current portion	$-	$-

On February 22, 2011 we settled the convertible promissory note in the original principal amount of $25,000 with a payment of $15,000. The note holder forgave the remaining $10,000 of principal and $4,641 of accrued interest.

Accrued interest on the above promissory notes totaled $-0- and $4,959 at March 31, 2011 and December 31, 2010, respectively.

Interest expense totaled $303 and $1,056 for the three months ended March 31, 2011 and 2010, respectively, of which $303 and $563, respectively, was incurred from credit card finance charges and accounts payable finance charges.

Note 7 – Changes in Stockholders’ Equity (Deficit)

Preferred Stock

No preferred shares were authorized or issued during the three months ended March 31, 2011.

Common Stock Issuances

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

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On February 8, 2011 the Company issued 35,000 shares of restricted common stock to an employee as a bonus for administration services provided. The total fair value of the common stock was $6,650 based on the closing price of the Company’s common stock on the date of grant.

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

On February 8, 2011 the Company issued 25,000 shares of free trading common stock to an independent contractor for office support services provided. The total fair value of the common stock was $4,750 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Subscriptions Payable

On February 8, 2011 the Company granted the issuance of 105,000 shares of free trading common stock to an independent contractor for video production services provided. The total fair value of the common stock was $19,950 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on April 20, 2011. As such, the value of the compensation was recorded as a subscription payable as of March 31, 2011.

On February 8, 2011 the Company granted the issuance of 20,000 shares of free trading common stock to an independent contractor for video production services provided. The total fair value of the common stock was $3,800 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on April 20, 2011. As such, the value of the compensation was recorded as a subscription payable as of March 31, 2011.

Note 8 – Warrants and Options

Options and Warrants Granted

On March 2, 2011 the Board granted Mr. Heumiller common stock options to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share (the “Option”), vesting in 1/24th monthly increments over the two year term of the employment agreement. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 270% and a call option value of $0.1517, was $181,998, and is being amortized over the life of the options. The Company recognized $7,583 of compensation expense during the three months ended March 31, 2011.

On February 8, 2011 the Company granted 100,000 cashless stock options to the Company’s CEO as compensation for services to be performed on the board of directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 427% and a call option value of $0.1881, was $17,710.

On February 8, 2011 the Company granted 100,000 cashless stock options to the Company’s President of Programming as compensation for services to be performed on the board of directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 427% and a call option value of $0.1881, was $17,710.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On February 8, 2011 the Company granted 100,000 cashless stock options as compensation for service on the board of directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 427% and a call option value of $0.1881, was $17,710.

On February 8, 2011 the Company granted 100,000 cashless stock options as compensation for service on the board of directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 427% and a call option value of $0.1881, was $17,710.

Options and Warrants Cancelled

No options or warrants were cancelled during the three months ended March 31, 2011.

Options and Warrants Expired

During the three months ended March 31, 2011, a total of 925,000 options that were outstanding as of December 31, 2010 expired.

Options Exercised

No options were exercised during the three months ended March 31, 2011.

Note 9 – Forgiveness of Debt

The Company recognized debt forgiveness in the total amount of $14,959 and $12,290 during the three months ended March 31, 2011 and 2010, respectively.

On February 22, 2011 we settled a convertible promissory note in the original principal amount of $25,000 with a payment of $15,000. The note holder forgave the remaining $10,000 of principal and $4,641 of accrued interest. An additional $318 of accrued interest was forgiven from another lender whose principal debt balance was paid in full on December 17, 2010.

On March 1, 2010 we issued a total of 994,199 shares with a fair market value of $49,710 as payment on accounts payable invoices totaling $62,000, resulting in a gain of $12,290.

Note 10 – Subsequent Events

Common Stock Issuances

On April 18, 2011 the Company issued 50,000 shares of free trading common stock to an independent contractor for video production services provided. The total fair value of the common stock was $8,500 based on the closing price of the Company’s common stock on the date of grant.

On April 20, 2011 the Company sold 869,565 shares of common stock, along with warrants to purchase 869,565 shares of common stock at $0.41 per share, exercisable over a 36 month term from the date of purchase to the Company’s CEO in exchange for total proceeds of $200,000 based on a $0.23 per share sales price. The Company’s closing stock price on the date of sale was $0.17 per share.

On April 20, 2011 the Company issued 105,000 shares of free trading common stock to an independent contractor for video production services provided. The total fair value of the common stock was $19,950 based on the closing price of the Company’s common stock on the date of grant, February 8, 2011. The value of the compensation was recorded as a subscription payable as of March 31, 2011.

On April 20, 2011 the Company issued 20,000 shares of free trading common stock to an independent contractor for video production services provided. The total fair value of the common stock was $3,800 based on the closing price of the Company’s common stock on the date of grant, February 8, 2011. The value of the compensation was recorded as a subscription payable as of March 31, 2011.

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

On December 17, 2010, we entered into a Series B Convertible Preferred Stock and Warrant Purchase Agreement with an accredited investor, pursuant to which, we sold (i) 4,349,339 shares of Series B Convertible Preferred Stock, and (ii) warrants to purchase 4,349,339 shares of Series B Preferred at an exercise price of $0.41 per share (the “Warrants”), for the aggregate purchase price of $1,000,000 in cash.  We are using these funds to expand our media distribution platforms and to continue production of original programming for our own distribution platforms, as well as our expanding distribution network.

Results of Operations for the Three Months Ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,		Increase /
	2011	2010	(Decrease)
Revenues	$16,957	$20,742	$(3,785)

Direct operating costs	124,799	70,138	54,661
General and administrative	101,259	125,192	(23,933)
Officer salaries	95,153	57,384	37,769
Salaries and wages	18,950	22,699	(3,749)
Board of director services	34,220	17,399	16,821
Rent	6,000	8,000	(2,000)
Depreciation and amortization	238	152	86

Total Operating Expenses	380,619	300,964	79,655

Net Operating (Loss)	(363,662)	(280,222)	(83,440)

Total other income (expense)	14,656	11,234	3,422

Net (Loss)	$(349,006)	$(268,988)	$(80,018)

Revenues:

During the three months ended March 31, 2011 and 2010, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the three months ended March 31, 2011 were $16,957 compared to revenues of $20,742 in the three months ended March 31, 2010, a decrease in revenues of $3,785, or 18%. Revenues from networks increased 183% in the three months ended March 31, 2011 due to increased market saturation of our video content through our newly revamped websites and the Company’s existing media channels. Production revenues decreased by 100% due to a short term project started in 2010 to develop media content for a local adventure sport business that did not generate revenues in the three months ended March 31, 2011. We have focused entirely on building and expanding our technology and revenues for the future.

Direct Operating Costs:

Direct operating costs were $124,799 for the three months ended March 31, 2011 compared to $70,138 for the three months ended March 31, 2010, an increase of $54,661, or 78%. Our direct operating costs in 2011 increased due to our increased development costs associated with our newly created and revamped websites used to expand our distribution through new media channels. During the three months ending March 31, 2011 we granted 265,000 shares of common stock valued at $50,350, of which 125,000 shares valued at $23,750 were not issued until April 20, 2011 and were recorded as a subscriptions payable at March 31, 2011, while in the same period in 2010 we issued 550,000 shares valued at $33,000 for video production services.

General and Administrative:

General and administrative expenses were $101,259 for the three months ended March 31, 2011 compared to $125,192 for the three months ended March 31, 2010, a decrease of $23,933, or approximately 19%. The decrease in general and administrative expense for the three months ended March 31, 2011 compared to 2010 was due to reductions in legal and professional fees.

Salaries and Wages:

Officer salaries was $95,153 for the three months ended March 31, 2011 compared to $57,384 for the three months ended March 31, 2010, an increase of $37,769 or 66%.  The increase in officer salaries was primarily related to the hiring of the Company’s new President and COO.  Salaries and wages expense was $18,950 for the three months ended March 31, 2011 compared to $22,699 for the three months ended March 31, 2010, a decrease of $3,749, or 17%.

Rent:

Rent expense was $6,000 and $8,000 for the three months ended March 31, 2011 and 2010, respectively. Our rent expense decreased by $2,000 as a result of the elimination of rent on a storage facility that was cancelled during 2010. We expect our quarterly rent expense will be $6,000 for the foreseeable future.

Depreciation and Amortization:

Depreciation and amortization expense was $238 for the three months ended March 31, 2011 compared to $152 for the three months ended March 31, 2010.

Net Operating Loss:

Net operating loss for the three months ended March 31, 2011 was $363,662, or ($0.01) per share, compared to a net operating loss of $280,222 for the three months ended March 31, 2010, or ($0.01) per share, an increase of $83,440 or 30%. Net operating loss increased primarily as a result of our increased non-cash direct operating costs and increased officer compensation in 2011 compared to 2010. We increased production to meet our new demands with regard to our distribution agreement in Greece and expensed these costs as incurred, and hired a new President and COO.

Net Loss:

The net loss for the three months ended March 31, 2011 was $349,006 compared to a net loss of $268,988 for the three months ended March 31, 2010, an increased net loss of $80,018, or 30%. Net loss increased primarily as a result of increased officer compensation and development costs associated with our newly created and revamped websites used to expand our distribution through new media channels that was not incurred in the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2011 compared to December 31, 2010.

	March 31, 2011	December 31, 2010	Increase/ (Decrease)
Total Assets	$586,239	$825,140	(238,901)

Accumulated (Deficit)	$(19,899,453)	$(19,550,447)	349,006

Stockholders’ Equity (Deficit)	$(375,238)	$(175,404)	199,834

Working Capital (Deficit)	$(399,575)	$(175,867)	223,708

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, debt and equity financings. At March 31, 2011, we had a negative working capital position of $399,575. On December 17, 2010, we entered into a Series B Convertible Preferred Stock and Warrant Purchase Agreement with an accredited investor, pursuant to which, we sold (i) 4,349,339 shares of Series B Convertible Preferred Stock, and (ii) warrants to purchase 4,349,339 shares of Series B Preferred at an exercise price of $0.41 per share (the “Warrants”), for the aggregate purchase price of $1,000,000 in cash.  We are utilizing these funds to expand our media distribution platforms and to continue production of original programming for our own distribution platforms, as well as our expanding distribution network. We have funds sufficient to fund our operations at their current level for the next twelve months.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the three months ending March 31, 2011, the Company issued 250,000 shares of common stock valued at $49,400 in lieu of cash payments to employees and outside consultants. In the three months ending March 31, 2010, the Company issued 4,311,199 shares of common stock valued at $211,980 in lieu of cash payments to employees and outside consultants. In the year ending December 31, 2010, the Company issued 7,196,787 shares of common stock valued at $1,163,334 in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2011.

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

On February 8, 2011 the Company issued 35,000 shares of restricted common stock to an employee as a bonus for administration services provided. The total fair value of the common stock was $6,650 based on the closing price of the Company’s common stock on the date of grant.

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

The above securities were issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.

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

Date: May 23, 2011

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)