Form 10-Q
period 2011-06-30
PLAYERS NETWORK
filed 2011-08-15
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2011

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The number of shares outstanding of the Registrant’s Common Stock on August 15, 2011 was 61,018,791.

PLAYERS NETWORK
FORM 10-Q
Quarterly Period Ended June 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PLAYERS NETWORK
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
Assets	(Unaudited)

Current assets:
Cash	$461,815	$812,245
Accounts receivable, net of allowance
for doubtful accounts of $5,000	29,000	12,432
Prepaid expenses	4,608	-
Interest receivable	321	-
Note receivable	20,000	-
Investments	25,499	-
Total current assets	541,243	824,677

Fixed assets, net	72,365	463

Total Assets	$613,608	$825,140

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$575,235	$554,785
Accrued expenses	434,017	417,759
Deferred revenues	51,786	-
Current maturities of long term debt	-	28,000
Total current liabilities	1,061,038	1,000,544

Total Liabilities	1,061,038	1,000,544

Stockholders' (Deficit):
Series A preferred stock, $0.001 par value, 2,000,000
shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B preferred stock, $0.001 par value, 10,873,347
shares authorized; 4,349,339 shares issued and outstanding	4,349	4,349
Common stock, $0.001 par value, 150,000,000 shares authorized;
59,919,226 and 59,534,226 shares issued and outstanding
at June 30, 2011 and December 31, 2010, respectively	59,919	59,535
Subscription payable, 1,099,565 and -0- shares at
June 30, 2011 and December 31, 2010, respectively	237,300	-
Additional paid-in capital	19,468,172	19,309,159
Accumulated (deficit)	(20,219,170)	(19,550,447)
Total Stockholders' (Deficit)	(447,430)	(175,404)

Total Liabilities and Stockholders' (Deficit)	$613,608	$825,140

See accompanying notes to financial statements.

PLAYERS NETWORK
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Network	$21,656	$4,330	$38,613	$5,472
Production and other	-	22,217	-	41,817
Total revenue	21,656	26,547	38,613	47,289

Expenses:
Direct operating costs	83,091	326,386	207,890	396,524
General and administrative	137,510	87,701	244,531	212,893
Officer salaries	95,911	37,500	191,064	94,884
Salaries and wages	22,183	18,980	41,133	41,679
Board of director services	-	-	28,458	17,399
Rent	4,000	6,000	10,000	14,000
Depreciation and amortization	876	153	1,114	305
Total operating expenses	343,571	476,720	724,190	777,684

Net operating (loss)	(321,915)	(450,173)	(685,577)	(730,395)

Other income (expense):
Interest income	321	-	321	-
Interest expense	(279)	(927)	(582)	(1,983)
Forgiveness of debt	2,156	-	17,115	12,290
Total other income (expense)	2,198	(927)	16,854	10,307

Net (loss)	$(319,717)	$(451,100)	$(668,723)	$(720,088)

Weighted average number of common
shares outstanding - basic and fully diluted	59,891,753	56,597,434	59,788,674	53,923,298

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

See accompanying notes to financial statements.

PLAYERS NETWORK
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2011	2010
Cash flows from operating activities
Net (loss)	$(668,723)	$(720,088)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation and amortization expense	1,114	305
Forgiveness of debt	(17,115)	-
Stock issued for services	310,450	373,020
Stock issued for compensation, related party	-	66,250
(Gain) loss on stock issued for debt	-	(12,290)
Options and warrants granted for services	86,247	18,533
Decrease (increase) in assets:
Accounts receivable	(16,568)	(5,850)
Prepaid expenses	(4,608)	1,000
Interest receivable	(321)	-
Increase (decrease) in liabilities:
Checks written in excess of deposits	-	(1,719)
Deferred revenues	51,786	1,273
Accounts payable	22,606	84,552
Accrued expenses	21,217	41,922
Net cash used in operating activities	(213,915)	(153,092)

Cash flows from investing activities
Payment of investment in note receivable	(20,000)	-
Payments for equity method investments	(25,499)	-
Purchase of fixed assets	(73,016)	-
Net cash used in investing activities	(118,515)	-

Cash flows from financing activities
Proceeds from long term debt	-	2,300
Repayment of long term debt	(18,000)	(5,300)
Proceeds from sale of common stock	-	188,000
Net cash provided by (used in) financing activities	(18,000)	185,000

Net increase (decrease) in cash	(350,430)	31,908
Cash - beginning	812,245	-
Cash - ending	$461,815	$31,908

Supplemental disclosures:
Interest paid	$582	$986
Income taxes paid	$-	$-

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

Cost Method of Accounting for Investments
Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Impairment analysis has not been necessary, and accordingly, has not been performed as of the date of this report for our investments, which are accounted for on the cost method of accounting.

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

Results of operations for the interim periods are not indicative of annual results.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($20,219,170), and as of June 30, 2011, the Company’s current liabilities exceeded its current assets by $519,795 and its total liabilities exceeded its total assets by $447,430. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party Transactions

Officers
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

On March 2, 2011, the Board granted Mr. Heumiller common stock options to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share (the “Option”), vesting in 1/24th monthly increments over the two year term of the employment agreement. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 194% and a call option value of $0.1467, was $175,993, and is being amortized over the life of the options. The Company recognized $29,332 of compensation expense during the six months ended June 30, 2011.

On February 8, 2011 the Company granted 100,000 cashless stock options to the Company’s CEO as compensation for services to be performed on the board of directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229.

On February 8, 2011 the Company granted 100,000 cashless stock options to the Company’s President of Programming as compensation for services to be performed on the board of directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229.

Officer compensation expense was $191,064 and $94,884 at June 30, 2011 and 2010, respectively. The balance owed was $68,007 and $21,506 at June 30, 2011 and 2010, respectively.

Board of Directors
On February 8, 2011 the Company granted 100,000 cashless stock options as compensation for service on the board of directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229.

On February 8, 2011 the Company granted 100,000 cashless stock options as compensation for service on the board of directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Fair Value of Financial Instruments

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

The Company does not have any financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Note 5 – Investments

On May 11, 2011 we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We acquired the interests in exchange for $25,499 that was in turn spent on the development of a promotional video that will be distributed on our website. In addition, we agreed to pay a license fee of 20% of the adjusted gross revenues that we earn from the distribution and sales related to the promotional video content.

Note 6 – Note Receivable

On March 23, 2011 and April 20, 2011 we loaned $19,000 and $1,000, respectively, on an unsecured convertible promissory note carrying a 6% interest rate, maturing on May 11, 2012. Interest income of $321 was accrued as of June 30, 2011.

Note 7 – Accrued Expenses

As of June 30, 2011 and December 31, 2010 accrued expenses included the following:

	June 30,	December 31,
	2011	2010
Customer Deposits	$13,500	$26,000
Accrued Payroll, Officers	68,007	34,290
Accrued Payroll and Payroll Taxes	352,510	352,510
Accrued Interest	-	4,959
	$434,017	$417,759

Players Network
Notes to Condensed Financial Statements
(Unaudited)

Note 8 – Long Term Debt

Long-term debt consists of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
8% unsecured convertible debentures, due in September of 2011, convertible into 500,000 shares of common stock at any time prior to maturity based on a conversion price of $0.05 per share. Accrued interest is convertible as well at a conversion price of $0.05 per share.	$-	$25,000
Unsecured demand note due to a related party.	-	3,000
Total debt	-	28,000
Less: current portion	-	28,000
Long-term debt, less current portion	$-	$-

On February 22, 2011 we settled the convertible promissory note in the original principal amount of $25,000 with a payment of $15,000. The note holder forgave the remaining $10,000 of principal and $4,641 of accrued interest.

Accrued interest on the above promissory notes totaled $-0- and $4,959 at June 30, 2011 and December 31, 2010, respectively.

Interest expense totaled $582 and $1,983 for the six months ended June 30, 2011 and 2010, respectively, of which $582 and $986, respectively, was incurred from credit card finance charges and accounts payable finance charges.

Note 9 – Changes in Stockholders’ Equity (Deficit)

Preferred Stock
No preferred shares were issued during the six months ended June 30, 2011.

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

Players Network
Notes to Condensed Financial Statements
(Unaudited)

Common Stock Subscriptions Payable
On May 23, 2011 the Company granted the issuance of 65,000 shares of restricted common stock, along with a cash payment of $10,000 to a consultant to establish a series of events that will provide media content opportunities. The total fair value of the common stock was $10,400 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 29, 2011. As such, the value of the compensation was recorded as a subscription payable as of June 30, 2011.

On May 23, 2011 the Company granted the issuance of 65,000 shares of restricted common stock to a consultant to establish a series of events that will provide media content opportunities. The total fair value of the common stock was $10,400 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 29, 2011. As such, the value of the compensation was recorded as a subscription payable as of June 30, 2011.

On May 23, 2011 the Company granted the issuance of 50,000 shares of restricted common stock to an independent contractor for business development services provided. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 29, 2011. As such, the value of the compensation was recorded as a subscription payable as of June 30, 2011.

On April 20, 2011 the Company sold 869,565 shares of common stock, along with warrants to purchase 869,565 shares of common stock at $0.41 per share, exercisable over a 36 month term from the date of purchase to the Company’s CEO in exchange for total proceeds of $200,000 based on a $0.23 per share sales price. The Company’s closing stock price on the date of sale was $0.17 per share. The shares were subsequently issued on July 20, 2011. As such, the value of the compensation was recorded as a subscription payable as of June 30, 2011.

On April 18, 2011 the Company granted the issuance of 50,000 shares of free trading common stock to an independent contractor for video production services provided. The total fair value of the common stock was $8,500 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 20, 2011. As such, the value of the compensation was recorded as a subscription payable as of June 30, 2011.

Note 10 – Warrants and Options

Options and Warrants Granted
On April 20, 2011 the Company sold 869,565 shares of common stock, along with warrants to purchase 869,565 shares of common stock at $0.41 per share, exercisable over a 36 month term from the date of purchase to the Company’s CEO in exchange for total proceeds of $200,000 based on a $0.23 per share sales price. The Company’s closing stock price on the date of sale was $0.17 per share.

On March 2, 2011 the Board granted Mr. Heumiller common stock options to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share (the “Option”), vesting in 1/24th monthly increments over the two year term of the employment agreement. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 194% and a call option value of $0.1467, was $175,993, and is being amortized over the life of the options. The Company recognized $29,332 of compensation expense during the six months ended June 30, 2011.

On February 8, 2011 the Company granted 100,000 cashless stock options to the Company’s CEO as compensation for services to be performed on the board of directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229.

On February 8, 2011 the Company granted 100,000 cashless stock options to the Company’s President of Programming as compensation for services to be performed on the board of directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0. 1423, was $14,229.

On February 8, 2011 the Company granted 100,000 cashless stock options as compensation for service on the board of directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0. 1423, was $14,229.

On February 8, 2011 the Company granted 100,000 cashless stock options as compensation for service on the board of directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0. 1423, was $14,229.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

Options and Warrants Cancelled
No options or warrants were cancelled during the six months ended June 30, 2011.

Options and Warrants Expired
During the six months ended June 30, 2011, a total of 925,000 options and 20,000 warrants that were outstanding as of December 31, 2010 expired.

Options Exercised
No options were exercised during the six months ended June 30, 2011.

Note 11 – Forgiveness of Debt

The Company recognized debt forgiveness in the total amount of $17,115 and $12,290 during the six months ended June 30, 2011 and 2010, respectively.

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

Note 12 – Subsequent Events

Common Stock Issuances
On July 29, 2011 the Company issued 50,000 shares of restricted common stock to an independent contractor for business development services provided. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant, May 23, 2011. The value of the compensation was recorded as a subscription payable as of June 30, 2011.

On July 29, 2011 the Company issued 65,000 shares of restricted common stock, along with a cash payment of $10,000 to a consultant to establish a series of events that will provide media content opportunities. The total fair value of the common stock was $10,400 based on the closing price of the Company’s common stock on the grant date, May 23, 2011. The shares were subsequently issued on July 29, 2011. As such, the value of the compensation was recorded as a subscription payable as of June 30, 2011.

On July 29, 2011 the Company issued 65,000 shares of restricted common stock to a consultant to establish a series of events that will provide media content opportunities. The total fair value of the common stock was $10,400 based on the closing price of the Company’s common stock on the grant date, May 23, 2011. The shares were subsequently issued on July 29, 2011. As such, the value of the compensation was recorded as a subscription payable as of June 30, 2011.

On July 20, 2011 the Company issued 50,000 shares of free trading common stock to an independent contractor for video production services provided. The total fair value of the common stock was $8,500 based on the closing price of the Company’s common stock on the date of grant, April 18, 2011. The value of the compensation was recorded as a subscription payable as of June 30, 2011.

On July 20, 2011 the Company issued 869,565 shares of restricted common stock to the Company’s CEO for the April 20, 2011 sale of 869,565 shares and warrants to purchase 869,565 shares of common stock at $0.41 per share, exercisable over a 36 month term from the date of purchase in exchange for total proceeds of $200,000 based on a $0.23 per share sales price. The $200,000 received on April 20, 2011 was recorded as a subscription payable as of June 30, 2011.

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

On May 11, 2011 we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We acquired the interests in exchange for $25,499 that was in turn spent on the development of a promotional video that will be distributed on our website. In addition, we agreed to pay a license fee of 20% of the adjusted gross revenues that we earn from the distribution and sales related to the promotional video content.

Results of Operations for the Three Months Ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,		Increase /
	2011	2010	(Decrease)
Revenues	$21,656	$26,547	$(4,891)

Direct operating costs	83,091	326,386	(243,295)
General and administrative	137,510	87,701	49,809
Officer salaries	95,911	37,500	58,411
Salaries and wages	22,183	18,980	3,203
Rent	4,000	6,000	(2,000)
Depreciation and amortization	876	153	723

Total Operating Expenses	343,571	476,720	(133,149)

Net Operating (Loss)	(321,915)	(450,173)	(128,258)

Total other income (expense)	2,198	(927)	3,125

Net (Loss)	$(319,717)	$(451,100)	$131,383

Revenues:

During the three months ended June 30, 2011 and 2010, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the three months ended June 30, 2011 were $21,656 compared to revenues of $26,547 in the three months ended June 30, 2010, a decrease in revenues of $4,891, or 18%. Revenues from networks increased 400% in the three months ended June 30, 2011 due to increased market saturation of our video content through our newly revamped websites and the Company’s existing media channels. Production revenues decreased by 100% due to a short term project started in 2010 to develop media content for a local adventure sport business that did not generate revenues in the three months ended June 30, 2011. We have focused entirely on building and expanding our technology and revenues for the future.

Direct Operating Costs:

Direct operating costs were $83,091 for the three months ended June 30, 2011 compared to $326,386 for the three months ended June 30, 2010, a decrease of $243,295, or 75%. Our direct operating costs in 2011 decreased due to our decreased content development costs as we focused our resources on our newly created and revamped websites that will be used to expand our distribution through new media channels. During the three months ending June 30, 2011 we granted 50,000 shares of common stock valued at $8,500. These shares were not issued until July 20, 2011 and were recorded as a subscriptions payable at June 30, 2011, while in the same period in 2010 we issued 2,140,000 shares valued at $260,000 for video production services.

General and Administrative:

General and administrative expenses were $137,570 for the three months ended June 30, 2011 compared to $87,701 for the three months ended June 30, 2010, an increase of $49,809, or approximately 57%. The increase in general and administrative expense for the three months ended June 30, 2011 compared to 2010 was due to increased legal fees incurred as a result of our investments in iCandy, Inc. and iCandy Burlesque, Inc., as well as, the development of a series of events and contests expected to launch during the third quarter of 2011 that will provide us with media content for distribution on our newly created media channels.

Salaries and Wages:

Officer salaries was $95,911 for the three months ended June 30, 2011 compared to $37,500 for the three months ended June 30, 2010, an increase of $58,411 or 156%. The increase in officer salaries was primarily related to the hiring of the Company’s new President and COO, and the return of our president of programming, Michael Berk, from a non-paid sabbatical. Salaries and wages expense was $22,183 for the three months ended June 30, 2011 compared to $18,890 for the three months ended June 30, 2010, an increase of $3,203, or 17%.

Rent:

Rent expense was $4,000 and $6,000 for the three months ended June 30, 2011 and 2010, respectively. Our rent expense decreased by $2,000 as a result of the forgiveness of one month’s rent as we transitioned office space to a larger space within the same office complex. We expect our quarterly rent expense will be $7,076 for the foreseeable future.

Depreciation and Amortization:

Depreciation and amortization expense was $876 for the three months ended June 30, 2011 compared to $153 for the three months ended June 30, 2010, an increase of $723, or approximately 473%. Depreciation expense increased due to the additional depreciation on new laptops and computers purchased during 2011.

Net Operating Loss:

Net operating loss for the three months ended June 30, 2011 was $321,915, or ($0.01) per share, compared to a net operating loss of $450,173 for the three months ended June 30, 2010, or ($0.01) per share, a decrease of $128,258 or 28%. Net operating loss decreased primarily as a result of our decreased non-cash direct operating costs as offset by increased officer compensation and legal costs in the three months ended June 30, 2011 compared to the same period in 2010. We decreased production as we focused our resources on our newly created and revamped websites that will be used to expand our distribution through new media channels, and hired a new President and COO and welcomed back the return of Michael Berk, our President of Programming.

Net Loss:

The net loss for the three months ended June 30, 2011 was $319,717 compared to a net loss of $451,100 for the three months ended June 30, 2010, an increased net loss of $131,383, or 29%. Net loss decreased primarily as a result of decreased primarily as a result of our decreased non-cash direct operating costs as offset by increased officer compensation and legal costs in the three months ended June 30, 2011 compared to the same period in 2010. We decreased production as we focused our resources on our newly created and revamped websites that will be used to expand our distribution through new media channels, and hired a new President and COO and welcomed back the return of Michael Berk, our President of Programming.

Results of Operations for the Six Months Ended June 30, 2011 and 2010:

	For the Six Months Ended June 30,		Increase /
	2011	2010	(Decrease)
Revenues	$38,613	$47,289	$(8,676)

Direct operating costs	207,890	396,524	(188,634)
General and administrative	244,531	212,893	31,638
Officer salaries	191,064	94,884	96,180
Salaries and wages	41,133	41,679	(546)
Board of director services	28,458	17,399	11,059
Rent	10,000	14,000	(4,000)
Depreciation and amortization	1,114	305	809

Total Operating Expenses	724,190	777,684	(53,494)

Net Operating (Loss)	(685,577)	(730,395)	44,818

Total other income (expense)	16,854	10,307	6,547

Net (Loss)	$(668,723)	$(720,088)	$51,365

Revenues:

During the six months ended June 30, 2011 and 2010, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the six months ended June 30, 2011 were $38,613 compared to revenues of $47,289 in the six months ended June 30, 2010, a decrease in revenues of $8,676, or 18%. Revenues from networks increased 606% in the six months ended June 30, 2011 due to increased market saturation of our video content through our newly revamped websites and the Company’s existing media channels, as well as a licensing agreement with a Company in Greece that wasn’t present in the same period in 2010. Production revenues decreased by 100% due to a short term project started in 2010 to develop media content for a local adventure sport business that did not generate revenues in the six months ended June 30, 2011. We have focused entirely on building and expanding our technology and revenues for the future.

Direct Operating Costs:

Direct operating costs were $207,890 for the six months ended June 30, 2011 compared to $396,524 for the six months ended June 30, 2010, a decrease of $188,634, or 48%. Our direct operating costs in 2011 decreased due to our decreased content development costs as we focused our resources on our newly created and revamped websites that will be used to expand our distribution through new media channels. During the six months ending June 30, 2011 we granted 315,000 shares of common stock valued at $58,850, of which 50,000 shares valued at $8,500 were not issued until July 20, 2011 and were recorded as a subscriptions payable at June 30, 2011, while in the same period in 2010 we issued 2,690,000 shares valued at $301,000 for video production services.

General and Administrative:

General and administrative expenses were $244,531 for the six months ended June 30, 2011 compared to $212,893 for the six months ended June 30, 2010, an increase of $31,638, or approximately 15%. The increase in general and administrative expense for the six months ended June 30, 2011 compared to 2010 was due to increased legal fees incurred as a result of our investments in iCandy, Inc. and iCandy Burlesque, Inc., as well as, the development of a series of events and contests expected to launch during the third quarter of 2011 that will provide us with media content for distribution on our newly created media channels.

Salaries and Wages:

Officer salaries was $191,064 for the six months ended June 30, 2011 compared to $94,884 for the six months ended June 30, 2010, an increase of $96,180 or 101%. The increase in officer salaries was due to the hiring of the Company’s new President and COO, and the return of our president of programming, Michael Berk, from a non-paid sabbatical. Salaries and wages expense was $41,133 for the six months ended June 30, 2011 compared to $41,679 for the six months ended June 30, 2010, a decrease of $546, or 1%.

Board of Director Services:

Board of director services were $28,458 for the six months ended June 30, 2011 compared to $17,399 for the six months ended June 30, 2010, an increase of $11,059, or approximately 64%. The increase was primarily due to an increased value in stock options granted to the board of directors for their service in 2011.

Rent:

Rent expense was $10,000 and $14,000 for the six months ended June 30, 2011 and 2010, respectively. Our rent expense decreased by $4,000 as a result of the elimination of rent on a storage facility that was cancelled during 2010 and the forgiveness of one month’s rent as we transitioned office space to a larger space within the same office complex. We expect our quarterly rent expense will be $7,076 for the foreseeable future.

Depreciation and Amortization:

Depreciation and amortization expense was $1,114 for the six months ended June 30, 2011 compared to $305 for the six months ended June 30, 2010, an increase of $809, or approximately 265%. Depreciation expense increased due to the additional depreciation on new laptops and computers purchased during 2011.

Net Operating Loss:

Net operating loss for the six months ended June 30, 2011 was $685,577, or ($0.01) per share, compared to a net operating loss of $730,395 for the six months ended June 30, 2010, or ($0.01) per share, a decrease of $44,818 or 6%. Net operating loss decreased primarily as a result of our decreased non-cash direct operating costs focused our resources on our newly created and revamped websites that will be used to expand our distribution through new media channels as offset by increased officer compensation and legal costs in 2011 compared to 2010. We decreased production, and hired a new President and COO, while welcoming back from a non-paid sabbatical our President of Programming.

Net Loss:

The net loss for the six months ended June 30, 2011 was $668,723 compared to a net loss of $720,088 for the six months ended June 30, 2010, an increased net loss of $51,365, or 7%. Net loss increased primarily as a result of increased officer compensation and legal costs, as offset by reductions in development costs that were not incurred in the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2011 compared to December 31, 2010.

			Increase /
	June 30, 2011	December 31, 2010	(Decrease)
Total Assets	$613,608	$825,140	$(211,532)

Accumulated (Deficit)	$(20,219,170)	$(19,550,447)	$668,723

Stockholders’ Equity (Deficit)	$(447,430)	$(175,404)	$272,026

Working Capital (Deficit)	$(519,795)	$(175,867)	$343,928

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, debt and equity financings. At June 30, 2011, we had a negative working capital position of $519,795. On December 17, 2010, we entered into a Series B Convertible Preferred Stock and Warrant Purchase Agreement with an accredited investor, pursuant to which, we sold (i) 4,349,339 shares of Series B Convertible Preferred Stock, and (ii) warrants to purchase 4,349,339 shares of Series B Preferred at an exercise price of $0.41 per share (the “Warrants”), for the aggregate purchase price of $1,000,000 in cash.

On April 20, 2011 the Company sold 869,565 shares of common stock, along with warrants to purchase 869,565 shares of common stock at $0.41 per share, exercisable over a 36 month term from the date of purchase to the Company’s CEO in exchange for total proceeds of $200,000 based on a $0.23 per share sales price. The Company’s closing stock price on the date of sale was $0.17 per share.

We are utilizing these funds to expand our media distribution platforms and to continue production of original programming for our own distribution platforms, as well as our expanding distribution network. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in our industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the six months ending June 30, 2011, the Company issued 385,000 shares of common stock valued at $73,150 in lieu of cash payments to employees and outside consultants. In the six months ending June 30, 2010, the Company issued 6,471,199 shares of common stock valued at $488,980 in lieu of cash payments to employees and outside consultants. In the year ending December 31, 2010, the Company issued 7,196,787 shares of common stock valued at $1,163,334 in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 23, 2011 the Company granted the issuance of 65,000 shares of restricted common stock, along with a cash payment of $10,000 to a consultant to establish a series of events that will provide media content opportunities. The total fair value of the common stock was $10,400 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 29, 2011. As such, the value of the compensation was recorded as a subscription payable as of June 30, 2011.

On May 23, 2011 the Company granted the issuance of 65,000 shares of restricted common stock to a consultant to establish a series of events that will provide media content opportunities. The total fair value of the common stock was $10,400 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 29, 2011. As such, the value of the compensation was recorded as a subscription payable as of June 30, 2011.

On May 23, 2011 the Company granted the issuance of 50,000 shares of restricted common stock to an independent contractor for business development services provided. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 29, 2011. As such, the value of the compensation was recorded as a subscription payable as of June 30, 2011.

On April 20, 2011 the Company sold 869,565 shares of common stock, along with warrants to purchase 869,565 shares of common stock at $0.41 per share, exercisable over a 36 month term from the date of purchase to the Company’s CEO in exchange for total proceeds of $200,000 based on a $0.23 per share sales price. The Company’s closing stock price on the date of sale was $0.17 per share. The shares were subsequently issued on July 20, 2011. As such, the value of the compensation was recorded as a subscription payable as of June 30, 2011.

On April 20, 2011 the Company issued 105,000 shares of free trading common stock to an independent contractor for video production services provided that were granted on February 8, 2011. The total fair value of the common stock was $19,950 based on the closing price of the Company’s common stock on the date of grant.

On April 20, 2011 the Company issued 20,000 shares of free trading common stock to an independent contractor for video production services provided that were granted on February 8, 2011. The total fair value of the common stock was $3,800 based on the closing price of the Company’s common stock on the date of grant.

On April 18, 2011 the Company granted the issuance of 50,000 shares of free trading common stock to an independent contractor for video production services provided. The total fair value of the common stock was $8,500 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 20, 2011. As such, the value of the compensation was recorded as a subscription payable as of June 30, 2011.

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

Date: August 15, 2011

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)