Form 10-Q
period 2011-09-30
PLAYERS NETWORK
filed 2011-10-20
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2011

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

The number of shares outstanding of the Registrant’s Common Stock on October 19, 2011 was 60,652,958.

PLAYERS NETWORK
FORM 10-Q
Quarterly Period Ended September 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
Assets	(Unaudited)

Current assets:
Cash	$152,564	$812,245
Accounts receivable, net of allowance
for doubtful accounts of $5,000	3,601	12,432
Prepaid expenses	16,325	-
Interest receivable	623	-
Note receivable	20,000	-
Investments	25,499	-
Total current assets	218,612	824,677

Fixed assets, net	118,681	463

Total Assets	$337,293	$825,140

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$566,539	$554,785
Accrued expenses	387,175	417,759
Deferred revenues	41,429	-
Current maturities of long term debt	-	28,000
Total current liabilities	995,143	1,000,544

Total Liabilities	995,143	1,000,544

Stockholders' (Deficit):
Series A preferred stock, $0.001 par value, 2,000,000
shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B preferred stock, $0.001 par value, 10,873,347
shares authorized; 4,349,339 shares issued and outstanding	4,349	4,349
Common stock, $0.001 par value, 150,000,000 shares authorized;
60,652,958 and 59,534,226 shares issued and outstanding
at September 30, 2011 and December 31, 2010, respectively	60,653	59,535
Additional paid-in capital	19,845,481	19,309,159
Accumulated (deficit)	(20,570,333)	(19,550,447)
Total Stockholders' (Deficit)	(657,850)	(175,404)

Total Liabilities and Stockholders' (Deficit)	$337,293	$825,140

See accompanying notes to financial statements.

PLAYERS NETWORK
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Network	$12,207	$2,922	$50,820	$8,394
Production and other	-	7,137	-	48,954
Total revenue	12,207	10,059	50,820	57,348

Expenses:
Direct operating costs	70,153	206,085	278,043	602,609
General and administrative	116,024	101,004	360,555	313,897
Officer salaries	142,974	340,086	334,038	434,970
Salaries and wages	22,548	20,796	63,681	62,475
Board of director services	1,696	-	30,154	17,399
Rent	8,718	6,000	18,718	20,000
Depreciation and amortization	1,306	153	2,420	458
Total operating expenses	363,419	674,124	1,087,609	1,451,808

Net operating (loss)	(351,212)	(664,065)	(1,036,789)	(1,394,460)

Other income (expense):
Interest income	302	-	623	-
Interest expense	(253)	(791)	(835)	(2,774)
Bad debts expense	-	(5,000)	-	(5,000)
Forgiveness of debt	-	-	17,115	12,290
Total other income (expense)	49	(5,791)	16,903	4,516

Net (loss)	$(351,163)	$(669,856)	$(1,019,886)	$(1,389,944)

Weighted average number of common
shares outstanding - basic and fully diluted	60,628,990	58,012,481	60,071,857	55,301,338

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

See accompanying notes to financial statements.

PLAYERS NETWORK
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2011	2010
Cash flows from operating activities
Net (loss)	$(1,019,886)	$(1,389,944)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation and amortization expense	2,420	458
Forgiveness of debt	(17,115)	-
Stock issued for services	128,583	585,738
Stock issued for compensation, related party	79,800	91,250
(Gain) loss on stock issued for debt	-	(12,290)
Options and warrants granted for services	15,243	318,336
Options and warrants granted for services, related party	113,814	-
Decrease (increase) in assets:
Accounts receivable	8,831	(4,500)
Prepaid expenses	(16,325)	1,000
Interest receivable	(623)	-
Increase (decrease) in liabilities:
Checks written in excess of deposits	-	(1,719)
Deferred revenues	41,429	(1,864)
Accounts payable	13,910	140,938
Accrued expenses	(25,625)	62,490
Net cash used in operating activities	(675,544)	(210,107)

Cash flows from investing activities
Payment of investment in note receivable	(20,000)	-
Payments for equity method investments	(25,499)	-
Purchase of fixed assets	(120,638)	-
Net cash used in investing activities	(166,137)	-

Cash flows from financing activities
Proceeds from long term debt	-	2,300
Repayment of long term debt	(18,000)	(5,300)
Proceeds from sale of common stock	-	213,500
Proceeds from sale of common stock, related party	200,000	-
Net cash provided by (used in) financing activities	182,000	210,500

Net increase (decrease) in cash	(659,681)	393
Cash - beginning	812,245	-
Cash - ending	$152,564	$393

Supplemental disclosures:
Interest paid	$623	$1,273
Income taxes paid	$-	$-

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

Cost Method of Accounting for Investments
Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Impairment analysis on our investments which are accounted for on the cost method of accounting has not been necessary, and accordingly, has not been performed as of the date of this report.

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

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

Players Network
Notes to Condensed Financial Statements
(Unaudited)

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

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($20,570,333), and as of September 30, 2011, the Company’s current liabilities exceeded its current assets by $776,531 and its total liabilities exceeded its total assets by $657,850. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party

Officers
On September 30, 2011, the Company’s Board of Directors granted 1,200,000 restricted shares of the Company’s common stock to Peter Heumiller, the Company’s President and COO as a compensation bonus, vesting in 1/17th monthly increments over the remaining term of Mr. Heumiller’s employment agreement. The total fair value of the common stock was $108,000 based on the closing price of the Company’s common stock on the date of grant, and is being amortized over the vesting period. The Company recognized $-0- of compensation expense during the nine months ended September 30, 2011. No shares were vested as of September 30, 2011.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 100,000 shares of restricted common stock to Peter Heumiller, the Company’s President and COO as a compensation bonus. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011, the Company’s Board of Directors granted fully vested cashless common stock options to purchase 100,000 shares of the Company’s common stock to Peter Heumiller, the Company’s President and COO as a compensation bonus. The options are exercisable until August 26, 2013 at an exercise price of $0.15 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0387, was $3,871.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 897,500 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $71,800 based on the closing price of the Company’s common stock on the date of grant.

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

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On March 2, 2011, the Company’s Board of Directors granted Mr. Heumiller common stock options to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share (the “Option”), vesting in 1/24th monthly increments over the two year term of the employment agreement. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 194% and a call option value of $0.1467, was $175,993, and is being amortized over the life of the options. The Company recognized $29,332 of compensation expense during the nine months ended September 30, 2011.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options to the Company’s CEO as compensation for services to be performed on the Board of Directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options to the Company’s President of Programming as compensation for services to be performed on the Board of Directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229.

Officer compensation expense was $191,064 and $94,884 at September 30, 2011 and 2010, respectively. The balance owed was $68,007 and $21,506 at September 30, 2011 and 2010, respectively.

Board of Directors
On September 22, 2011, the Company’s Board of Directors appointed Paul Chachko, as a Director of the Company to fill an existing vacancy. Pursuant to the Company’s Certificate of Designation designating the rights and privileges of the Company’s Series B Preferred Stock, the holders of the Company’s Series B Preferred Stock have the right to designate or elect one of the Company’s directors (the “Series B Director”).  The holders of a majority of the Company’s outstanding Series B Preferred shares have designated Mr. Chachko as the initial Series B Director to serve until his successor is duly elected and qualified. The Board also appointed Mr. Chachko as Chairman of the Board. Mark Bradley, the former Chairman of the Board will continue to serve as a member of the Board.

On September 22, 2011, the Company’s Board of Directors granted Mr. Chachko common stock options to purchase shares of the Company’s common stock over a five year term in the amounts and at the exercise prices set forth below, which vest as follows subject to Mr. Chachko’s continued service to the Company:

-
275,000 shares at the exercise price of price of $0.11 per share (the per share closing price on the day of grant), vesting in six equal monthly installments from the Grant Date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 173% and a call option value of $0.0925, was $25,433;

-
225,000 shares at the exercise price of $0.14 per share, vesting in 12 equal monthly installments from the Grant Date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 173% and a call option value of $0.914, was $20,568;

-
167,000 shares at the exercise price of price of $0.20 per share, vesting in 18 equal monthly installments from the Grant Date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 173% and a call option value of $0.0894, was $14,926;

-
166,000 shares at the exercise price of price of $0.20 per share, vesting in 12 equal monthly installments from the Grant Date; provided, however, that the exercise of this Option is subject to the Company receiving financing of not less than $1,000,000 within 18 months after the Grant Date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 173% and a call option value of $0.0880, was $14,614; and

-
166,000 shares at the exercise price of price of $0.25 per share, vesting in 12 equal monthly installments from the Grant Date; provided, however, that this Option is exercisable only if the moving average of the Company's per share price is $0.25 or more for any six-month period after the first six months following the Grant Date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 173% and a call option value of $0.0857, was $14,233.

The total fair value of the common stock options was $89,774, and is being amortized over the vesting periods. The Company recognized $1,696 of compensation expense during the nine months ended September 30, 2011.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options as compensation for service on the Board of Directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options as compensation for service on the Board of Directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229.

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

Note 5 – Investments

On May 11, 2011 we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We acquired the interests in exchange for $25,499 that was in turn spent on the development of a promotional video that will be distributed on our website. In addition, we agreed to pay a license fee of 20% of the adjusted gross revenues that we earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date.

Note 6 – Note Receivable

On March 23, 2011 and April 20, 2011 we loaned $19,000 and $1,000, respectively, to iCandy, Inc. on an unsecured convertible promissory note carrying a 6% interest rate, maturing on May 11, 2012. Interest income of $623 was accrued as of September 30, 2011.

Note 7 – Accrued Expenses

As of September 30, 2011 and December 31, 2010 accrued expenses included the following:

	September 30,	December 31,
	2011	2010
Customer Deposits	$13,500	$26,000
Accrued Payroll, Officers	19,660	34,290
Accrued Payroll and Payroll Taxes	354,015	352,510
Accrued Interest	-	4,959
	$387,175	$417,759

Players Network
Notes to Condensed Financial Statements
(Unaudited)

Note 8 – Long Term Debt

Long-term debt consists of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
8% unsecured convertible debentures, due in September of 2011, convertible into 500,000 shares of common stock at any time prior to maturity based on a conversion price of $0.05 per share. Accrued interest is convertible as well at a conversion price of $0.05 per share.	$-	$25,000
Unsecured demand note due to a related party.	-	3,000
Total debt	-	28,000
Less: current portion	-	28,000
Long-term debt, less current portion	$-	$-

On February 22, 2011 we settled the convertible promissory note in the original principal amount of $25,000 with a payment of $15,000. The note holder forgave the remaining $10,000 of principal and $4,641 of accrued interest.

Accrued interest on the above promissory notes totaled $-0- and $4,959 at September 30, 2011 and December 31, 2010, respectively.

Interest expense totaled $835 and $2,774 for the nine months ended September 30, 2011 and 2010, respectively, of which $835 and $1,273, respectively, was incurred from credit card finance charges and accounts payable finance charges.

Note 9 – Changes in Stockholders’ Equity (Deficit)

Preferred Stock
No preferred shares were issued during the nine months ended September 30, 2011.

Common Stock Issuances
On September 30, 2011, the Company’s Board of Directors granted 1,200,000 restricted shares of the Company’s common stock to Peter Heumiller, the Company’s President and COO as a compensation bonus, vesting in 1/17th monthly increments over the remaining term of Mr. Heumiller’s employment agreement. The total fair value of the common stock was $108,000 based on the closing price of the Company’s common stock on the date of grant, and is being amortized over the vesting period. The Company recognized $-0- of compensation expense during the nine months ended September 30, 2011. No shares were vested as of September 30, 2011.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 100,000 shares of restricted common stock to Peter Heumiller, the Company’s President and COO as a compensation bonus. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 897,500 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $71,800 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 25,000 shares of restricted common stock to an independent contractor for business development services provided. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 35,000 shares of restricted common stock to an independent contractor for business development services provided. The total fair value of the common stock was $2,800 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 25,000 shares of restricted common stock to an independent contractor for merchandise and product sales & services provided. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 25,000 shares of restricted common stock to an independent contractor for merchandise and product sales & services provided. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 50,000 shares of free trading common stock to an independent contractor for accounting services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On August 26, 2011, the Company’s Board of Directors granted 1,000,000 restricted shares of the Company’s common stock to an independent contractor as part of an investor relations program that includes developing nine areas of communications to bring awareness to the Company’s business, vesting in fifteen monthly increments. The total fair value of the common stock was $80,000 based on the closing price of the Company’s common stock on the date of grant, and is being amortized over the vesting period. The Company recognized $5,333 of public relations expense during the nine months ended September 30, 2011, with the issuance of 66,667 vested shares on September 26, 2011.

On May 23, 2011 the Company’s Board of Directors granted the issuance of 65,000 shares of restricted common stock, along with a cash payment of $10,000 to a consultant to establish a series of events that will provide media content development opportunities. The total fair value of the common stock was $10,400 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 29, 2011.

On May 23, 2011 the Company’s Board of Directors granted the issuance of 65,000 shares of restricted common stock to a consultant to establish a series of events that will provide media content opportunities. The total fair value of the common stock was $10,400 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 29, 2011.

On May 23, 2011 the Company’s Board of Directors granted the issuance of 50,000 shares of restricted common stock to an independent contractor for business development services provided. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 29, 2011.

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

On April 18, 2011 the Company’s Board of Directors granted the issuance of 50,000 shares of free trading common stock to an independent contractor for video production services provided. The total fair value of the common stock was $8,500 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 20, 2011.

On February 8, 2011 the Company’s Board of Directors issued 35,000 shares of restricted common stock to an independent contractor for video editing services provided. The total fair value of the common stock was $6,650 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011 the Company’s Board of Directors issued 50,000 shares of restricted common stock to an employee as a bonus for administration services provided. The total fair value of the common stock was $9,500 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011 the Company’s Board of Directors issued 35,000 shares of restricted common stock to an employee as a bonus for administration services provided. The total fair value of the common stock was $6,650 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011 the Company’s Board of Directors issued 10,000 shares of restricted common stock to an employee as a bonus for administration services provided. The total fair value of the common stock was $1,900 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011 the Company’s Board of Directors issued 15,000 shares of restricted common stock to an independent contractor for video production services provided. The total fair value of the common stock was $2,850 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011 the Company’s Board of Directors issued 90,000 shares of restricted common stock to the Company’s major vendor in satisfaction for video production services provided. The total fair value of the common stock was $17,100 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011 the Company’s Board of Directors issued 25,000 shares of free trading common stock to an independent contractor for office support services provided. The total fair value of the common stock was $4,750 based on the closing price of the Company’s common stock on the date of grant.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On February 8, 2011 the Company’s Board of Directors granted the issuance of 105,000 shares of free trading common stock to an independent contractor for video production services provided. The total fair value of the common stock was $19,950 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on April 20, 2011.

On February 8, 2011 the Company’s Board of Directors granted the issuance of 20,000 shares of free trading common stock to an independent contractor for video production services provided. The total fair value of the common stock was $3,800 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on April 20, 2011.

Common Stock Cancellations
On August 26, 2011 the Company cancelled 1,500,000 shares for non-performance of services.

On August 26, 2011 the Company cancelled 15,000 shares for non-performance of services.

On August 26, 2011 the Company cancelled 75,000 shares for non-performance of services.

Note 10 – Warrants and Options

Options and Warrants Granted
On September 22, 2011, the Company’s Board of Directors granted Mr. Chachko common stock options to purchase shares of the Company’s common stock over a five year term in the amounts and at the exercise prices set forth below, which vest as follows subject to Mr. Chachko’s continued service to the Company:

-
275,000 shares at the exercise price of price of $0.11 per share (the per share closing price on the day of grant), vesting in six equal monthly installments from the Grant Date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 173% and a call option value of $0.0925, was $25,433;

-
225,000 shares at the exercise price of $0.14 per share, vesting in 12 equal monthly installments from the Grant Date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 173% and a call option value of $0.914, was $20,568;

-
167,000 shares at the exercise price of price of $0.20 per share, vesting in 18 equal monthly installments from the Grant Date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 173% and a call option value of $0.0894, was $14,926;

-
166,000 shares at the exercise price of price of $0.20 per share, vesting in 12 equal monthly installments from the Grant Date; provided, however, that the exercise of this Option is subject to the Company receiving financing of not less than $1,000,000 within 18 months after the Grant Date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 173% and a call option value of $0.0880, was $14,614; and

-
166,000 shares at the exercise price of price of $0.25 per share, vesting in 12 equal monthly installments from the Grant Date; provided, however, that this Option is exercisable only if the moving average of the Company's per share price is $0.25 or more for any six-month period after the first six months following the Grant Date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 173% and a call option value of $0.0857, was $14,233.

The total fair value of the common stock options was $89,774, and is being amortized over the vesting periods. The Company recognized $1,696 of compensation expense during the nine months ended September 30, 2011.

On August 26, 2011, the Company’s Board of Directors granted fully vested cashless common stock options to purchase 100,000 shares of the Company’s common stock to Peter Heumiller, the Company’s President and COO as a compensation bonus. The options are exercisable until August 26, 2013 at an exercise price of $0.15 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0387, was $3,871.

On August 26, 2011 the Company’s Board of Directors granted 240,000 stock options to a consultant as compensation for business development services. The options are exercisable until August 26, 2014 at an exercise price of $0.25 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0419, was $10,062.

On August 26, 2011 the Company’s Board of Directors granted 75,000 stock options to a consultant as compensation for business development services. The options are exercisable until August 26, 2013 at an exercise price of $0.25 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0304, was $2,277.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On August 26, 2011 the Company’s Board of Directors granted 50,000 cashless stock options to an employee as a compensation bonus for services provided. The options are exercisable until August 26, 2013 at an exercise price of $0.15 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0387, was $1,936.

On August 26, 2011 the Company’s Board of Directors granted 25,000 cashless stock options to an employee as a compensation bonus for services provided. The options are exercisable until August 26, 2013 at an exercise price of $0.15 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0387, was $968.

On April 20, 2011 the Company sold 869,565 shares of common stock, along with warrants to purchase 869,565 shares of common stock at $0.41 per share, exercisable over a 36 month term from the date of purchase to the Company’s CEO in exchange for total proceeds of $200,000 based on a $0.23 per share sales price. The Company’s closing stock price on the date of sale was $0.17 per share.

On March 2, 2011 the Company’s Board of Directors granted Mr. Heumiller common stock options to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share (the “Option”), vesting in 1/24th monthly increments over the two year term of the employment agreement. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 194% and a call option value of $0.1467, was $175,993, and is being amortized over the life of the options. The Company recognized $29,332 of compensation expense during the nine months ended September 30, 2011.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options to the Company’s CEO as compensation for services to be performed on the Board of Directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options to the Company’s President of Programming as compensation for services to be performed on the Board of Directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options as compensation for service on the Board of Directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options as compensation for service on the Board of Directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229.

Options and Warrants Cancelled
No options or warrants were cancelled during the nine months ended September 30, 2011.

Options and Warrants Expired
During the nine months ended September 30, 2011, a total of 1,075,000 options and 120,000 warrants that were outstanding as of December 31, 2010 expired.

Options Exercised
No options were exercised during the nine months ended September 30, 2011.

Note 11 – Forgiveness of Debt

The Company recognized debt forgiveness in the total amount of $17,115 and $12,290 during the nine months ended September 30, 2011 and 2010, respectively.

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

Note 12 – Subsequent Events

The Company has not conducted any reportable subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

Players Network was incorporated in the State of Nevada in March of 1993. Players Network is a global media and entertainment company engaged in the development of Digital Networks. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels. Due to recent capital infusions and an expanded management team, the Company has been able to complete the first phase of development and launch its proprietary scalable technology platform. The platform is designed to deliver video content and develop digital social communities, including “Vegas On Demand TV”, which is our first digital branded network that was in development during the nine months ended, September 30, 2011. We launched our beta version on October 7, 2011.

The Company operates a Video On Demand (“VOD”) television channel, also named Vegas On Demand, which consists of original programming that is distributed over its own VOD channels to approximately 29,000,000 homes over Comcast, DirecTV, AT&T, Verizon and Dish Network. In addition to our Video On Demand television channels, we deliver our content via internet based delivery channels including, Hulu, Blinkx, Google, YouTube and Yahoo Video, for DVD home video, and various mobile platforms. Players Network has a fourteen year history of providing consumers with quality ‘Gaming and Las Vegas Lifestyle’ video content.

Vegas On Demand TV offers its audience the ability to connect to Vegas Insiders through unique, high-quality programming that captures the excitement, sex appeal, entertainment, and the non-stop adrenaline rush of the Las Vegas gaming lifestyle. Players Network’s content goes beyond poker, casino action, sports betting, and racing, to lifestyle programs about entertainment and fine living that attract young and sophisticated viewers that comprise the major digital media demographic. Whenever possible our content incorporates an expert, insider or celebrity within the Vegas community in order to enhance promotional merchandising to prospective customers.

The Company plans to use both its platform and original branded programming and events as a means to develop additional revenue streams, as well as marketing and membership benefits of our social media platform. These revenue streams include branded entertainment, sponsorships for events, and media placement, third party commissions for video and banner advertisements, merchandise and production sales and services.

The business model that we have used for Vegas On Demand TV, once perfected, is anticipated to be scaled and replicated to create many other digital branded networks that target significant consumer interest categories, niche markets and industries that desire to develop digital networks.

On May 11, 2011, we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We acquired these interests in exchange for $25,499 that was in turn spent on the development of a promotional video that will be distributed over our media channels. In addition, we agreed to pay a license fee of 20% of the adjusted gross revenues that we earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date.

Results of Operations for the Three Months Ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,		Increase /
	2011	2010	(Decrease)
Revenues	$12,207	$10,059	$2,148

Direct operating costs	70,153	206,085	(135,932)
General and administrative	116,024	101,004	15,020
Officer salaries	142,974	340,086	(197,112)
Salaries and wages	22,548	20,796	1,752
Board of director services	1,696	-	1,696
Rent	8,718	6,000	2,718
Depreciation and amortization	1,306	153	1,153

Total Operating Expenses	363,419	674,124	(310,705)

Net Operating (Loss)	(351,212)	(664,065)	(312,853)

Total other income (expense)	49	(5,791)	5,840

Net (Loss)	$(351,163)	$(669,856)	$(318,693)

Revenues:

During the three months ended September 30, 2011 and 2010, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the three months ended September 30, 2011 were $12,207 compared to revenues of $10,059 in the three months ended September 30, 2010, an increase in revenues of $2,148, or 21%. Revenues from networks increased 318% in the three months ended September 30, 2011 due to increased market saturation of our video content through our newly revamped websites and the Company’s existing media channels. Production revenues decreased by 100% due to a short term project started in 2010 to develop media content for a local adventure sport business that did not generate revenues in the comparative three months ended September 30, 2011. We have focused entirely on building and expanding our technology and revenues for the future, primarily through the development of a new e-commerce website that we launched in October of 2011.

Direct Operating Costs:

Direct operating costs were $70,153 for the three months ended September 30, 2011 compared to $206,085 for the three months ended September 30, 2010, a decrease of $135,932, or 66%. Our direct operating costs in 2011 decreased due to our decreased content development costs as we focused our resources on our revamped websites that will be used to expand our distribution through new media channels. During the three months ending September 30, 2011 we granted 85,000 shares of common stock valued at $6,800 for video production services, while in the same period in 2010 we issued 605,588 shares valued at $149,318 for video production services.

General and Administrative:

General and administrative expenses were $116,024 for the three months ended September 30, 2011 compared to $101,004 for the three months ended September 30, 2010, an increase of $15,020, or approximately 15%. The increase in general and administrative expense for the three months ended September 30, 2011 compared to 2010 was due to increased professional fees as we expanded our operating activities and added a board member. During the three months ending September 30, 2011 we granted 141,667 shares of common stock valued at $11,333 and 315,000 stock options valued at $12,339 for public relations and accounting services, while in the same period in 2010 we issued 265,000 shares valued at $45,000 for public relations and legal services.

Salaries and Wages:

Officer salaries was $142,974 for the three months ended September 30, 2011 compared to $340,086 for the three months ended September 30, 2010, a decrease of $197,112 or 58%. The decrease in officer salaries was primarily due to non-cash bonuses granted to Officers in the three months ended September 30, 2010 that were not incurred in the same three month period ending September 30, 2011, as reduced by the additional costs incurred by the hiring of the Company’s new President and COO, and the return of our president of programming, Michael Berk, from a non-paid sabbatical prior the three months ended September 30, 2011.

Office salaries and wages expense was $22,548 for the three months ended September 30, 2011 compared to $20,796 for the three months ended September 30, 2010, an increase of $1,752, or 8%.

The Company recorded non-cash payments on accrued salaries and wages totaling $155,082 and $324,803, during the three months ended September 30, 2011 and 2010, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of the value of 997,500 shares and 130,000 shares of common stock, recorded at fair value, issued to employees of $79,800 and $33,800 for the three months ended September 30, 2011 and 2010, respectively, as well as, common stock options, recorded at fair value of $25,870 and $299,803 for the three months ended September 30, 2011 and 2010, respectively.

Board of Director Services:

Board of director services were $1,696 for the three months ended September 30, 2011 compared to $-0- for the three months ended September 30, 2010, an increase of $1,696, or approximately 100%. The increase was primarily due to an increased value in the vested portion of stock options granted to a new board of director for their service in 2011 that was not present in the comparative three months ended September 30, 2010.

Rent:

Rent expense was $8,718 and $6,000 for the three months ended September 30, 2011 and 2010, respectively. Our rent expense increased by $2,718, or 45%, as our monthly rent increased from $2,000 to $3,359 as we transitioned office space to a larger space within the same office complex on August 1, 2011. We expect our quarterly rent expense will be $10,076 for the foreseeable future.

Depreciation and Amortization:

Depreciation and amortization expense was $1,306 for the three months ended September 30, 2011 compared to $153 for the three months ended September 30, 2010, an increase of $1,153, or approximately 754%. Depreciation expense increased due to the additional depreciation on new laptops and computers purchased during 2011.

Net Operating Loss:

Net operating loss for the three months ended September 30, 2011 was $351,212, or ($0.01) per share, compared to a net operating loss of $664,065 for the three months ended September 30, 2010, or ($0.01) per share, a decrease of $312,853 or 47%. Net operating loss decreased primarily as a result of our decreased non-cash direct operating costs and decreased officer compensation in the three months ended September 30, 2011 compared to the same period in 2010. We decreased production as we focused our resources on our newly created and revamped websites that will be used to expand our distribution through new media channels, and hired a new President and COO and welcomed back the return of Michael Berk, our President of Programming.

Net Loss:

The net loss for the three months ended September 30, 2011 was $351,163 compared to a net loss of $669,856 for the three months ended September 30, 2010, a decreased net loss of $318,693, or 48%. Net loss decreased primarily as a result of our decreased non-cash direct operating costs and decreased officer compensation in the three months ended September 30, 2011 compared to the same period in 2010. We decreased production as we focused our resources on our newly created and revamped websites that will be used to expand our distribution through new media channels, and recognized $5,000 of bad debts expense with the increase of our allowance for bad debts expense in the three months ended September 30, 2010 that was not recognized during the three months ended September 30, 2011.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30,		Increase /
	2011	2010	(Decrease)
Revenues	$50,820	$57,348	$(6,528)

Direct operating costs	278,043	602,609	(324,566)
General and administrative	360,555	313,897	46,658
Officer salaries	334,038	434,970	(100,932)
Salaries and wages	63,681	62,475	1,206
Board of director services	30,154	17,399	12,755
Rent	18,718	20,000	(1,282)
Depreciation and amortization	2,420	458	1,962

Total Operating Expenses	1,087,609	1,451,808	(364,199)

Net Operating (Loss)	(1,036,789)	(1,394,460)	(357,671)

Total other income (expense)	16,903	4,516	12,387

Net (Loss)	$(1,019,886)	$(1,389,944)	$(370,058)

Revenues:

During the nine months ended September 30, 2011 and 2010, we received revenues primarily from two sources - licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the nine months ended September 30, 2011 were $50,820 compared to revenues of $57,348 in the nine months ended September 30, 2010, a decrease in revenues of $6,528, or 11%. Revenues from networks increased 505% in the nine months ended September 30, 2011 due to increased market saturation of our video content through our newly revamped websites and the Company’s existing media channels, as well as a licensing agreement with a Company in Greece that wasn’t present in the same period in 2010. Production revenues decreased by 100% due to a short term project started in 2010 to develop media content for a local adventure sport business that did not generate revenues in the nine months ended September 30, 2011. We have focused entirely on building and expanding our technology and revenues for the future, primarily through the development of a new e-commerce website that we launched in October of 2011.

Direct Operating Costs:

Direct operating costs were $278,043 for the nine months ended September 30, 2011 compared to $602,609 for the nine months ended September 30, 2010, a decrease of $324,566, or 54%. Our direct operating costs decreased during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to our decreased content development costs as we focused our resources on our newly created and revamped websites that will be used to expand our distribution through new media channels. During the nine months ending September 30, 2011 we granted 400,000 shares of common stock valued at $65,650, while in the same period in 2010 we issued 3,295,588 shares valued at $450,318 for video production services.

General and Administrative:

General and administrative expenses were $360,555 for the nine months ended September 30, 2011 compared to $313,897 for the nine months ended September 30, 2010, an increase of $46,658, or approximately 15%. The increase in general and administrative expense for the nine months ended September 30, 2011 compared to 2010 was due to increased legal fees incurred as a result of our investments in iCandy, Inc. and iCandy Burlesque, Inc., as well as, the development of a series of events and contests expected to launch during the third quarter of 2011 that will provide us with media content for distribution on our newly created media channels.

Salaries and Wages:

Officer salaries was $334,038 for the nine months ended September 30, 2011 compared to $434,970 for the nine months ended September 30, 2010, a decrease of $100,932 or 23%. The decrease in officer salaries was due to non-cash bonuses granted to Officers in the nine months ended September 30, 2010 that were not incurred in the same nine month period ending September 30, 2011, as reduced by the additional costs incurred by the hiring of the Company’s new President and COO in March of 2011.

Office Salaries and wages were $63,681 for the nine months ended September 30, 2011 compared to $62,475 for the nine months ended September 30, 2010, an increase of $1,206, or 2%.

The Company recorded non-cash payments on accrued salaries and wages totaling $155,082 and $396,687, during the nine months ended September 30, 2011 and 2010, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of the value of 1,092,500 shares and 1,225,000 shares of common stock, recorded at fair value, issued to employees of $97,850 and $87,000 for the nine months ended September 30, 2011 and 2010, respectively, as well as, common stock options, recorded at fair value of $57,232 and $309,687 for the nine months ended September 30, 2011 and 2010, respectively.

Board of Director Services:

Board of director services were $30,154 for the nine months ended September 30, 2011 compared to $17,399 for the nine months ended September 30, 2010, an increase of $12,755, or approximately 73%. The increase was primarily due to an increased value in stock options granted to the board of directors for their service in 2011.

Rent:

Rent expense was $18,718 and $20,000 for the nine months ended September 30, 2011 and 2010, respectively. Our rent expense decreased by $1,282 as a result of the elimination of rent on a storage facility that was cancelled during 2010 and the forgiveness of one month’s rent as we transitioned office space to a larger space within the same office complex, as offset by increased monthly rents beginning on August 1, 2011. We expect our quarterly rent expense will be $10,076 for the foreseeable future.

Depreciation and Amortization:

Depreciation and amortization expense was $2,420 for the nine months ended September 30, 2011 compared to $458 for the nine months ended September 30, 2010, an increase of $1,962, or approximately 428%. Depreciation expense increased due to the additional depreciation on new laptops and computers purchased during 2011.

Net Operating Loss:

Net operating loss for the nine months ended September 30, 2011 was $1,036,789, or ($0.02) per share, compared to a net operating loss of $1,394,460 for the nine months ended September 30, 2010, or ($0.03) per share, a decrease of $357,671 or 26%. Net operating loss decreased primarily as a result of our decreased non-cash direct operating costs focused our resources on our newly created and revamped websites that will be used to expand our distribution through new media channels and decreased non-cash officer compensation and legal costs in 2011 compared to 2010. We decreased production and hired a new President and COO, while welcoming back from a non-paid sabbatical our President of Programming.

Net Loss:

The net loss for the nine months ended September 30, 2011 was $1,019,886 compared to a net loss of $1,389,944 for the nine months ended September 30, 2010, a decreased net loss of $370,058, or 27%. Net loss decreased primarily as a result of decreased non-cash officer compensation and legal costs, and reductions in development costs that were not incurred in the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2011 compared to December 31, 2010.

	September 30, 2011	December 31, 2010	Increase / (Decrease)
Total Assets	$337,293	$825,140	$(487,847)

Accumulated (Deficit)	$(20,570,333)	$(19,550,447)	$1,019,886

Stockholders’ Equity (Deficit)	$(657,850)	$(175,404)	$482,446

Working Capital (Deficit)	$(776,531)	$(175,867)	$600,664

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and debt and equity financings. At September 30, 2011, we had a negative working capital position of $776,531. On December 17, 2010, we entered into a Series B Convertible Preferred Stock and Warrant Purchase Agreement with an accredited investor, pursuant to which, we sold (i) 4,349,339 shares of Series B Convertible Preferred Stock, and (ii) warrants to purchase 4,349,339 shares of Series B Preferred at an exercise price of $0.41 per share (the “Warrants”), for the aggregate purchase price of $1,000,000 in cash.

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

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the nine months ending September 30, 2011, the Company issued 1,839,167 shares of common stock valued at $208,383 in lieu of cash payments to employees and outside consultants. In the nine months ending September 30, 2010, the Company issued 7,501,787 shares of common stock valued at $1,026,501 in lieu of cash payments to employees and outside consultants. In the year ending December 31, 2010, the Company issued 7,196,787 shares of common stock valued at $1,163,334 in lieu of cash payments to employees and outside consultants. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2011, the Company’s Board of Directors granted 1,200,000 restricted shares of the Company’s common stock to Peter Heumiller, the Company’s President and COO as a compensation bonus, vesting in 1/17th monthly increments over the remaining term of Mr. Heumiller’s employment agreement. The total fair value of the common stock was $108,000 based on the closing price of the Company’s common stock on the date of grant, and is being amortized over the vesting period. No shares were issued or vested as of September 30, 2011.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 100,000 shares of restricted common stock to Peter Heumiller, the Company’s President and COO as a compensation bonus. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 897,500 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $71,800 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 25,000 shares of restricted common stock to an independent contractor for business development services provided. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 35,000 shares of restricted common stock to an independent contractor for business development services provided. The total fair value of the common stock was $2,800 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 25,000 shares of restricted common stock to an independent contractor for merchandise and product sales & services provided. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 25,000 shares of restricted common stock to an independent contractor for merchandise and product sales & services provided. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 50,000 shares of free trading common stock to an independent contractor for accounting services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011, the Company’s Board of Directors granted 1,000,000 restricted shares of the Company’s common stock to an independent contractor as part of an investor relations program that includes developing nine areas of communications to bring awareness to the Company’s business, vesting in fifteen monthly increments. The total fair value of the common stock was $80,000 based on the closing price of the Company’s common stock on the date of grant, and is being amortized over the vesting period. The Company recognized $5,333 of public relations expense during the nine months ended September 30, 2011, with the issuance of 66,667 vested shares on September 26, 2011.

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

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

On September 22, 2011, the Company’s Board of Directors appointed Paul Chachko, as a Director of the Company to fill an existing vacancy. Pursuant to the Company’s Certificate of Designation designating the rights and privileges of the Company’s Series B Preferred Stock, the holders of the Company’s Series B Preferred Stock have the right to designate or elect one of the Company’s directors (the “Series B Director”).  The holders of a majority of the Company’s outstanding Series B Preferred shares have designated Mr. Chachko as the initial Series B Director to serve until his successor is duly elected and qualified. The Board also appointed Mr. Chachko as Chairman of the Board. Mark Bradley, the former Chairman of the Board will continue to serve as a member of the Board.

Item 6. Exhibits

10.1	Restricted Stock Purchase Agreement between Players Network and Peter Heumiller.*

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Schema Document.*

101.CAL	XBRL Calculation Linkbase Document.*

101.DEF	XBRL Definition Linkbase Document.*

101.LAB	XBRL Labels Linkbase Document.*

101.PRE	XBRL Presentation Linkbase Document.*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 20, 2011

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)