Form 10-K
period 2011-12-31
PLAYERS NETWORK
filed 2012-04-16
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 000-29363

(Name of small business issuer in its charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

1771 E. Flamingo Road, #201-A
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
Yes ☐ No ☒

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2011, was approximately $4,588,048 based on a share value of $0.11. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of April 13, 2012, there were 63,248,857 shares of the issuer's common stock, $0.001 par value per share, issued and outstanding.

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

The Company operates a Video On Demand (“VOD”) television channel, also named Vegas On Demand, which consists of original programming that is distributed over its own VOD channels to approximately 24,000,000 homes over the internet with distribution partners that include, Comcast, Hulu, Blinkx, Google, YouTube and Yahoo Video, for DVD home video, and various mobile platforms. Players Network has a fourteen year history of providing consumers with quality ‘Gaming and Las Vegas Lifestyle’ video content.

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

Players Network has addressed the digital market in an effort to grow as a New Media Company using “Vegas On Demand”, its flagship Branded Television Channel Destination, it use its scalable, custom Enterprise Web Platform to host “Vegas On Demand”, which can also be replicated to launch thousands of Channel Destinations in any Lifestyle Category, for any Lifestyle Brand.

PNTV’s Enterprise Platform efficiently deploys, manages and distributes videos with integrated revenue-generating tools that go beyond traditional advertising. On our Platform, the viewer of a video is brought into a web environment encompassing that video’s lifestyle, where they are presented with Membership, Merchandising, Couponing, Subscription, Loyalty Programs, Contest and other Marketing opportunities, including the integration of Live Events. The Platform also integrates Branded Sponsorships, and a game-like Virtual Economy supported by our Cost Per Action Advertising network.

PNTV’s next-generation Media Network operates across all distribution platforms from TV screens to mobile devices, gaming consoles, computers and tablets. We have positioned ourselves to provide companies with an affordable, turnkey, integrated solution that creates bookable revenue while generating net profits. We have not yet generated revenues from our Platform, but plan to market our services to companies in 2012 that can make their initial investment using a small portion of their existing marketing budget.

By providing companies and Lifestyle Brands with their own Channel Destination on our Enterprise Web Platform and offering our Media and Production expertise, we plan to provide an integrated Media, Marketing and Merchandising solution that aims to save our customers significant time and money that would need to be incurred to replicate equivalent services.

We have also leveraged our existing library of original content, and distribution network, to build this infrastructure hub and launch our initial digital Lifestyle Network: “VegasOnDemand.tv”.

Through the cross-promotional integration of Sponsored Live Events, Contests and Media creation and distribution, PNTV’s Platform can deliver a targeted audience that can be monetized in multiple ways. The Platform is a Revenue Engine that grows as audience and page views increase. The Platform also provides a self-perpetuating aggregation juncture where Las Vegas businesses and “Insiders” can connect socially with their audience/customer and generate shared revenues.

The ability to Monetize Video in so many ways, coupled with an efficient, easy-to-use technical and administrative back-end dashboard, is a powerful feature of PNTV’s Platform. It allows the creation of unlimited, new Channel Destinations using our scalable Content Management System (“CMS”) framework, with cost-competitive operations. Importantly, it allows Content Management by administrative and editorial level employees without the expense of having a full-time technical engineering staff in-house.

The Company’s platform has two main membership categories: 1) the Consumer/User who visits our digital communities and partakes in viewing ad-supported and pay-per-view premium videos, purchases products and connects with “Insiders”, who are our 2) Premium Members.

Premium Members must be industry Insiders and/or experts in their Lifestyle category. For example, with regard to Vegas On Demand, Insiders are designed to be the who’s-who of Vegas: Entertainers, Nightclub Promoters, Casino Hosts, famous Chefs, etc. who offer our Members deals on transactions connected to their sphere of influence. Deals may include being invited to a special VIP Event, Line Passes, two-for-one offers, PPV Video discounts, etc.

Transactions can be purchased using credit cards, or our incentivized Virtual Economy. When using our Virtual Economy, we set the value of the goods and services that are redeemed through a Points (Virtual Currency) System. Points can be bought or earned using our CPA Ad Network. Our Virtual Economy allows the Company to realize revenue every time Points are earned, as well as every time Points are redeemed.

In December, the Company signed an agreement with J&H Productions to produce a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business. The agreement also provides for the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform.

On May 11, 2011, we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We acquired these interests in exchange for $25,499 that was in turn spent on the development of a promotional video that will be distributed over our media channels. In addition, we agreed to pay a license fee of 20% of the adjusted gross revenues that we earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date. At December 31, 2011, we recognized a reserve for the impairment of this investment due to uncertainties regarding the future economic benefit. An impairment expense of $25,499 was recognized in our statement of operations for the year ended December 31, 2011.

Market Opportunity

The Company’s opportunity to capitalize on its early adaptation in the market place is primarily due to the advancement in technology and digital platforms. This digital revolution has rapidly changed the way consumers’ access television content. Instead of scheduled programming, video can now be viewed “On Demand” through digital cable television and satellite networks, broadband internet, and by downloading content to mobile and wireless devices such as MP3 players, Smart phones and PDAs.

Players Network has spent the last five years creating electronic distribution opportunities through distribution agreements with substantial media companies such as the cable company, Comcast. This has allowed the Company to position itself to capitalize on technological developments in the near future, such as, dynamic ad insertion technology, which is expected to be rolled out within the next year. Dynamic ad insertion will allow the Company to capture advertising revenue every time one of its videos is viewed.

Each new network will become an integrated Channel Destination that will include VOD television and a social community to complete and compliment a vertical distribution and marketing strategy. Each network will command a new audience and advertisement tied to the amount of monthly viewers, thus ultimately increasing Players Network’s advertising revenues.

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

The Company intends to keep expanding its new media distribution platforms and continue its production of original programming for its own distribution platforms, while also expanding its distribution through partnerships with new and traditional media companies in areas that include cable television, broadcast and satellite television, Pay-Per-View, television syndication, including more broadband, smart TVs, tablets, game consoles, downloadable devices and mobile devices, additional land-based locations, in-flight venues, and on-board sources. The Company plans to generate new revenues from sponsorship, advertising, content licensing, subscriptions and live events through video chat and commerce.

Content/Programming

Players Network’s Programming Brands include, (1) Vegas On Demand focuses on Gaming lifestyle and produces programming about Horse Racing, Sports Betting, Casino Games, Poker and much more. (2) Vegas On Demand, which is about Las Vegas lifestyle and covers celebrity, night clubs, poolside experiences, entertainment and more; (3) Sexy Sin City TV covers the adult and sexy side of Las Vegas after dark.

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

Strategy

Our goal is to leverage our Enterprise Platform to collaborate with industry experts and content producers in selected lifestyle and service fields in an effort to incubate digital business extensions with existing and new businesses by:

•
Creating a brand identity as “the trusted name in gaming entertainment, education, information and services” that addresses the full spectrum of audience demographics within all of our Destination Cannels;

•
Building an ever-expanding, valuable library of entertainment, instruction and information content that enables targeted audiences to connect with experts and insiders within any specific Channel Destination;

•
Leveraging our various distribution channels as a mechanism to bring value to both our business to business relationships that attract consumers with the goal of building a strong customer base and community;

•
Gaining a broad and diversified audience base through its distribution arrangement with Comcast as well as other distribution channels, including linear programming via digital cable, internet and broadband, wireless, packaged media, video games, mobile media through cell phones and I-pods, radio, publishing, and IPTV.

•
In our flagship Vegas On Demand TV, harnessing the power of the media in order to provide customized media solutions and marketing services for key Lifestyle Category companies, principally major Las Vegas Casino Properties. Players Network uses its strong relationships in the Gaming Industry to lock in special trade relationships that can contribute to content, advertising, VIP Services, and club amenities which will solidify Players Network’s credibility in the category;

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

Broadband/Internet

Broadband / Internet is the future, as consumers are tired of paying high cable and satellite bills and younger generations are spending the majority of their time on internet and mobile devices, millions of consumer are cutting there cable and satellite services and accessing their content through less expensive, new media devices connected to the internet.

Currently there are over 6 billion interconnected devices that served up 350 billion videos in 2011 and are expected to grow to 12 billion devices by 2014. This shift in consumer habits is breaking down the barriers of entry in the content business and allowing producers and publishers to distribute directly to its targeted audiences through key word searches.

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

International Television

In creating a truly global brand, Players Network plans to take advantage of opportunities for channel and programming distribution outside of the U.S. on both full channels and as programming blocks on existing services. One of our key objectives in 2012 is to produce a ½-hour weekly Vegas On Demand entertainment show that we expect to be distributed to several European and South American countries.

As the Company begins its program sales efforts to license individual programs and series to overseas distributors, it will have the advantage of determining the specific global distribution partners with which it desires to develop deeper, longer-lasting linear channel relationships.

Mobile

The mobile apps market is continuing to grow and has become a part of global culture. All of our Channel Destinations will have a mobile extension to give our members access to features and benefits contained within each community. For example, our Vegas on Demand Channel will offer a mobile app that allows members to access “How to Play Blackjack/Craps/Roulette” videos, and offers of VIP Vegas access for our Members.

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

As we expand and our users become more acclimated to social interaction and Video On Demand, we believe that the whole world will be competing for the same viewers. Our advantage is that competition has driven users to our market and that the key to success will be to produce fresh content that is exclusive to our Channel Destinations and target markets.

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

EMPLOYEES

As of December 31, 2011, Players Network had four full time employees that support and operate our production and post-production operations. Management will hire additional employees on an as needed basis. None of our employees are subject to any collective bargaining agreement or labor union contract, nor has the Company been subjected to any strikes or employment disruptions in its history. We intend to use the services of independent consultants and contractors to perform various professional services when and as they are deemed necessary. We believe that the use of third-party service providers may enhance our ability to contain general and administrative expenses.

Players Network’s proposed personnel structure could be divided into four broad categories: management and production, professional, administrative, and project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, except for production, as employees are engaged in various functions as projects and workloads demand.

OFFICE LOCATIONS

Our executive offices are located at 1771 E. Flamingo Road, #201-A, Las Vegas, Nevada 89119. Our office space consists of approximately 2,800 square feet leased pursuant to an informal office sublease arrangement, which is on a month to month basis.

AVAILABLE INFORMATION – REPORTS TO SECURITY HOLDERS

Our website address is www.playersnetworkcom. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file those materials with, or furnish those materials to, the SEC. These filings are also available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

We also post to our website all pertinent company contact information.

ITEM 1A.  RISK FACTORS.

In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

Risks Related To Our Company

We have had a history of losses, we expect losses in the future, and there can be no assurance that we will become profitable in the future.

The Company was incorporated under the laws of the State of Nevada on March 16, 1993. Since inception, we have experienced operating losses on an on-going basis. For our fiscal year ended December 31, 2011, we incurred net losses of $1,181,481. As of such date, we had an accumulated deficit of $20,731,928. We expect our losses to continue for the foreseeable future. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

Our auditor has given us a "going concern" qualification, which questions our ability to continue as a going concern without additional financing.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2011 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. Management plans to try to increase sales and improve operating results through the expansion of the distribution channels of our programming with a view to increasing advertising and sponsorship revenues. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

We need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. We have previously issued short term debt financing in the original principal amount of $35,000. We have accrued $92 of interest in relation to the $35,000 short term debt still outstanding. The expected operating losses, coupled with a lack of liquidity, raise a substantial doubt about our ability to continue as a going concern. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. For more information about our capital needs and abilities, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - OVERVIEW AND OUTLOOK - Liquidity and Capital Resources” herein.

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

We have both the ability as well as outstanding obligations to issue additional shares of common stock in the future. These include the following:

•
Our 2004 Non-Qualified Stock Plan allows us to issue up to 7,500,000 shares of common stock and options. We currently have no shares of our common stock available for issuance under our 2004 Non-Qualified Stock Plan;

•	There are 16,696,345 shares of common stock issuable pursuant to options and warrants outstanding as of the date of this Annual Report;
•
There are 6,349,339 shares of common stock reserved for issuance upon conversion of 2,000,000 shares of outstanding Series A Preferred Stock and 4,349,339 shares of outstanding Series B Preferred Stock

•
There are 4,349,339 shares of Series B Preferred Stock reserved for issuance pursuant to an outstanding Series B Preferred Stock warrant. These shares of Series B Preferred Stock, if issued, will be convertible into 4,349,339 shares of common stock.

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

We may issue additional stock without shareholder consent.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 2,000,000 shares and 10,873,347 shares of Series A preferred stock and Series B preferred stock, respectively, of which 2,000,000 and 4,349,339, respectively, are currently issued and outstanding. The board of directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our shareholders. Such issuance could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could hinder our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

The principal executive office of Players Network is located at 1771 E. Flamingo Road, #201-A, Las Vegas, Nevada, 89119. Players Network occupies approximately 2,800 square feet of office space at these premises pursuant to a month to month sub-lease that commenced on September 1, 2009. The monthly rent was $2,000 through June, 2011 at which time it was raised to approximately $4,025 per month with the acquisition of additional office space.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Mine safety disclosures are not applicable.

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

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2011:
Fourth Quarter	$0.17	$0.05
Third Quarter	$0.15	$0.07
Second Quarter	$0.18	$0.10
First Quarter	$0.22	$0.10
FISCAL YEAR ENDED DECEMBER 31, 2010:
Fourth Quarter	$0.30	$0.12
Third Quarter	$0.28	$0.15
Second Quarter	$0.41	$0.07
First Quarter	$0.12	$0.04

(b) Holders of Common Stock

As of April 11, 2012, there were approximately 274 holders of record of the Company's Common Stock. As of April 11, 2012, the closing price of the Company's shares of common stock was $0.06 per share. Pacific Stock Transfer Company (telephone: (702) 361-3033; facsimile: (702) 433-1979) is the registrar and transfer agent for our common stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders (1)	15,916,345	$0.23	--
Total:	15,916,345	$0.23	--
(1) In 2011, the Company issued 3,089,000 options to consultants for services rendered at a weighted average exercise price of $0.22. As of December 31, 2011, the Company had options outstanding exercisable for 8,614,000 shares of the Company’s common stock at a weighted average exercise price of $0.19 that were issued for services rendered under the Company’s 2004 Non-Qualified Stock Option Plan.

(e) Recent Sales of Unregistered Securities

Common Stock

On February 29, 2012 the Company issued 650,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock was $52,000 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company issued 500,000 shares of common stock to its President of Programming for unpaid compensation. The total fair value of the common stock was $40,000 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company granted 25,000 shares of restricted common stock to an employee as a bonus for services provided. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company granted 15,000 shares of restricted common stock to an employee as a bonus for services provided. The total fair value of the common stock was $1,200 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company granted 130,800 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $10,464 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company granted 100,000 shares of restricted common stock to a consultant for Information Technology services provided. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company issued 50,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company issued 50,000 shares of free trading common stock for Information Technology services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

On February 14, 2012, the Company sold 80,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $8,000 to the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 15, 2012, the Company sold 250,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

We did not issue securities during the fiscal year ending December 31, 2011 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed by us with the SEC.

Options

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

The total fair value of the common stock options was $89,774, and was amortized over the vesting periods. The Company recognized $22,043 of compensation expense during the year ended December 31, 2011. Mr. Chachko resigned on January 13, 2012 and the options were forfeited unexercised.

On August 26, 2011, the Company’s Board of Directors granted fully vested cashless common stock options to purchase 100,000 shares of the Company’s common stock to Peter Heumiller, the Company’s former President and COO as a compensation bonus. The options are exercisable until August 26, 2013 at an exercise price of $0.15 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0387, was $3,871 and was expensed during the year ended December 31, 2011.

On August 26, 2011 the Company’s Board of Directors granted 240,000 stock options to a consultant as compensation for business development services. The options are exercisable until August 26, 2014 at an exercise price of $0.25 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0419, was $10,062 and was expensed during the year ended December 31, 2011.

On August 26, 2011 the Company’s Board of Directors granted 75,000 stock options to a consultant as compensation for business development services. The options are exercisable until August 26, 2013 at an exercise price of $0.25 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0304, was $2,277 and was expensed during the year ended December 31, 2011.

On August 26, 2011 the Company’s Board of Directors granted 50,000 cashless stock options to an employee as a compensation bonus for services provided. The options are exercisable until August 26, 2013 at an exercise price of $0.15 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0387, was $1,936 and was expensed during the year ended December 31, 2011.

On August 26, 2011 the Company’s Board of Directors granted 25,000 cashless stock options to an employee as a compensation bonus for services provided. The options are exercisable until August 26, 2013 at an exercise price of $0.15 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0387, was $968 and was expensed during the year ended December 31, 2011.

On March 2, 2011, the Company’s Board of Directors granted Mr. Heumiller common stock options to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share (the “Option”), vesting in 1/24th monthly increments over the two year term of the employment agreement. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 194% and a call option value of $0.1467, was $175,993, and was amortized over the life of the options. The Company recognized $73,330 of compensation expense during the year ended December 31, 2011. Mr. Heumiller resigned on January 1, 2012 and the options subsequently terminated unexercised.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options to the Company’s CEO as compensation for services to be performed on the Board of Directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229 and was expensed during the year ended December 31, 2011.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options to the Company’s President of Programming as compensation for services to be performed on the Board of Directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229 and was expensed during the year ended December 31, 2011.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options as compensation for service on the Board of Directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229 and was expensed during the year ended December 31, 2011.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options as compensation for service on the Board of Directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229 and was expensed during the year ended December 31, 2011.

Warrants

On April 20, 2011 the Company sold 869,565 shares of common stock, along with warrants to purchase 869,565 shares of common stock at $0.41 per share, exercisable over a 36 month term from the date of purchase to the Company’s CEO in exchange for total proceeds of $200,000 based on a $0.23 per share sales price. The Company’s closing stock price on the date of sale was $0.17 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Options and Warrants Cancelled

No options or warrants were cancelled during the year ended December 31, 2011.

Options and Warrants Expired

During the year ended December 31, 2011, a total of 1,075,000 options and 120,000 warrants that were outstanding as of December 31, 2010 expired. The expiration of the options and warrants had no impact on the current period operations.

Options Exercised

No options were exercised during the year ended December 31, 2011.

The foregoing securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

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

We have developed an Enterprise Platform that can efficiently deploy, manage and distribute videos with integrated revenue-generating tools that go far beyond traditional advertising. On our Platform, the viewer of a video is brought into a web environment encompassing that video’s lifestyle, where they are presented with Membership, Merchandising, Couponing, Subscription, Loyalty Programs, Contest and other Marketing opportunities, including the integration of Live Events. The Platform also integrates Branded Sponsorships, and a game-like Virtual Economy supported by our Cost Per Action Advertising network.

We are focused on providing companies with an affordable, turnkey, integrated solution that creates revenue and generates net profits. Most companies can make their initial investment using a small portion of their existing marketing budget. To achieve this goal The Company focuses on creating partnerships in multiple lifestyle categories including Music, Nightlife, Celebrity, Activities, Health and Fitness, Teens, Kids, Fashion, Pets, Hobbies, Alternative Living, Vintage Automotive, Extreme Sports, Education, Arts and Entertainment, and more.

In 2011, we derived all our revenue from advertising, sponsorship and merchandising and launched our technology platform designed to monetize content through membership services, virtual economy and merchandising. In 2012, our revenue sources are expected to shift to our newly developed Channel Destinations and include both production revenues and professional services as our primary sources of income.

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

Critical Accounting Policies

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

Revenue Recognition
The Company recognizes revenue from its internet television platform from internally generated products and from partnered merchants when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. These criteria are met when the customers purchase a product or access a web-based video, the product or web-based video has been electronically delivered to the purchaser and payment has been received. At that time, the Company's obligations to the customer is substantially complete. The Company records the net amount it retains from the sale of items from its internet television platform after paying any agreed upon percentage of the purchase price to the featured advertising merchant excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as an agent of the partnered merchant in the transaction. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Network revenue consists of monthly network broadcast subscription revenue, which is recognized over the period in which the subscription service is available. Broadcast television advertising revenue is recognized when advertisements are aired. Video production revenue is recognized as digital video film is completed and accepted by the customer and collection is reasonably assured.

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

Impairment of Long-Lived Assets
Long-lived assets held and used by PNTV are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. PNTV did not recognize any impairment losses on the disposal of fixed assets during 2011 and 2010.

Advertising Costs
The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $93,999 and $48,000 for the years ended December 31, 2011 and 2010, respectively.

Website Development Costs
The Company accounts for website development costs in accordance with ASC 350-50, “Accounting for Website Development Costs” (“ASC 350-50”), wherein website development costs are segregated into three activities:

1)	Initial stage (planning), whereby the related costs are expensed.

2)
Development (web application, infrastructure, graphics), whereby the related costs are capitalized and amortized once the website is ready for use. Costs for development content of the website may be expensed or capitalized depending on the circumstances of the expenditures.

3)
Post-implementation (after site is up and running: security, training, admin), whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.

The Company capitalized a total of $99,880 of website development costs during the year ended December 31, 2011 related to its internet television platform which have been incurred pursuant to the development stage. No website development costs were incurred during the year ended December 31, 2010.

Allowance for Doubtful Accounts
We generate the majority of our revenues and corresponding accounts receivable from video production services on a project basis and subscriptions for video content. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense was $15,240 and $1,000 for the years ended December 31, 2011 and 2010, respectively.

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2011 and 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $420,178 and $1,113,624 for the years ended December 31, 2011 and 2010, respectively.

Uncertain Tax Positions
In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Results of Operations for the Years Ended December 31, 2011 and December 31, 2010:

	For the Years Ended December 31,		Increase /
	2011	2010	(Decrease)
Revenues	$75,367	$63,731	$11,636

Direct operating costs	328,640	722,237	(393,597)
General and administrative	252,412	469,933	(217,521)
Salaries and wages	558,186	591,908	(33,722)
Board of director services	50,501	17,399	33,102
Rent	33,615	26,000	7,615
Depreciation and amortization	8,725	610	8,115

Total Operating Expenses	1,232,079	1,828,087	(596,008)

Net Operating (Loss)	(1,156,712)	(1,764,356)	(607,644)

Total other income (expense)	(24,769)	72,146	(96,915)

Net (Loss)	$(1,181,481)	$(1,692,210)	$(510,729)

Revenues:

During the years ended December 31, 2011 and 2010, we received revenues primarily from licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the year ended December 31, 2011 were $75,367 compared to revenues of $63,731 in the year ended December 31, 2010, an increase in revenues of $11,636, or 18%. Revenues from networks were up 497%, or $57,007 in the year ended December 31, 2011 compared to 2010, due to increased market saturation of our video content through our newly revamped websites and the Company’s existing media channels. Production revenues decreased by 87% due to a short term project in 2010 to develop media content for a local adventure sport business, that did not generate revenues in the year ended December 31, 2011. We have focused entirely on building and expanding our technology and revenues for the future, primarily through the development of a new internet based technology platform that was launched in October of 2011.

Direct Operating Costs:

Direct operating costs were $328,640 for the year ended December 31, 2011 compared to $722,237 for the year ended December 31, 2010, a decrease of $393,597 or 54%. Our direct operating costs in 2011 decreased due to our decreased content development costs as we focused our resources on our internet based technology platform that was launched to expand our distribution through new media channels. During the year ending December 31, 2011 we granted 315,000 shares of common stock valued at $58,850 for video production services, while in the same period in 2010 we issued 3,660,588 shares of our common stock valued at $486,218 for video production services.

General and Administrative:

General and administrative expenses were $252,412 for the year ended December 31, 2011 compared to $469,933 for the year ended December 31, 2010, a decrease of $(217,521), or 46%. General and administrative expense decreased primarily due to a change in estimated payroll tax liabilities during 2011 that was not present in 2010.

Salaries and Wages:

Salaries and wages expense totaled $558,186 for the year ended December 31, 2011 compared to $591,908 for the year ended December 31, 2010, a decrease of $33,722 or 6%. The decrease in officer salaries was primarily due to differences in the value of non-cash bonuses granted to Officers in the year ended, December 31, 2011 compared to the year ended, 2010.

Board of Director Services:

Board of director services expense was $50,501 for the year ended December 31, 2011 compared to $17,399 for the year ended December 31, 2010, an increase of $33,102 or 190%. The increase was primarily due to an increased value in the vested portion of stock options granted to a new board of director for their service in 2011 that was not present in the 2010. Our Board of Director compensation was entirely paid in common stock options.

Rent:

Rent expense was $33,615 and $26,000 for the years ended December 31, 2011 and 2010, respectively. Our rent expense increased by $7,615, or 29%, as our monthly rent increased from $2,000 to $4,025 due to our expansion of office space within the same office complex on August 1, 2011. We expect our quarterly rent expense will be $12,075 for the foreseeable future.

Depreciation and Amortization:

Depreciation and amortization expense was $8,725 for the year ended December 31, 2011 compared to $610 for the year ended December 31, 2010, an increase of $8,115 or 1,330%. Depreciation expense increased due to the additional depreciation on new office equipment and our internet based technology platform purchased and developed during 2011.

Net Operating Loss:

Net operating loss for the year ended December 31, 2011 was $1,156,712 or ($0.02) per share compared to a net operating loss of $1,764,356 for the year ended December 31, 2010, or ($0.03) per share, a decrease of $607,644 or 34%. Net operating loss decreased primarily due to a change in estimated payroll tax liabilities during 2011 and our decreased non-cash direct operating costs and decreased officer compensation for the year ended December 31, 2011 compared to the same period in 2010. We decreased production as we focused our resources on our newly created and revamped websites that will be used to expand our distribution through new media channels, and hired a new President and COO and welcomed back the return of Michael Berk, our President of Programming.

Other Income (Expense):

Other income (expense) was $(24,769) for the year ended December 31, 2011 compared to $72,146 for the year ended December 31, 2010, a decrease of $96,915 or 134%. Other income (expense) decreased primarily due to an increase in bad debts expense of $14,240, an impairment of equity method investment expense of $25,499 realized in 2011, and a reduction in debt forgiveness income of $59,942 due to realized forgiveness of debts and common stock settlement gains of $17,115 compared to $77,057 during the years ended December 31, 2011 and 2010, respectively. Other components of other income (expense) include interest income and interest expense.

Net Loss:

The net loss for the year ended December 31, 2011 was $1,181,481 compared to a net loss of $1,692,210 for the year ended December 31, 2010, a decreased net loss of $510,729 or 30%. Net loss decreased primarily as a result of our decreased direct operating costs in 2011 due to our diminished content development activities as we focused our resources on our internet based technology platform that was launched to expand our new media distribution channels in the year ended December 31, 2011 compared to the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2011 compared to December 31, 2010.

	December 31, 2011	December 31, 2010
Total Assets	$181,851	$825,140

Total Liabilities	$918,558	$1,000,544

Accumulated (Deficit)	$(20,731,928)	$(19,550,447)

Stockholders’ Equity (Deficit)	$(736,707)	$(175,404)

Working Capital (Deficit)	$(850,268)	$(175,867)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and, to a limited extent, debt financing. At December 31, 2011, we had a negative working capital position of $(850,268). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

On December 7, 2011, we received a short term of $35,000, unsecured loan from a shareholder bearing interest at 4%, due June 7, 2012.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice in 2012. In the year ending December 31, 2011, the Company issued 2,317,599 shares of common stock valued at $420,178 in lieu of cash payments to employees and outside consultants, consisting of the value of common stock and common stock options, recorded at fair value. In the year ending December 31, 2010, the Company issued 7,196,787 shares of common stock valued at $1,163,334 in lieu of cash payments to employees and outside consultants, consisting of the value of common stock and common stock options, recorded at fair value. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in 2012.

Satisfaction of Our Cash Obligations for the Next 12 Months

As of December 31, 2011, our balance of cash and cash equivalents was $49,208. We believe we cannot satisfy our cash requirements for the next twelve months with our current cash on hand. Our operations are subject to attaining adequate financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our operations.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $750,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our planned operations. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from our Enterprise Technology Platform, is through sale of shares of our common stock, third party financing, and/or traditional debt financing.

In the event we are not successful in obtaining financing, we may not be able to proceed with our business plan for the commercialization of our products and further research and development of new products. We anticipate that we will incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off- Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2011.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.
As of December 31, 2011, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of December 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since
Mark Bradley	49	Chief Executive Officer, Principal Financial Officer and Director	1993
Peter Heumiller(1)	54	Former President	N/A
Michael Berk	65	President of Programming and Director	2000
Doug Miller	66	Director	2005
John J. English(2)	50	Former Director	2008
Paul Chachko(3)	52	Former Director	2011
Merrill Brown(4)	50	Former Director	2011
(1)Appointed March 1, 2011 and Resigned March 12, 2012
(2)Resigned October 24, 2011
(3)Appointed September 22, 2011 and Resigned January 13, 2012
(4)Appointed November 8, 2011 and Resigned January 18, 2012

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

Paul Chachko founded V12 Group LLC, a database marketing and technology company in 2002 and serves as its CEO and Chairman of the Board and is also the Founder and member of the board of directors of The Financial Information Group.  Prior to founding V12 Group, Mr. Chachko served as Chief Executive Officer and member of the board of directors of Infinata, a consumer analytical database software company, which was acquired by The Financial Times Group in 2007. He also was the founder and Chief Executive Officer of ConsumerNet Inc., a leading Internet consumer data company, which was acquired by 24/7 Media Inc. in 1999. Mr. Chachko was a 2005 finalist for Ernst & Young Entrepreneur of the Year. Mr. Chachko holds a Bachelor’s Degree from Monmouth University and has spoken at numerous conventions and industry events.

Merrill Brown, a veteran journalist, media executive and consultant, has worked for print, broadcast and Internet outlets. He was a pioneer in the delivery of online news, having been the first editor-in-chief of MSNBC.com, the largest news site in the U.S. In addition to reporting on Wall Street as a correspondent for the Washington Post, he was the editor of “Channels”, a magazine about television. Brown was later hired to help create Court TV, where he was a founder and served as Senior Vice President. Following consulting work with Time, NBC, US West, and others, he was named MSNBC.com’s first editor-in-chief, stepping into that role after serving as acting manager for the launch of the service. Brown was also a founder of “News21”, an educational effort involving journalism grad students from five major universities — Columbia, Berkeley, USC Annenberg, Northwestern, and Harvard — a program that was guided by a support team of faculty and professional journalists. Brown served as National Editorial Director of the project from June 2005 until January 2008. He was brought on board at NowPublic, the citizen journalism news network with contributors from around the globe, in the spring of 2006 and his relationship with the organization grew until he was part of the board and eventually elected chairman. Brown is the founder and principal of MMB Media LLC, which provides clients with management and strategy consulting, corporate, editorial and program development, business analysis and marketing services, and is also a partner in Propeller LLC, a New York consultancy. Since the founding of MMB Media, clients have ranged from companies in the news, information and wireless businesses to a large foundation. Brown also serves on the Board of Directors of Smashing Ideas, Inc. and the board of the International Women’s Media Foundation. He is an adviser to the Center for Citizen Media, New West Publishing, iFocus, the Institute for the Connected Society, Project Agape, and the City University of New York Graduate School of Journalism. Brown is a member of the advisory boards of two advertising firms, Media 6 Degrees and TRA Global, where he recently became Advisory Board Chairman. Brown is also an advisor to Evri.com, a content discovery company funded by Vulcan Capital.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we believe that during 2011 our Directors and executive officers did not comply with all Section 16(a) filing requirements. Specifically, Mr. Bradley and Mr. Berk failed to file Form 4s with respect to the issuance of common shares and options for 2011. Doug Miller failed to file Form 4’s with respect to the issuance of common stock options that were granted during 2011. John J. English also failed to file Form 4’s with respect to the issuance of common stock options that were granted during 2011.

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company's Audit Committee during fiscal 2011, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

On April 7, 2004, the Company adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. Anyone can obtain a copy of the Code of Ethics by contacting the Company at the following address: 1771 E. Flamingo Road, Suite # 201-A, Las Vegas, NV 89119, attention: Chief Executive Officer, telephone: (702) 734-3457. The first such copy will be provided without charge. The Company will post any amendments to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the National Association of Dealers.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the years ended December 31, 2011, 2010 and 2009:

Summary Compensation Table
Name and Principal Position (a)	Year (b)	Salary (c)	Stock Awards (e)(1)	Option Awards (f)(1)	All Other Compensation	Total Compensation
Mark Bradley, Chief Executive Officer(2)	2011	$177,955	$71,800	$14,229	$-0-	$263,984
	2010	$36,204	$103,500	$304,745	$-0-	$444,449
	2009	$33,908	$150,157	$249,455	$-0-	$433,520

Peter Heumiller, President(3)(5)	2011	$70,962	$27,059	$77,201	$-0-	$175,222
	2010	$-0-	$-0-	$-0-	$-0-	$-0-

Michael Berk, President of Programming(4)	2011	$70,152	$-	$14,229	$-0-	$84,381
	2010	$25,000	$5,000	$4,942	$-0-	$34,942
	2009	$4,000	$73,474	$112,638	$-0-	$190,112
(1)
The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2011, 2010 and 2009, in accordance with FASB ASC 718-10 of awards of stock and stock options. Assumptions used in the calculation of this amount are included in the footnotes to our audited financial statements for the fiscal year ended December 31, 2011, included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(2)	This row reflects the fair value of shares of Common Stock issued by the Company to Mr. Bradley in lieu of cash salary within column (e).
(3)	This row reflects the fair value of shares of Common Stock issued by the Company to Mr. Berk in lieu of cash salary within column (e).
(4)	This row reflects the fair value of shares of Common Stock issued by the Company to Mr. Berk in lieu of cash salary within column (e).
(5)	Mr. Heumiller was appointed as the Company’s President effective March 1, 2011 and resigned March 12, 2012.

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

Peter Heumiller, President

On March 1, 2011, the Company entered into an employment agreement with Peter Heumiller pursuant to which Mr. Heumiller will serve as the Company’s President. Mr. Heumiller’s Employment Agreement is for an initial term commencing on March 1, 2011 and ending on February 28, 2013. Pursuant to Mr. Heumiller’s employment agreement, he is paid a base salary of $90,000. In addition, Mr. Heumiller is entitled to receive a quarterly bonus based on the Company’s net revenues during each fiscal quarter (“Stretch Bonus”). If Mr. Heumiller is terminated without “cause,” he is entitled to receive, subject to the execution of a general release: (i) immediate payment in full of an amount equal to his monthly base salary (as in effective immediately prior to the termination) multiplied by the number of months remaining under the term of his employment agreement and (ii) an immediate payment in an amount equal to the last Stretch Bonus payment multiplied by the number of quarters remaining under the term of his employment agreement. If Mr. Heumiller’s employment is terminated due to death or disability, he or his heirs, is entitled to any accrued but unpaid salary, plus a continuation of salary for up to six months, plus a prorated monthly Stretch Bonus based on the last quarterly Stretch Bonus received by Mr. Heumiller for a period of six months. Mr. Heumiller’s compensation package, consisting of cash and equity awards was terminated with his resignation on March 12, 2012. All payments paid in 2011 satisfied the Company’s liability and no additional compensation was earned in 2012.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the value of all unexercised options previously awarded to the Named Executive Officers at the fiscal year ended December 31, 2011.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (f)	Market Value of Shares or Units of Stock That Have Not Vested ($) (g)
Mark Bradley	100,000		—	0.25	02/07/2014	—	—
	1,500,000		—	0.22	07/18/2014	—	—
	100,000		—	0.10	02/28/2013	—	—
	250,000		—	0.20	11/29/2013	—	—
	1,500,000		—	0.15	08/27/2013	—	—
	50,000		—	0.20	01/08/2013	—	—
	250,000		—	0.20	01/08/2013	—	—
	300,000		—	0.20	01/08/2012	—	—
Michael Berk	100,000		—	0.25	02/07/2014	—	—
	100,000		—	0.10	02/28/2013	—	—
	250,000		—	0.20	11/29/2013	—	—
	50,000		—	0.20	01/08/2013	—	—
	250,000		—	0.20	01/08/2013	—	—
	400,000		—	0.20	01/08/2012	—	—
Peter Heumiller(2)	1,200,000	(3)	700,000	0.25	02/29/13	700,000	$102,663
	100,000		—	0.15	08/25/2013	—	—

(1)	With the exception of 1,200,000 options granted to Peter Heumiller as note in (3)below, all other the options were fully vested on the date of grant.
(2)	All of Peter Heumiller’s options were cancelled on March 12, 2012 with Peter Heumiller’s resignation.
(3)	Vested monthly over two years from the date of grant on March 1, 2011.

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

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the years ended December 31, 2011.

Name (a)	Year	Stock Awards ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (g)(1)	Total ($) (h)
Doug Miller(1)	2011	$-0-	$14,229	$-0-	$14,229
John J. English(2)	2011	$-0-	$14,229	$-0-	$14,229
Paul Chachko(3)	2011	$-0-	$22,043	$-0-	$22,043

The amounts in columns (c) and (d) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2011, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2011. Assumptions used in the calculation of this amount are included in the footnotes to our audited financial statements for the year ended December 31, 2011 included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(1)
On February 8, 2011 the Company granted Doug Miller cashless options to purchase 100,000 shares of its common stock in exchange for services rendered as a director. The options carry an exercise price of $0.25 per share, exercisable over 36 months from the grant date.

(2)
On February 8, 2011 the Company granted John English cashless options to purchase 100,000 shares of its common stock in exchange for services rendered as a director. The options carry an exercise price of $0.25 per share, exercisable over 36 months from the grant date.

(3)
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

The total fair value of the common stock options was $89,774, and was amortized over the vesting periods. The Company recognized $22,043 of compensation expense during the year ended December 31, 2011. Mr. Chachko resigned on January 13, 2012 and the options were forfeited unexercised.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2012, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2012 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o Players Network, 1771 E. Flamingo Road, #201A-1, Las Vegas, NV 89119.

	Common Stock			Series A Preferred Stock		Series B Preferred Stock
Name of Beneficial Owner(1)	Number of Shares		% of Class(2)	Number of Shares	% of Class(3)	Number of Shares		% of Class(4)
Officers and Directors:
Mark Bradley, CEO and Director(5)	15,179,429		22.2%	1,000,000	50%
Michael Berk, President of Programming and Director(6)	4,558,827		7.1%	1,000,000	50%
Doug Miller, Director(7)	800,000		1.3%	-	-
Directors and Officers as a Group (5 persons)	20,538,256		29.3%	2,000,000	100%	4,349,339		100%
5% Holders:
David W. Tice	7,554,768	(8)	11.9%			4,349,339	(9)	100%
* less than 1%
(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.
(2) Percentage of beneficial ownership is based upon 63,248,856 shares of Common Stock outstanding as of March 31, 2012. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of March 31, 2012, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.
(3) Percentage of beneficial ownership is based upon 2,000,000 shares of Series A Preferred Stock outstanding as of March 31, 2012.
(4) Percentage of beneficial ownership is based upon 4,349,339 shares of Series B Preferred Stock outstanding as of March 31, 2012.
(5) Includes stock options to purchase 4,999,565 shares of Common Stock exercisable within 60 days of March 31, 2012 and 25,000 shares held for the benefit of Mr. Bradley’s minor daughter.

(6) Includes (i) 38,000 shares held by MJB Productions, which is 100% owned by Mr. Berk, (ii) options to purchase 1,150,000 shares of Common Stock exercisable within 60 days of March 31, 2012, and (iii) 500,000 shares granted as payment for services in lieu of cash on February 29, 2012.
(7) Includes options to purchase 700,000 shares of Common Stock exercisable within 60 days of March 31, 2012.
(8) Information based on Schedule 13D filed with the SEC on October 19, 2011, Form 4 filed on October 10, 2011 and October 11, 2011 and the Company’s shareholder reports.
(9) Includes 4,349,339 shares of Series B Preferred held by Tice Capital, LLC. Mr. Tice is the sole member and manager of Tice Capital, LLC and has voting and dispositive control over the shares held by Tice Capital, LLC. Therefore, Mr. Tice is deemed to be the beneficial owner of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Our Common Stock currently trades on the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors. Our Board of Directors has determined that each of Messrs. Miller, English, Chachko and Brown are “independent” in accordance with the NASDAQ Global Market’s requirements and, thus, that a majority of the current Board of Directors is independent.

Our Board of Directors will review at least annually the independence of each director. During these reviews, our Board of Directors will consider transactions and relationships between each director (and his or her immediate family and affiliates) and us and our management to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent. The Board of Directors will conduct its annual review of director independence and to determine if any transactions or relationships exist that would disqualify any of the individuals who then served as a director under the rules of the NASDAQ Stock Market, or require disclosure under SEC rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2011 and 2010.

	2011	2010

Audit fees:	$23,250	$21,750
Audit-related fees:	-	-
Tax fees:	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$23,250	$21,750

We do not have an Audit Committee. Our board of directors acted as the Company's Audit Committee during fiscal 2011, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1(1)	Articles of Incorporation, filed with the Commission on February 7, 2000.
3.2(1)	Bylaws of the Company, filed with the Commission on February 7, 2000.
3.3(4)	Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State on June 9, 1994.
3.4(5)	Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed June 4, 2007
4.1(2)	2004 Non-Qualified Stock Option Plan.
4.2(3)	2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan.
4.3 (6)	Certificate of Designation for Series A Preferred Stock filed July 24, 2007.
4.4 (9)	Amended and Restated 2004 Non-Qualified Stock Option Plan
4.5 (12)	Certificate of Designation for Series B Preferred Stock filed December 17, 2010
4.6 (12)	Form of Series B Stock Warrant dated December 17, 2010
10.1(4)	Distribution Agreement between the Company and Comcast Programming Development, Inc. dated October 10, 2005. **
10.2(4)	Employment Agreement dated January 1, 2005 for Mark Bradley Feldgreber.
10.3(4)	Employment Agreement dated January 1, 2005 for Michael Berk.
10.4(7)	Subscription Agreement dated as of October 10, 2007 by and between the Company and Timothy Sean Shiah
10.5(8)	Distribution Agreement dated June 5, 2008, between Players Network and MicroPlay, Inc. **
10.6 (12)	Series B Preferred Stock and Warrant Purchase Agreement dated December 17, 2010
10.7 (12)	Investor’s Rights Agreement dated December 17, 2010
10.8 (13)	Employment Agreement dated March 1, 2011 for Peter Heumiller
14 (10)	Code of Ethics
23.1(9)	Consent of Weaver & Martin LLC.
23.2(9)	Consent of M&K CPAS, PLLC
23.3(11)	Consent of M&K CPAS, PLLC
31.1*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Players Network

We have audited the accompanying balance sheets of Players Network as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players Network as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 16, 2012

PLAYERS NETWORK
BALANCE SHEETS

	December 31,	December 31,
	2011	2010
Assets

Current assets:
Cash	$49,208	$812,245
Accounts receivable, net of allowance for doubtful accounts of
$240 and $5,000, at December 31, 2011 and 2010, respectively	4,000	12,432
Prepaid expenses	15,082	-
Total current assets	68,290	824,677

Fixed assets, net	113,561	463

Total Assets	$181,851	$825,140

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$581,970	$554,785
Accrued expenses	209,183	417,759
Deferred revenues	92,405	-
Current maturities of long term debt	35,000	28,000
Total current liabilities	918,558	1,000,544

Total Liabilities	918,558	1,000,544

Stockholders' (Deficit):
Series A preferred stock, $0.001 par value, 2,000,000
shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B preferred stock, $0.001 par value, 10,873,347
shares authorized; 4,349,339 shares issued and outstanding	4,349	4,349
Common stock, $0.001 par value, 150,000,000 shares authorized;
61,131,390 and 59,534,226 shares issued and outstanding
at December 31, 2011 and 2010, respectively	61,131	59,535
Additional paid-in capital	19,927,741	19,309,159
Accumulated (deficit)	(20,731,928)	(19,550,447)
Total Stockholders' (Deficit)	(736,707)	(175,404)

Total Liabilities and Stockholders' (Deficit)	$181,851	$825,140

The accompanying notes are an integral part of these financial statements.

PLAYERS NETWORK
STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2011	2010
Revenue:
Network	$68,481	$11,474
Production and other	6,886	52,257
Total revenue	75,367	63,731

Expenses:
Direct operating costs	328,640	722,237
General and administrative	252,412	469,933
Officer salaries	477,854	507,220
Salaries and wages	80,332	84,688
Board of director services	50,501	17,399
Rent	33,615	26,000
Depreciation and amortization	8,725	610
Total operating expenses	1,232,079	1,828,087

Net operating (loss)	(1,156,712)	(1,764,356)

Other income (expense):
Interest expense	(1,145)	(3,911)
Bad debts expense	(15,240)	(1,000)
Impairment of cost method investment	(25,499)	-
Forgiveness of debt	17,115	77,057
Total other income (expense)	(24,769)	72,146

Net (loss)	$(1,181,481)	$(1,692,210)

Weighted average number of common
shares outstanding - basic and fully diluted	60,219,637	56,355,887

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.03)

The accompanying notes are an integral part of these financial statements.

PLAYERS NETWORK
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

									Total
	Series A		Series B				Additional		Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2009	2,000,000	$2,000	-	$-	48,784,659	$48,785	$16,919,674	$(17,858,237)	$(887,778)

Shares issued for cash	-	-	4,349,339	4,349	-	-	995,651	-	1,000,000

Shares issued for cash	-	-	-	-	3,552,780	3,553	237,697	-	241,250

Shares issued for services	-	-	-	-	5,771,787	5,772	721,976	-	727,748

Shares issued for compensation, related party	-	-	-	-	1,425,000	1,425	115,825	-	117,250

Options granted for compensation, related party	-	-	-	-	-	-	318,336	-	318,336

Net (loss) for the year ended December 31, 2010								(1,692,210)	(1,692,210)

Balance, December 31, 2010	2,000,000	$2,000	4,349,339	$4,349	59,534,226	$59,535	$19,309,159	$(19,550,447)	$(175,404)

Shares issued for cash, related party	-	-	-	-	869,565	869	199,131	-	200,000

Shares cancelled for non-performance of services	-	-	-	-	(1,590,000)	(1,590)	1,590	-	-

Shares issued for services	-	-	-	-	1,108,334	1,108	148,809	-	149,917

Shares issued for compensation, related party	-	-	-	-	1,209,265	1,209	97,649	-	98,858

Options granted for services	-	-	-	-	-	-	15,243	-	15,243

Options granted for compensation, related party	-	-	-	-	-	-	156,160	-	156,160

Net (loss) for the year ended December 31, 2011								(1,181,481)	(1,181,481)

Balance, December 31, 2011	2,000,000	$2,000	4,349,339	$4,349	61,131,390	$61,131	$19,927,741	$(20,731,928)	$(736,707)

The accompanying notes are an integral part of these financial statements.

PLAYERS NETWORK
STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2011	2010
Cash flows from operating activities
Net (loss)	$(1,181,481)	$(1,692,210)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Bad debts expense	15,240	-
Impairment of cost method investment	25,499	-
Depreciation and amortization expense	8,725	610
Forgiveness of debt	(17,115)	(64,767)
Stock issued for services	149,917	678,038
Stock issued for compensation, related party	98,858	117,250
(Gain) loss on stock issued for debt	-	(12,290)
Options and warrants granted for services	15,243	318,336
Options and warrants granted for services, related party	156,160	-
Decrease (increase) in assets:
Accounts receivable	13,192	(8,932)
Prepaid expenses	(15,082)	1,000
Increase (decrease) in liabilities:
Checks written in excess of deposits	-	(1,719)
Deferred revenues	92,405	(5,000)
Accounts payable	29,341	165,571
Accrued expenses	(203,617)	75,108
Net cash used in operating activities	(812,715)	(429,005)

Cash flows from investing activities
Payment of investment in note receivable	(20,000)	-
Payments for cost method investments	(25,499)	-
Purchase of fixed assets	(121,823)	-
Net cash used in investing activities	(167,322)	-

Cash flows from financing activities
Proceeds from long term debt	35,000	5,300
Repayment of long term debt	(18,000)	(5,300)
Proceeds from sale of series B preferred stock	-	1,000,000
Proceeds from sale of common stock	-	241,250
Proceeds from sale of common stock, related party	200,000	-
Net cash provided by (used in) financing activities	217,000	1,241,250

Net increase (decrease) in cash	(763,037)	812,245
Cash - beginning	812,245	-
Cash - ending	$49,208	$812,245

Supplemental disclosures:
Interest paid	$1,053	$1,588
Income taxes paid	$-	$-

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

In addition to the PLAYERS NETWORK, gaming and Las Vegas related content, the Company has launched its own internet television platform that incubates several other program categories that have their own brand and appeal to new audiences. The Company’s internet television platform includes advertising and sponsorship sales, web-based merchandise transactions, online memberships, Pay-Per-View and syndication activities.

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

Cash and Cash Equivalents
PNTV maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2011 and 2010.

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

Cost Method of Accounting for Investments
Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Impairment analysis on our investments which are accounted for on the cost method of accounting resulted in impairment expense of $25,499 and accordingly, has been expensed in our statement of operations for the year ended December 31, 2011.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

Revenue Recognition
The Company recognizes revenue from its internet television platform from internally generated products and from partnered merchants when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. These criteria are met when the customers purchase a product or access a web-based video, the product or web-based video has been electronically delivered to the purchaser and payment has been received. At that time, the Company's obligations to the customer is substantially complete. The Company records the net amount it retains from the sale of items from its internet television platform after paying any agreed upon percentage of the purchase price to the featured advertising merchant excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as an agent of the partnered merchant in the transaction. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Network revenue consists of monthly network broadcast subscription revenue, which is recognized over the period in which the subscription service is available. Broadcast television advertising revenue is recognized when advertisements are aired. Video production revenue is recognized as digital video film is completed and accepted by the customer and collection is reasonably assured.

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

Impairment of Long-Lived Assets
Long-lived assets held and used by PNTV are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. PNTV did not recognize any impairment losses on the disposal of fixed assets during 2011 and 2010.

Advertising Costs
The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $93,999 and $48,000 for the years ended December 31, 2011 and 2010, respectively.

Website Development Costs
The Company accounts for website development costs in accordance with ASC 350-50, “Accounting for Website Development Costs” (“ASC 350-50”), wherein website development costs are segregated into three activities:

1)	Initial stage (planning), whereby the related costs are expensed.

2)
Development (web application, infrastructure, graphics), whereby the related costs are capitalized and amortized once the website is ready for use. Costs for development content of the website may be expensed or capitalized depending on the circumstances of the expenditures.

3)
Post-implementation (after site is up and running: security, training, admin), whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.

The Company capitalized a total of $99,880 of website development costs during the year ended December 31, 2011 related to its internet television platform which have been incurred pursuant to the development stage. No website development costs were incurred during the year ended December 31, 2010.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

Allowance for Doubtful Accounts
We generate the majority of our revenues and corresponding accounts receivable from video production services on a project basis and subscriptions for video content. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense was $15,240 and $1,000 for the years ended December 31, 2011 and 2010, respectively.

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2011 and 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $420,178 and $1,113,624 for the years ended December 31, 2011 and 2010, respectively.

Uncertain Tax Positions
In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($20,731,928), and as of December 31, 2011, the Company’s current liabilities exceeded its current assets by $850,268 and its total liabilities exceeded its total assets by $736,707. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party

Officers
On September 30, 2011, the Company’s Board of Directors granted 1,200,000 restricted shares of the Company’s common stock to Peter Heumiller, the Company’s former President and COO as a compensation bonus, vesting in 1/17th monthly increments over the remaining term of Mr. Heumiller’s employment agreement. The total fair value of the common stock was $108,000 based on the closing price of the Company’s common stock on the date of grant, and is being amortized over the vesting period. The Company recognized $19,059 of compensation expense during the year ended December 31, 2011. The Company issued 211,765 vested shares on December 30, 2011. The Company issued 211,765 vested shares on December 30, 2011. The total fair value of the common stock was $18,848 based on the closing price of the Company’s common stock on the date of grant. Mr. Heumiller resigned on January 1, 2012 and the remaining unvested shares were forfeited.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

On August 26, 2011 the Company’s Board of Directors granted the issuance of 100,000 shares of restricted common stock to Peter Heumiller, the Company’s former President and COO as a compensation bonus. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011, the Company’s Board of Directors granted fully vested cashless common stock options to purchase 100,000 shares of the Company’s common stock to Peter Heumiller, the Company’s former President and COO as a compensation bonus. The options were exercisable until August 26, 2013 at an exercise price of $0.15 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0387, was $3,871 and was recognized as compensation expense during the year ended December 31, 2011. Mr. Heumiller resigned on January 1, 2012 and the options subsequently terminated unexercised.

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

On March 1, 2011 Peter Heumiller was appointed President and COO. As President and COO, Mr. Heumiller was compensated at an annualized base salary of $90,000 per year pursuant to a two year employment agreement. In addition, Mr. Heumiller was entitled to a quarterly bonus based on the Company’s net revenues at various amounts between $7,500 and $22,500 based on net quarterly revenues from $300,000 to $600,000 and above. Mr. Heumiller resigned on January 1, 2011.

On March 2, 2011, the Company’s Board of Directors granted Mr. Heumiller common stock options to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share (the “Option”), vesting in 1/24th monthly increments over the two year term of the employment agreement. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 194% and a call option value of $0.1467, was $175,993, and was amortized over the life of the options. The Company recognized $73,330 of compensation expense during the year ended December 31, 2011. Mr. Heumiller resigned on January 1, 2012 and the options subsequently terminated unexercised.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options to the Company’s CEO as compensation for services to be performed on the Board of Directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229 and was expensed during the year ended December 31, 2011.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options to the Company’s President of Programming as compensation for services to be performed on the Board of Directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229 and was expensed during the year ended December 31, 2011.

Officer compensation expense was $477,854 and $507,220 at December 31, 2011 and 2010, respectively. The balance owed was $60,357 and $34,290 at December 31, 2011 and 2010, respectively.

Board of Directors
On November 8, 2011, the Company’s Board of Directors appointed Merrill Brown, as a Director of the Company to fill an existing vacancy and to serve until his successor is duly elected and qualified. On January 17, 2012 Mr. Brown resigned.

On October 24, 2011, John English, one of the Company’s Board of Directors resigned.

On September 22, 2011, the Company’s Board of Directors appointed Paul Chachko, as a Director of the Company to fill an existing vacancy in accordance with the provisions of the Company’s Series B Preferred Stock Award, in which the holders of the Company’s Series B Preferred Stock have the right to designate or elect one of the Company’s directors (the “Series B Director”) to serve until his successor is duly elected and qualified. The Board also appointed Mr. Chachko as Chairman of the Board. Mark Bradley, the former Chairman of the Board will continue to serve as a member of the Board. On January 13, 2012 Mr. Chachko resigned and Mr. Bradley returned as Chairman of the Board.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

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

The total fair value of the common stock options was $89,774, and was amortized over the vesting periods. The Company recognized $22,043 of compensation expense during the year ended December 31, 2011. Mr. Chachko resigned on January 13, 2012 and the options were forfeited unexercised.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options as compensation for service on the Board of Directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229 and was expensed during the year ended December 31, 2011.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options as compensation for service on the Board of Directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229 and was expensed during the year ended December 31, 2011.

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balances sheet as of December 31, 2011 and 2010:

Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
Notes receivable	$-	$-	$-
Investment accounted for under the cost method	-	-	-
	$-	$-	$-

Fair Value Measurements at December 31, 2010
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
	$-	$-	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2011 and 2010.

Level 3 assets consist of Notes receivable as adjusted for a non-recurring $20,000 adjustment for the impairment due to uncertainties regarding the future economic benefit during the year ended December 31, 2011, and an Investment accounted for under the cost method as adjusted on December 31, 2011 for a non-recurring $25,499 impairment adjustment.

Note 5 – Note Receivable

On March 23, 2011 and April 20, 2011 we loaned $19,000 and $1,000, respectively, to iCandy, Inc. on an unsecured convertible promissory note carrying a 6% interest rate, maturing on May 11, 2012. In accordance with ASC 310-10-35-17, we applied normal loan review procedures and determined it was probable all amounts due from our loan would not be collected due to the financial condition of the debtor. As a result, we recognized impairment bad debts expense of $20,000 during the year ended December 31, 2011.

Note 6 – Investments

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

During the year ended December 31, 2011, we determined that our cost-method investment in iCandy, Inc. was impaired largely due to the current economic environment and changing business conditions from the time of the initial investment. As a result, we recorded charges of $25,499 in our statement of operations for the year ended December 31, 2011 to write-off our investment in iCandy, Inc.

Note 7 – Property and Equipment

Property and equipment consist of the following:

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

	December 31,
	2011	2010

Computers and office equipment	$24,449	$2,506
Website development costs	99,880	-
Less accumulated depreciation	(10,768)	(2,043)
	$113,561	$463

Depreciation expense totaled $8,725 and $610 for the years ended December 31, 2011 and 2010, respectively.

Note 8 – Accrued Expenses

As of December 31, 2011 and December 31, 2010 accrued expenses included the following:

	December 31,	December 31,
	2011	2010
Customer Deposits	$13,500	$26,000
Accrued Payroll, Officers	60,357	34,290
Accrued Payroll and Payroll Taxes	135,234	352,510
Accrued Interest	92	4,959
	$209,183	$417,759

Note 9 – Long Term Debt

Long-term debt consists of the following at December 31, 2011 and December 31, 2010:

	December 31,	December 31,
	2011	2010

8% unsecured convertible debentures, due in September of 2011, convertible into 500,000 shares of common stock at any time prior to maturity based on a conversion price of $0.05 per share. Accrued interest was convertible as well at a conversion price of $0.05 per share.	$-	$25,000
4% unsecured debenture, due June 7, 2012.	35,000	-
Unsecured demand note due to a related party.	-	3,000
Total debt	35,000	28,000
Less: current portion	35,000	28,000
Long-term debt, less current portion	$-	$-

On February 22, 2011 we settled the convertible promissory note in the original principal amount of $25,000 with a payment of $15,000. The note holder forgave the remaining $10,000 of principal and $4,641 of accrued interest.

Accrued interest on the above promissory notes totaled $92 and $4,959 at December 31, 2011 and December 31, 2010, respectively.

Interest expense totaled $1,145 and $3,911 for the years ended December 31, 2011 and 2010, respectively, of which $1,053 and $1,588, respectively, was incurred from credit card finance charges and accounts payable finance charges.

Note 10 –Stockholders’ Equity (Deficit)

The Company had 2,000,000 shares of $0.001 par value series A preferred stock authorized and issued and outstanding at December 31, 2011 and 2010, and 10,873,347 shares of $0.001 par value series B preferred stock authorized, 4,349,339 of which, were issued and outstanding as of December 31, 2011 and 2010.

The Company has also authorized 12,126,653 shares of preferred stock that remains undesignated and unissued as of December 31, 2011.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

Preferred Stock (2011)
No preferred shares were issued during the year ended December 31, 2011.

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

Common Stock Issuances (2011)
On September 30, 2011, the Company’s Board of Directors granted 1,200,000 restricted shares of the Company’s common stock to Peter Heumiller, the Company’s former President and COO as a compensation bonus, vesting in 1/17th monthly increments over the remaining term of Mr. Heumiller’s employment agreement. The total fair value of the common stock was $108,000 based on the closing price of the Company’s common stock on the date of grant, and is being amortized over the vesting period. The Company recognized $19,059 of compensation expense during the year ended December 31, 2011. The Company issued 211,765 vested shares on December 30, 2011. The total fair value of the common stock was $18,848 based on the closing price of the Company’s common stock on the date of grant. Mr. Heumiller resigned on January 1, 2012 and the remaining unvested shares were forfeited.

On August 26, 2011 the Company’s Board of Directors granted the issuance of 100,000 shares of restricted common stock to Peter Heumiller, the Company’s former President and COO as a compensation bonus. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant.

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

On August 26, 2011, the Company’s Board of Directors granted 1,000,000 restricted shares of the Company’s common stock to an independent contractor as part of an investor relations program that includes developing nine areas of communications to bring awareness to the Company’s business, vesting in fifteen monthly increments. The total fair value of the common stock was $80,000 based on the closing price of the Company’s common stock on the date of grant, and is being amortized over the vesting period. The Company recognized $21,333 of public relations expense during the year ended December 31, 2011, with the issuance of 66,667 vested shares on September 26, 2011 and 266,667 vested shares on December 30, 2011.

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

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

Common Stock Issuances (2010)
On October 11, 2010 the Company issued 110,000 shares of common stock, along with warrants to purchase 110,000 shares at $0.20 per share, exercisable for 36 months in exchange for cash proceeds of $16,500.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

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

Common Stock Cancellations (2011)
On August 26, 2011 the Company cancelled 1,500,000 shares for non-performance of services.

On August 26, 2011 the Company cancelled 15,000 shares for non-performance of services.

On August 26, 2011 the Company cancelled 75,000 shares for non-performance of services.

Common Stock Cancellations (2010)
On June 11, 2010 the Company cancelled 760,000 shares for non-performance of services.

On January 8, 2010 the Company cancelled 100,000 shares for non-performance of services.

Note 11 – Series B Preferred Stock Warrants

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

Series B Preferred Stock Warrants Cancelled
No series B preferred stock warrants were cancelled during the years ended December 31, 2011 and 2010.

Series B Preferred Stock Warrants Expired
No series B preferred stock warrants were expired during the years ended December 31, 2011 and 2010.

Series B Preferred Stock Warrants Exercised
No series B preferred stock warrants were exercised during the years ended December 31, 2011 and 2010.

The following is a summary of information about the Series B Preferred Stock Warrants outstanding at December 31, 2011.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.41	4,349,339	2 years	$0.41	-0-	$-0-

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2011	2010

Average risk-free interest rates	0.99%	0.99%
Average expected life (in years)	1.5	1.5
Volatility	429%	429%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series B preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series B preferred stock warrants. During 2011 and 2010, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2011 and 2010 was approximately $0.41 per warrant.

The following is a summary of activity of outstanding series B preferred stock warrants:

Weighted
Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2009	-	$-
Options expired	-	-
Options cancelled	-	-
Options granted	4,349,339	0.41
Options exercised	-	-

Balance, December 31, 2010	4,349,339	0.41
Options expired	-	-
Options cancelled	-	-
Options granted	-	-
Options exercised	-	-

Balance, December 31, 2011	4,349,339	$0.41

Exercisable, December 31, 2011	4,349,339	$0.41

Note 12 – Warrants and Options

Common Stock Options and Warrants Granted (2011)
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

The total fair value of the common stock options was $89,774, and was amortized over the vesting periods. The Company recognized $22,043 of compensation expense during the year ended December 31, 2011. Mr. Chachko resigned on January 13, 2012 and the options were forfeited unexercised.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

On August 26, 2011, the Company’s Board of Directors granted fully vested cashless common stock options to purchase 100,000 shares of the Company’s common stock to Peter Heumiller, the Company’s former President and COO as a compensation bonus. The options are exercisable until August 26, 2013 at an exercise price of $0.15 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0387, was $3,871 and was expensed during the year ended December 31, 2011.

On August 26, 2011 the Company’s Board of Directors granted 240,000 stock options to a consultant as compensation for business development services. The options are exercisable until August 26, 2014 at an exercise price of $0.25 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0419, was $10,062 and was expensed during the year ended December 31, 2011.

On August 26, 2011 the Company’s Board of Directors granted 75,000 stock options to a consultant as compensation for business development services. The options are exercisable until August 26, 2013 at an exercise price of $0.25 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0304, was $2,277 and was expensed during the year ended December 31, 2011.

On August 26, 2011 the Company’s Board of Directors granted 50,000 cashless stock options to an employee as a compensation bonus for services provided. The options are exercisable until August 26, 2013 at an exercise price of $0.15 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0387, was $1,936 and was expensed during the year ended December 31, 2011.

On August 26, 2011 the Company’s Board of Directors granted 25,000 cashless stock options to an employee as a compensation bonus for services provided. The options are exercisable until August 26, 2013 at an exercise price of $0.15 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 172% and a call option value of $0.0387, was $968 and was expensed during the year ended December 31, 2011.

On April 20, 2011 the Company sold 869,565 shares of common stock, along with warrants to purchase 869,565 shares of common stock at $0.41 per share, exercisable over a 36 month term from the date of purchase to the Company’s CEO in exchange for total proceeds of $200,000 based on a $0.23 per share sales price. The Company’s closing stock price on the date of sale was $0.17 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On March 2, 2011, the Company’s Board of Directors granted Mr. Heumiller common stock options to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share (the “Option”), vesting in 1/24th monthly increments over the two year term of the employment agreement. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 194% and a call option value of $0.1467, was $175,993, and was amortized over the life of the options. The Company recognized $73,330 of compensation expense during the year ended December 31, 2011. Mr. Heumiller resigned on January 1, 2012 and the options subsequently terminated unexercised.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options to the Company’s CEO as compensation for services to be performed on the Board of Directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229 and was expensed during the year ended December 31, 2011.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options to the Company’s President of Programming as compensation for services to be performed on the Board of Directors in 2011. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229 and was expensed during the year ended December 31, 2011.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options as compensation for service on the Board of Directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229 and was expensed during the year ended December 31, 2011.

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options as compensation for service on the Board of Directors in 2011 to one of its directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229 and was expensed during the year ended December 31, 2011.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

Common Stock Options and Warrants Granted (2010)
On September 27, 2010 the Company issued warrants to purchase 35,000 shares at $0.20 per share, exercisable for 36 months to the Company’s major vendor in exchange for cash proceeds of $5,250 in conjunction with the sale of 35,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On September 10, 2010 the Company issued warrants to purchase 55,000 shares at $0.20 per share, exercisable for 36 months in exchange for cash proceeds of $8,250 in conjunction with the sale of 55,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On August 31, 2010 the Company issued warrants to purchase 120,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 120,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $12,000 in conjunction with the sale of 240,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On July 19, 2010 the Company granted 1,500,000 cashless stock options as a bonus to the Company’s CEO. The options are exercisable until July 18, 2014 at an exercise price of $0.22 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 483% and a call option value of $0.1999, was $299,803 and was expensed during the year ended December 31, 2010.

On June 10, 2010 the Company issued warrants to purchase 100,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 100,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $10,000 in conjunction with the sale of 200,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On June 10, 2010 the Company issued warrants to purchase 111,112 shares at $0.25 per share, exercisable for 24 months in exchange for cash proceeds of $20,000 in conjunction with the sale of 111,112 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On June 10, 2010 the Company issued warrants to purchase 83,334 shares at $0.25 per share, exercisable for 24 months in exchange for cash proceeds of $15,000 in conjunction with the sale of 83,334 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On June 10, 2010 the Company issued warrants to purchase 27,778 shares at $0.25 per share, exercisable for 24 months in exchange for cash proceeds of $50,000 in conjunction with the sale of 27,778 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On June 10, 2010 the Company issued warrants to purchase 55,556 shares at $0.25 per share, exercisable for 24 months in exchange for cash proceeds of $10,000 in conjunction with the sale of 55,556 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 29, 2010 the Company issued warrants to purchase 280,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 280,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $28,000 in conjunction with the sale of 560,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 1, 2010 the Company issued warrants to purchase 300,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 300,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $30,000 in conjunction with the sale of 600,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On March 23, 2010 the Company issued warrants to purchase 300,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 300,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $30,000 in conjunction with the sale of 600,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On March 11, 2010 the Company issued warrants to purchase 200,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 200,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $20,000 in conjunction with the sale of 400,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

On March 1, 2010 the Company granted 100,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to the Company’s CEO. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0494, was $4,942 and was expensed during the year ended December 31, 2010.

On March 1, 2010 the Company granted 100,000 cashless stock options as prepaid compensation for service on the board of directors in 2010 to the Company’s President of Programming. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0494, was $4,942 and was expensed during the year ended December 31, 2010.

On March 1, 2010 the Company granted 100,000 cashless stock options as compensation for service on the board of directors in 2010 to one of its directors. The options are exercisable until March 1, 2013 at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 431% and a call option value of $0.0494, was $4,942 and was expensed during the year ended December 31, 2010.

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

On March 1, 2010 the Company issued warrants to purchase 200,000 shares at $0.20 per share, exercisable for 36 months and warrants to purchase another 200,000 shares at $0.50 per share, exercisable for 36 months, to the Company’s major vendor in exchange for cash proceeds of $20,000 in conjunction with the sale of 400,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Common Stock Options and Warrants Cancelled
No options or warrants were cancelled during the years ended December 31, 2011 and 2010.

Common Stock Options and Warrants Expired (2011)
During the year ended December 31, 2011, a total of 1,075,000 options and 120,000 warrants that were outstanding as of December 31, 2010 expired. The expiration of the options and warrants had no impact on the current period operations.

Common Stock Options and Warrants Expired (2010)
During the year ended December 31, 2010, a total of 1,935,000 options and warrants that were outstanding as of December 31, 2009 expired. The expiration of the options and warrants had no impact on the current period operations.

Common Stock Options Exercised
No options were exercised during the years ended December 31, 2011 and 2010.

The following is a summary of information about the Common Stock Options outstanding at December 31, 2011.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.10 – $0.25	9,364,000	1.90 years	$0.19	8,614,000	$0.19

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

	December 31,	December 31,
	2011	2010

Average risk-free interest rates	0.46%	1.26%
Average expected life (in years)	1.90	2.07
Volatility	197%	441%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During 2011 and 2010, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2011 and 2010 was approximately $0.22 and $0.20 per option, respectively.

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2009	7,160,000	$0.23
Options expired	(1,685,000)	(0.36)
Options cancelled	-	-
Options granted	1,875,000	0.20
Options exercised	-	-

Balance, December 31, 2010	7,350,000	0.19
Options expired	(1,075,000)	(0.19)
Options cancelled	-	-
Options granted	3,089,000	0.22
Options exercised	-	-

Balance, December 31, 2011	9,364,000	$0.19

Exercisable, December 31, 2011	8,614,000	$0.19

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2011.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.15 - $1.00	6,842,345	1.14 years	$0.31	6,842,345	$0.31

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

	December 31,	December 31,
	2011	2010

Average risk-free interest rates	0.46%	1.26%
Average expected life (in years)	1.90	2.07
Volatility	197%	441%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During 2011 and 2010, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2011 and 2010 was approximately $0.31 and $0.41 per warrant, respectively.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2009	2,670,000	$0.23
Warrants expired	(250,000)	0.30
Warrants cancelled	-	-
Warrants granted	3,552,780	0.33
Warrants exercised	-	-

Balance, December 31, 2010	5,972,780	0.29
Warrants expired	(290,000)	(0.18)
Warrants cancelled	-	-
Warrants granted	869,565	0.41
Warrants exercised	-	-

Balance, December 31, 2011	6,552,345	$0.31

Exercisable, December 31, 2011	6,552,345	$0.31

Note 13 – Forgiveness of Debt

The Company recognized debt forgiveness in the total amount of $17,115 and $77,057 during the year ended December 31, 2011 and 2010, respectively.

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

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

Note 14 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2011 and 2010, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2011, the Company had approximately $12,899,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$4,515,000	$4,062,000

Net deferred tax assets before valuation allowance	4,515,000	4,062,000
Less: Valuation allowance	(4,515,000)	(4,062,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2011 and 2010, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,
	2011	2010

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 15 – Operating Lease

The Company leases its office facilities under a month to month, cancelable operating sublease agreement from one of its vendors that provide video production and editing services. The monthly rental amount under the agreement is $4,025. Lease expense totaled $33,615 and $26,000 during 2011 and 2010, respectively.

Note 16 – Commitments

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

Note 17 – Concentrations in Sales to Few Customers

The largest two customers accounted for 84% and 39% of revenues for the year ended December 31, 2011 and 2010, respectively, as well as, 100% and 15% of the Company’s accounts receivable balance at December 31, 2011 and 2010, respectively. An adverse change in the Company’s relationship with these customers could negatively affect the Company’s revenues and their results of operations. One of these customers subsequently terminated services as of February 29, 2012, and the other customer has prepaid licensing fees in 2011 for the right to use certain audio/video content through approximately September 30, 2012. We currently have no agreements with them beyond that date.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

Note 18 – Company is Dependent on Few Major Suppliers

The Company is dependent on third-party vendors for all of its video content production and services. In 2011 and 2010, purchases from the Company’s two largest vendors accounted for approximately 54% and 43% of direct operating costs, respectively. The Company is dependent on the ability of its vendors to provide services and content on a timely basis and on favorable pricing terms. The loss of certain suppliers could have a material adverse effect on the Company. The Company believes that its relationships with its suppliers are satisfactory.

Note 19 – Subsequent Events

Officer and Director Departures
On January 13, 2012, Paul Chachko resigned as Chairman of the Board of Directors and Mark Bradley resumed the position.

On January 18, 2012, Merrill Brown resigned as Director.

On March 12, 2012, Peter Heumiller resigned as President and COO.

Common Stock Issuances
On March 31, 2012, the Company issued 266,667 shares of common stock on the vested portion of 1,000,000 previously granted restricted shares of the Company’s common stock to an independent contractor as part of an investor relations program that includes developing nine areas of communications to bring awareness to the Company’s business. The shares vest over fifteen monthly increments.

On February 29, 2012 the Company issued 650,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock was $52,000 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company issued 500,000 shares of common stock to its President of Programming for unpaid compensation. The total fair value of the common stock was $40,000 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company granted 25,000 shares of restricted common stock to an employee as a bonus for services provided. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company granted 15,000 shares of restricted common stock to an employee as a bonus for services provided. The total fair value of the common stock was $1,200 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company granted 130,800 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $10,464 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company granted 100,000 shares of restricted common stock to a consultant for Information Technology services provided. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company issued 50,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company issued 50,000 shares of free trading common stock for Information Technology services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

PLAYERS NETWORK
NOTES TO FINANCIAL STATEMENTS

On February 14, 2012, the Company sold 80,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $8,000 to the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 15, 2012, the Company sold 250,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Common Stock Option Issuances
On February 29, 2012 the Company’s Board of Directors granted 150,000 cashless stock options as compensation for business development services to a consultant. The options are exercisable until February 28, 2015 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 207% and a call option value of $0.0560, was $8,404.

On February 29, 2012 the Company’s Board of Directors granted 300,000 cashless stock options as compensation for service on the Board of Directors to one of its directors. The options are exercisable until February 28, 2015 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 207% and a call option value of $0.0560, was $16,807.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYERS NETWORK

By:	/s/ Mark Bradley
Date: April 16, 2012	Mark Bradley, Chief Executive Officer

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

Name	Title	Date

/s/ Mark Bradley	Director & Chief Executive Officer (Principal	April 16, 2012
Mark Bradley	Executive Officer, Principal Financial Officer & Principal Accounting Officer)

/s/ Michael Berk	Director and President of Programming	April 16, 2012
Michael Berk

/s/ Doug Miller	Director	April 16, 2012
Doug Miller