Form 10-Q
period 2012-03-31
PLAYERS NETWORK
filed 2012-05-21
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2012

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

The number of shares outstanding of the Registrant’s Common Stock on May 18, 2012 was 65,615,425.

PLAYERS NETWORK
FORM 10-Q
Quarterly Period Ended March 31, 2012

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
Assets	(Unaudited)

Current assets:
Cash	$10,764	$49,208
Accounts receivable, net of allowance for doubtful accounts of $-0-
and $240, at March 31, 2012 and December 31, 2011, respectively	30,000	4,000
Other current assets	95,462	15,082
Total current assets	136,226	68,290

Fixed assets, net	102,912	113,561

Total Assets	$239,138	$181,851

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$618,305	$581,970
Accrued expenses	180,213	209,183
Deferred revenues	185,715	92,405
Short term debt	35,000	35,000
Total current liabilities	1,019,233	918,558

Total Liabilities	1,019,233	918,558

Stockholders' (Deficit):
Series A preferred stock, $0.001 par value, 2,000,000
shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B preferred stock, $0.001 par value, 10,873,347
shares authorized; 4,349,339 shares issued and outstanding	4,349	4,349
Common stock, $0.001 par value, 150,000,000 shares authorized;
62,882,190 and 61,131,390 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	62,882	61,131
Subscriptions payable, 100,000 shares	8,000	-
Additional paid-in capital	20,097,866	19,927,741
Accumulated (deficit)	(20,955,192)	(20,731,928)
Total Stockholders' (Deficit)	(780,095)	(736,707)

Total Liabilities and Stockholders' (Deficit)	$239,138	$181,851

See accompanying notes to financial statements.

PLAYERS NETWORK
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2012	2011

Revenue:	$19,474	$16,957

Expenses:
Direct operating costs	20,821	124,799
General and administrative	126,999	141,479
Officer salaries	85,450	95,153
Salaries and wages	19,952	18,950
Bad debts (recoveries)	(240)	-
Depreciation and amortization	5,737	238
Total operating expenses	258,719	380,619

Net operating (loss)	(239,245)	(363,662)

Other income (expense):
Other income	11,299	14,959
Gain on sale of fixed assets	5,250	-
Interest expense	(568)	(303)
Total other income (expense)	15,981	14,656

Net (loss)	$(223,264)	$(349,006)

Weighted average number of common
shares outstanding - basic and fully diluted	61,891,882	59,684,448

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.01)

See accompanying notes to financial statements.

PLAYERS NETWORK
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2012	2011
Cash flows from operating activities
Net (loss)	$(223,264)	$(349,006)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Bad debts expense	(240)	-
Depreciation and amortization expense	5,737	238
Gain on sale of fixed assets	(5,250)	-
Forgiveness of debt	-	(14,959)
Stock issued for services	29,665	73,150
Stock issued for compensation, related party	92,000	-
Options and warrants granted for services	8,404	76,022
Options and warrants granted for services, related party	16,807	-
Decrease (increase) in assets:
Accounts receivable	(25,760)	6,765
Other current assets	(80,380)	(1,945)
Increase (decrease) in liabilities:
Deferred revenues	93,310	-
Accounts payable	36,335	(7,755)
Accrued expenses	(28,970)	1,647
Net cash used in operating activities	(81,606)	(215,843)

Cash flows from investing activities
Payment of investment in note receivable	-	(19,000)
Proceeds from the sale of fixed assets	10,162	-
Purchase of fixed assets	-	(5,112)
Net cash provided by (used in) investing activities	10,162	(24,112)

Cash flows from financing activities
Repayment of long term debt	-	(18,000)
Proceeds from sale of common stock	25,000	-
Proceeds from sale of common stock, related party	8,000	-
Net cash provided by (used in) financing activities	33,000	(18,000)

Net increase (decrease) in cash	(38,444)	(257,955)
Cash - beginning	49,208	812,245
Cash - ending	$10,764	$554,290

Supplemental disclosures:
Interest paid	$218	$303
Income taxes paid	$-	$-

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Cost Method of Accounting for Investments
Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Impairment analysis on our investments which are accounted for on the cost method of accounting resulted in complete impairment at December 31, 2011.

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

Revenue from the distribution of domestic television series is recognized as earned using the following criteria:

•	Persuasive evidence of an arrangement exists;
•	The show/episode is complete, and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;
•	The license period has begun and the customer can begin its exploitation, exhibition or sale;
•	The price to the customer is fixed and determinable; and
•	Collectability is reasonably assured.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

Due to practical limitations applicable to operating relationships with On-Demand networks, the Company has not considered collectability of advertising or television license revenues to be reasonably assured, and accordingly, the Company has not recognize such revenue unless payment has been received.

Audio/Video content licensing revenues were recognized when the underlying royalties from the sales of the related products were earned. The Company recognized minimum revenue guarantees, if any, ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater.

Deferred revenues consist of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Deferred revenues on television pilot episodes	$165,000	$55,000
Deferred revenues on audio/video content licensing	20,715	37,405
Total deferred revenues	$185,715	$92,405

Deferred Television Costs
Deferred television costs as of March 31, 2012, included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company has not recognized revenues from the creation of these pilot episodes yet. Accordingly, no production costs have been expensed as of March 31, 2012.

Deferred television costs consist of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Development and pre-production costs	$20,000	$-
In-production	51,456	-
Post production	13,569	-
Total deferred television costs	$85,025	$-

Due to practical limitations applicable to monetizing our developed content over On-Demand networks, the Company has not considered collectability of advertising or television license revenues to be reasonably assured, and accordingly, the Company has expensed production costs related to the development of our On-Demand and internet-based content as incurred.

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($20,955,192), and as of March 31, 2012, the Company’s current liabilities exceeded its current assets by $883,007 and its total liabilities exceeded its total assets by $780,095. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

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

Note 3 – Related Party

Officers
On February 29, 2012 the Company’s Board of Directors granted the issuance of 650,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $52,000 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company’s Board of Directors granted the issuance of 500,000 shares of restricted common stock to the Company’s President of Programming as payment on accrued compensation. The total fair value of the common stock was $40,000 based on the closing price of the Company’s common stock on the date of grant.

On February 14, 2012, the Company sold 80,000 shares of its common stock and an equal number of warrants, exercisable at $0.15 per share over a three year period pursuant to a unit offering in exchange for total proceeds of $8,000 received from the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Officer compensation expense was $85,450 and $95,153 at March 31, 2012 and 2011, respectively. The balance owed was $29,345 and $46,294 at March 31, 2012 and 2011, respectively.

Board of Directors
On February 29, 2012, the Company’s Board of Directors granted fully vested cashless common stock options to purchase 300,000 shares of the Company’s common stock over a three year period to one of the Company’s Directors as a compensation bonus. The options are exercisable until February 29, 2015 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 207% and a call option value of $0.0560, was $16,807.

Officer and Director Departures
On January 13, 2012, Paul Chachko resigned as Chairman of the Board of Directors and Mark Bradley resumed the position. Pursuant to his departure 999,000 common stock options were forfeited.

On January 18, 2012, Merrill Brown resigned as Director.

On March 12, 2012, Peter Heumiller resigned as President and COO. Pursuant to his departure he purchased certain equipment at the net book value, which approximated fair value for a total of $4,912. He also repaid a total of $11,299 of previously reimbursed moving costs and general expenses. In addition, Mr. Heumiller forfeited all unearned common stock grants and options, effective January 1, 2012. On May 16, 2012, a total of 361,765 of shares of common stock previously granted and delivered to Mr. Heumiller were voluntarily returned to treasury and cancelled.

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

Players Network
Notes to Condensed Financial Statements
(Unaudited)

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Note 5 – Other Current Assets

As of March 31, 2012 and December 31, 2011 other current assets consisted of the following:

	March 31,	December 31,
	2012	2011
Deferred Television Costs	$85,025	$-
Other current receivable	5,606	-
Prepaid expenses	4,831	15,082
	$95,462	$15,082

Note 6 – Fixed Assets

Fixed assets consist of the following:

	March 31,	December 31
	2012	2011
Computers and office equipment	$15,627	$24,449
Website development costs	99,880	99,880
Total Fixed Assets	115,507	124,329
Less accumulated depreciation	(12,595)	(10,768)
	$102,912	$113,561

During the three months ended March 31, 2012, we realized a gain on the sale of assets in the amount of $5,250 from total proceeds received of $10,162 received amongst two individuals for the sale of fixed assets with a combined carrying value of $4,912.

Depreciation expense totaled $5,737 and $238 for the periods ended March 31, 2012 and 2011, respectively.

Note 7 – Accrued Expenses

As of March 31, 2012 and December 31, 2011 accrued expenses included the following:

	March 31,	December 31,
	2012	2011
Customer Deposits	$13,500	$13,500
Accrued Payroll, Officers	29,346	60,357
Accrued Payroll and Payroll Taxes	136,925	135,234
Accrued Interest	442	92
	$180,213	$209,183

Note 8 – Short Term Debt

Short-term debt consists of the following at March 31, 2012 and December 31, 2011:

	March 31	December 31,
	2012	2011
4% unsecured debenture, due June 7, 2012.	$35,000	$35,000

Players Network
Notes to Condensed Financial Statements
(Unaudited)

Accrued interest on the above promissory notes totaled $442 and $92 at March 31, 2012 and December 31, 2011, respectively.

Interest expense totaled $568 and $303 for the three months ended March 31, 2012 and 2011, respectively, of which $218 and $303, respectively, was incurred from credit card finance charges and accounts payable finance charges.

Note 9 – Changes in Stockholders’ Equity (Deficit)

Preferred Stock
No preferred shares were issued during the three months ended March 31, 2012 or 2011.

Common Stock Issuances
On February 29, 2012 the Company’s Board of Directors granted the issuance of 650,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $52,000 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company’s Board of Directors granted the issuance of 500,000 shares of restricted common stock to the Company’s President of Programming as payment on accrued compensation. The total fair value of the common stock was $40,000 based on the closing price of the Company’s common stock on the date of grant.

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

On February 14, 2012, the Company sold 80,000 shares of its common stock and an equal number of warrants, exercisable at $0.15 per share over a three year period pursuant to a unit offering in exchange for total proceeds of $8,000 received from the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 15, 2012, the Company sold 250,000 shares of its common stock and an equal number of warrants, exercisable at $0.15 per share over a three year period pursuant to a unit offering in exchange for total proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Subscriptions Payable Issuances
On February 29, 2012 the Company granted 50,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant. The shares remained unissued as of March 31, 2012 and were presented as a subscription payable at March 31, 2012.

On February 29, 2012 the Company granted 50,000 shares of free trading common stock for Information Technology services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant. The shares remained unissued as of March 31, 2012 and were presented as a subscription payable at March 31, 2012.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

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

Note 10 – Warrants and Options

Options Granted
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

Warrants Granted
On February 14, 2012 the Company issued warrants to purchase 80,000 shares at $0.15 per share, exercisable for 36 months in exchange for cash proceeds of $8,000 from the Company’s CEO in conjunction with the sale of 80,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 15, 2012 the Company issued warrants to purchase 250,000 shares at $0.15 per share, exercisable for 36 months in exchange for cash proceeds of $25,000 in conjunction with the sale of 250,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Options and Warrants Cancelled
A total of 4,198,999 options were forfeited and cancelled with the departure of two of the Company’s Directors and one of its Officers during the three months ended March 31, 2012.

No warrants were cancelled during the three months ended March 31, 2012.

Options and Warrants Expired
During the three months ended March 31, 2012, a total of 700,000 options and 550,000 warrants that were outstanding as of December 31, 2011 expired.

Options Exercised
No options were exercised during the three months ended March 31, 2012.

Note 11 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2012 and the year ended December 31, 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2012, the Company had approximately $13,066,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

The components of the Company’s deferred tax asset are as follows:

	March 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$4,573,000	$4,515,000

Net deferred tax assets before valuation allowance	4,573,000	4,515,000
Less: Valuation allowance	(4,573,000)	(4,515,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2012 and December 31, 2011, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31,		December 31,
	2012		2011

Federal and state statutory rate	35%		35%
Change in valuation allowance on deferred tax assets	(35%	)	(35%	)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 12 – Subsequent Events

Common Stock Cancellations
On May 16, 2012 the Company cancelled 361,765 shares for non-performance of services commensurate with the departure of one of the Company’s Officers.

Common Stock Issuances
On May 14, 2012 the Company issued 50,000 shares of previously granted free trading common stock for professional services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant. The shares were granted and unissued as of March 31, 2012 and were presented as a subscription payable at March 31, 2012.

On May 14, 2012 the Company issued 50,000 shares of previously granted free trading common stock for Information Technology services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant. The shares were granted and unissued as of March 31, 2012 and were presented as a subscription payable at March 31, 2012.

On April 30, 2012 the Company granted 175,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $8,750 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012 the Company issued 500,000 shares of restricted common stock for business development services provided. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012 the Company issued 500,000 shares of restricted common stock to another consultant for business development services provided. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012 the Company’s Board of Directors granted the issuance of 500,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

Players Network
Notes to Condensed Financial Statements
(Unaudited)

On April 30, 2012 the Company’s Board of Directors granted the issuance of 500,000 shares of restricted common stock to the Company’s President of Programming as payment on accrued compensation. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012 the Company issued 50,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $2,500 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012 the Company issued 50,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $2,500 based on the closing price of the Company’s common stock on the date of grant.

On April 20, 2012, the Company sold 120,000 shares of its common stock and an equal number of warrants, exercisable at $0.15 per share over a three year period pursuant to a unit offering in exchange for total proceeds of $12,000 received from the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 18, 2012 the Company issued 600,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $42,000 based on the closing price of the Company’s common stock on the date of grant. The Company retained the right to re-purchase the shares for $42,000 during the next six months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

Players Network was incorporated in the State of Nevada in March of 1993. Players Network is a global media and entertainment company engaged in the development of Digital Networks. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels. Due to recent capital infusions and an expanded management team, the Company has been able to complete the first phase of development and launch its proprietary scalable technology platform. The platform is designed to deliver video content and develop digital social communities, including “Vegas On Demand TV”, which is our first digital branded network that was in development during 2011. We launched our beta version on October 7, 2011.

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

On May 11, 2011, we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We acquired these interests in exchange for $25,499 that was in turn spent on the development of a promotional video that will be distributed over our media channels. In addition, we agreed to pay a license fee of 20% of the adjusted gross revenues that we earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date. At December 31, 2011, we recognized a complete reserve for the impairment of this investment due to uncertainties regarding the future economic benefit.

In December of 2011, the Company signed an agreement with J&H Productions to produce a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business. The agreement also provides for the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform.

Results of Operations for the Three Months Ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,		Increase /
	2012	2011	(Decrease)

Revenues	$19,474	$16,957	$2,517

Direct operating costs	20,821	124,799	(103,978)
General and administrative	126,999	141,479	(14,480)
Officer salaries	85,450	95,153	(9,703)
Salaries and wages	19,952	18,950	1,002
Bad debts (recoveries)	(240)	-	(240)
Depreciation and amortization	5,737	238	5,499

Total Operating Expenses	258,719	380,619	(121,900)

Net Operating (Loss)	(239,245)	(363,662)	(124,417)

Total other income (expense)	15,981	14,656	1,325

Net (Loss)	$(223,264)	$(349,006)	$(125,742)

Revenues:

During the three months ended March 31, 2012 and 2011, we received revenues primarily from licensing fees from our private networks, including the sale of in-home media and advertising fees. Aggregate revenues for the three months ended March 31, 2012 were $19,474 compared to revenues of $16,957 in the three months ended March 31, 2011, an increase in revenues of $2,517, or approximately 15%. Revenues from networks increased due to increased market saturation of our video content through our newly revamped websites and the Company’s existing media channels.

In addition to building and expanding our technology and revenues for the future through the development of a new e-commerce website that we launched in October of 2011, we began production during the three months ended March 31, 2012 on a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business, including the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform. As of March 31, 2012, we have collected a total of $165,000 pursuant to the production of these pilot episodes; however, the revenue is deferred until delivery and acceptance of the completed pilot episodes in accordance with the individual-film-forecast-computation method.

Direct Operating Costs:

Direct operating costs were $20,821 for the three months ended March 31, 2012 compared to $124,799 for the three months ended March 31, 2011, a decrease of $103,978, or approximately 83%. Our direct operating costs decreased during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to our shift in content development from our On-Demand and internet channels to the development of a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business, including the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform. Our production costs incurred in the development of our content during the three months ended March 31, 2011 were expensed as incurred due to practical limitations applicable to monetizing our developed content over On-Demand networks, and the inability to be reasonably assured of the collectability of advertising or television license revenues, accordingly, the Company has expensed production costs related to the development of our On-Demand and internet-based content. During the three months ended March 31, 2012, the Company has deferred a total of $85,025 of television production costs for pilot episodes, which are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilots using the individual-film-forecast-computation method for each television show produced. The Company has not recognized revenues from the creation of these pilot episodes yet. Accordingly, no production costs have been expensed as of March 31, 2012.

During the three months ending March 31, 2012 we granted 130,800 shares of common stock valued at $10,464 for video production services, while in the same period in 2011 we issued 265,000 shares valued at $50,350 for video production services.

General and Administrative:

General and administrative expenses were $126,999 for the three months ended March 31, 2012 compared to $141,479 for the three months ended March 31, 2011, a decrease of $14,480, or approximately 10%. The decrease in general and administrative expense for the three months ended March 31, 2012 compared to 2011 was due to decreased professional fees as we reigned in our operating activities and realized a reduction in our management personnel. During the three months ending March 31, 2012 we granted 870,800 shares of common stock valued at $29,665, of which 100,000 shares valued at $8,000 weren’t issued until May 14, 2012, and 450,000 stock options valued at $25,211 for information technology services and board of director services, while in the same period in 2011 we issued 120,000 shares valued at $22,680 for business development and administrative services.

Salaries and Wages:

Officer salaries was $85,450 for the three months ended March 31, 2012 compared to $95,153 for the three months ended March 31, 2011, a decrease of $9,703 or approximately 10%. The decrease in officer salaries was primarily due to the salary of the former President and COO incurred during March of 2011 that were not incurred in the same three month period ending March 31, 2012 pursuant to his resignation effective January 1, 2012.

Office salaries and wages expense was $19,952 for the three months ended March 31, 2012 compared to $18,950 for the three months ended March 31, 2011, an increase of $1,002, or approximately 5%.

The Company recorded non-cash payments on accrued salaries and wages totaling $92,000 and $34,220, during the three months ended March 31, 2012 and 2011, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of 1,150,000 shares and -0- shares of common stock, recorded at fair value of $92,000 and $-0-, issued to officers for the three months ended March 31, 2012 and 2011, respectively, as well as, common stock options, recorded at fair value of $-0- and $34,220 for the three months ended March 31, 2012 and 2011, respectively.

Bad Debts (Recoveries):

Bad Debts (Recoveries) were $(240) for the three months ended March 31, 2012 compared to $-0- for the three months ended March 31, 2011, an increase of $240, or approximately 100%. The increase was due to the recovery of previously expensed allowances for uncollectable accounts recovered during the three months ended March 31, 2012 that was not present in the comparative three months ended March 31, 2011.

Depreciation and Amortization:

Depreciation and amortization expense was $5,737 for the three months ended March 31, 2012 compared to $238 for the three months ended March 31, 2011, an increase of $5,499, or approximately 2,311%. Depreciation expense increased due to the additional depreciation on the launch of our internet-based proprietary scalable technology platform in October of 2011 that was not in existence during the comparative three months ended March 31, 2011.

Other Income (Expense):

Other income (expense) was $15,981 for the three months ended March 31, 2012 compared to $14,656 for the three months ended March 31, 2011, an increase of $1,325, or approximately 9%. Other income increased primarily due to the recognition of a gain on sale of fixed assets of $5,250 during the three months ended March 31, 2012 that was not realized during the comparative three months ended March 31, 2011, and a reduction in debt forgiveness income realized in the three months ended March 31, 2011 that was not realized during the three months ended March 31, 2012.

Net Operating Loss:

Net operating loss for the three months ended March 31, 2012 was $239,245, or ($0.00) per share, compared to a net operating loss of $363,662 for the three months ended March 31, 2011, or ($0.01) per share, a decrease of $124,417 or 34%. Net operating loss decreased primarily as a result of our decreased direct operating costs in the three months ended March 31, 2012 compared to the same period in 2011, as we deferred $85,025 of financing costs in 2012 until we can recognize the related deferred revenue from the creation of our pilot episodes.

Net Loss:

The net loss for the three months ended March 31, 2012 was $223,264 compared to a net loss of $349,006 for the three months ended March 31, 2011, a decreased net loss of $125,742, or 36%. Net loss decreased primarily as a result of our decreased direct operating costs in the three months ended March 31, 2012 compared to the same period in 2011, as we deferred $85,025 of financing costs in 2012 until we can recognize the related deferred revenue from the creation of our pilot episodes, as well as a reduction in management salaries and related general and administrative expenses in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2012 compared to December 31, 2011.

	March 31,	December 31,	Increase /
	2012	2011	(Decrease)
Total Assets	$239,138	$181,851	$57,287

Accumulated (Deficit)	$(20,955,192)	$(20,731,928)	$223,264

Stockholders’ Equity (Deficit)	$(780,095)	$(736,707)	$43,388

Working Capital (Deficit)	$(883,007)	$(850,268)	$32,739

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and debt and equity financings. At March 31, 2012, we had a negative working capital position of $883,007.

On April 20, 2012, the Company sold 120,000 shares of its common stock and an equal number of warrants, exercisable at $0.15 per share over a three year period pursuant to a unit offering in exchange for total proceeds of $12,000 received from the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On February 14, 2012, the Company sold 80,000 shares of its common stock and an equal number of warrants, exercisable at $0.15 per share over a three year period pursuant to a unit offering in exchange for total proceeds of $8,000 received from the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 15, 2012, the Company sold 250,000 shares of its common stock and an equal number of warrants, exercisable at $0.15 per share over a three year period pursuant to a unit offering in exchange for total proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

We have utilized these funds to expand our media distribution platforms and to continue production of original programming for our own distribution platforms, as well as our expanding distribution network. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in our industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the three months ending March 31, 2012, the Company granted 1,520,800 shares of common stock valued at $121,664 in lieu of cash payments to employees and outside consultants. In the three months ending March 31, 2011, the Company issued 250,000 shares of common stock valued at $49,400 in lieu of cash payments to employees and outside consultants. In the year ending December 31, 2011, the Company issued 2,317,599 shares of common stock valued at $420,178 in lieu of cash payments to employees and outside consultants, consisting of the value of common stock and common stock options, recorded at fair value. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 14, 2012 the Company issued 50,000 shares of previously granted free trading common stock for professional services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant. The shares were granted and unissued as of March 31, 2012 and were presented as a subscription payable at March 31, 2012.

On May 14, 2012 the Company issued 50,000 shares of previously granted free trading common stock for Information Technology services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant. The shares were granted and unissued as of March 31, 2012 and were presented as a subscription payable at March 31, 2012.

On April 30, 2012 the Company granted 175,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $8,750 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012 the Company issued 500,000 shares of restricted common stock for business development services provided. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012 the Company issued 500,000 shares of restricted common stock to another consultant for business development services provided. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012 the Company’s Board of Directors granted the issuance of 500,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012 the Company’s Board of Directors granted the issuance of 500,000 shares of restricted common stock to the Company’s President of Programming as payment on accrued compensation. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012 the Company issued 50,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $2,500 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012 the Company issued 50,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $2,500 based on the closing price of the Company’s common stock on the date of grant.

On April 20, 2012, the Company sold 120,000 shares of its common stock and an equal number of warrants, exercisable at $0.15 per share over a three year period pursuant to a unit offering in exchange for total proceeds of $12,000 received from the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 18, 2012 the Company issued 600,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $42,000 based on the closing price of the Company’s common stock on the date of grant. The Company retained the right to re-purchase the shares for $42,000 during the next six months.

On February 29, 2012 the Company’s Board of Directors granted the issuance of 650,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $52,000 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012 the Company’s Board of Directors granted the issuance of 500,000 shares of restricted common stock to the Company’s President of Programming as payment on accrued compensation. The total fair value of the common stock was $40,000 based on the closing price of the Company’s common stock on the date of grant.

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

On February 14, 2012, the Company sold 80,000 shares of its common stock and an equal number of warrants, exercisable at $0.15 per share over a three year period pursuant to a unit offering in exchange for total proceeds of $8,000 received from the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 15, 2012, the Company sold 250,000 shares of its common stock and an equal number of warrants, exercisable at $0.15 per share over a three year period pursuant to a unit offering in exchange for total proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

The above securities were issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On March 12, 2012, Peter Heumiller resigned as President and COO. Pursuant to his departure he purchased certain equipment at the net book value, which approximated fair value for a total of $4,912. He also repaid a total of $11,299 of previously reimbursed moving costs and general expenses. In addition, Mr. Heumiller forfeited all unearned common stock grants and options, effective January 1, 2012. On May 16, 2012, a total of 361,765 of shares of common stock previously granted and delivered to Mr. Heumiller were voluntarily returned to treasury and cancelled. Mr. Heumiller’s decision to resign as President and COO was not due to any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

On January 18, 2012, Merrill Brown resigned as Director. Mr. Brown’s decision to resign as director was not due to any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

On January 13, 2012, Paul Chachko resigned as Chairman of the Board of Directors and Mark Bradley resumed the position. Pursuant to his departure 999,000 common stock options were forfeited. Mr. Chachko’s decision to resign as director was not due to any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

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

Date: May 21, 2012

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)