Form 10-Q
period 2012-06-30
PLAYERS NETWORK
filed 2012-08-20
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

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

Yes  ☐  No  ☒

The number of shares outstanding of the Registrant’s Common Stock on August 20, 2012 was 65,615,425.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
Assets	(Unaudited)

Current assets:
Cash	$ 6,870	$ 49,208
Accounts receivable, net of allowance for doubtful accounts of $10,000
and $240, at June 30, 2012 and December 31, 2011, respectively	-	4,000
Deferred television costs	124,431	-
Prepaid expenses	250	15,082
Total current assets	131,551	68,290

Fixed assets, net	97,176	113,561

Total Assets	$ 228,727	$ 181,851

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$ 586,967	$ 581,970
Accrued expenses	178,228	209,183
Deferred revenues	215,358	92,405
Convertible debentures, net of discounts of $51,742 and $-0-
at June 30, 2012 and December 31, 2011, respectively	6,258	-
Short term debt	35,000	35,000
Derivative liabilities	252,940	-
Total current liabilities	1,274,751	918,558

Total Liabilities	1,274,751	918,558

Stockholders' (Deficit):
Series A preferred stock, $0.001 par value, 2,000,000
shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B preferred stock, $0.001 par value, 10,873,347
shares authorized; 4,349,339 shares issued and outstanding	4,349	4,349
Common stock, $0.001 par value, 150,000,000 shares authorized;
65,615,425 and 61,131,390 shares issued and outstanding
at June 30, 2012 and December 31, 2011, respectively	65,615	61,131
Additional paid-in capital	20,270,883	19,927,741
Accumulated (deficit)	(21,388,871)	(20,731,928)
Total Stockholders' (Deficit)	(1,046,024)	(736,707)

Total Liabilities and Stockholders' (Deficit)	$ 228,727	$ 181,851

See accompanying notes to financial statements

PLAYERS NETWORK
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue:	$ 11,225	$ 21,656	$ 30,699	$ 38,613

Expenses:
Direct operating costs	28,555	83,091	49,376	207,890
General and administrative	103,148	141,510	230,147	282,989
Officer salaries	85,450	95,911	170,900	191,064
Salaries and wages	19,741	22,183	39,693	41,133
Bad debts (recoveries)	10,000	-	9,760	-
Depreciation and amortization	5,736	876	11,473	1,114
Total operating expenses	252,630	343,571	511,349	724,190

Net operating loss	(241,405)	(321,915)	(480,650)	(685,577)

Other income (expense):
Other income	10,000	2,477	21,299	17,436
Gain on sale of fixed assets	-	-	5,250	-
Interest expense	(7,334)	(279)	(7,902)	(582)
Change in derivative liabilities	(194,940)	-	(194,940)	-
Total other income (expense)	(192,274)	2,198	(176,293)	16,854

Net loss	$ (433,679)	$ (319,717)	$ (656,943)	$ (668,723)

Weighted average number of common
shares outstanding - basic and fully diluted	64,934,889	59,891,753	63,413,385	59,788,674

Net (loss) per share - basic and fully diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

See accompanying notes to financial statements

PLAYERS NETWORK
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2012	2011
Cash flows from operating activities
Net (loss)	$ (656,943)	$ (668,723)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Bad debts expense	9,760	-
Depreciation and amortization expense	11,473	1,114
Gain on sale of fixed assets	(5,250)	-
Forgiveness of debt	-	(17,115)
Change in fair market value of derivative liabilities	194,940	-
Amortization of convertible note payable discounts	6,258	-
Stock issued for services	135,415	310,450
Stock issued for compensation, related party	142,000	-
Options and warrants granted for services	8,404	86,247
Options and warrants granted for services, related party	16,807	-
Decrease (increase) in assets:
Accounts receivable	(5,760)	(16,568)
Deferred television costs	(124,431)	-
Prepaid expenses	14,832	(4,929)
Increase (decrease) in liabilities:
Deferred revenues	122,953	51,786
Accounts payable	4,997	22,606
Accrued expenses	(30,955)	21,217
Net cash used in operating activities	(155,500)	(213,915)

Cash flows from investing activities
Payment of investment in note receivable	-	(20,000)
Payment on equity method investments	-	(25,499)
Proceeds from the sale of fixed assets	10,162	-
Purchase of fixed assets	-	(73,016)
Net cash provided by (used in) investing activities	10,162	(118,515)

Cash flows from financing activities
Proceeds from convertible debentures	58,000	-
Repayment of long term debt	-	(18,000)
Proceeds from sale of common stock	25,000	-
Proceeds from sale of common stock, related party	20,000	-
Net cash provided by (used in) financing activities	103,000	(18,000)

Net increase (decrease) in cash	(42,338)	(350,430)
Cash - beginning	49,208	812,245
Cash - ending	$ 6,870	$ 461,815

Supplemental disclosures:
Interest paid	$ 437	$ 582
Income taxes paid	$ -	$ -

Non-cash investing and financing activities:
Value of debt discount	$ 58,000	$ -

See accompanying notes to financial statements

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

Players Network

Notes to Condensed Financial Statements

(Unaudited)

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

Deferred revenues consist of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Deferred revenues on television pilot episodes	$205,000	$55,000
Deferred revenues on audio/video content licensing	10,358	37,405
Total deferred revenues	$215,358	$92,405

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Note and tainted Warrant), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Deferred Television Costs

Deferred television costs as of June 30, 2011, included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company has not recognized revenues from the creation of these pilot episodes yet. Accordingly, no production costs have been expensed as of June 30, 2012.

Deferred television costs consist of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Development and pre-production costs	$20,000	$-
In-production	60,206	-
Post production	44,225	-
Total deferred television costs	$124,431	$-

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

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($21,388,871), and as of June 30, 2012, the Company’s current liabilities exceeded its current assets by $1,143,200 and its total liabilities exceeded its total assets by $1,046,024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Officer compensation expense was $170,900 and $191,064 at June 30, 2012 and 2011, respectively. The balance owed was $28,195 and $68,007 at June 30, 2012 and 2011, respectively.

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

Officer and Director Departures

On May 16, 2012 the Company cancelled 361,765 shares for non-performance of services commensurate with the departure of one of the Company’s former Officers.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements at June 30, 2012
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Derivative liability	-	-	252,940
Total liabilities	-	-	252,940
	$-	$-	$(252,940)

Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$-	$-	$-

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 5 – Fixed Assets

Fixed assets consist of the following:

	June 30,	December 31
	2012	2011
Computers and office equipment	$15,627	$24,449
Website development costs	99,880	99,880
Total Fixed Assets	115,507	124,329
Less accumulated depreciation	(18,331)	(10,768)
	$97,176	$113,561

During the six months ended June 30, 2012, we realized a gain on the sale of assets in the amount of $5,250 from total proceeds received of $10,162 received amongst two individuals for the sale of fixed assets with a combined carrying value of $4,912.

Depreciation expense totaled $11,473 and $1,114 for the periods ended June 30, 2012 and 2011, respectively.

Note 6 – Accrued Expenses

As of June 30, 2012 and December 31, 2011 accrued expenses included the following:

	June 30,	December 31,
	2012	2011
Customer Deposits	$13,500	$13,500
Accrued Payroll, Officers	28,195	60,357
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	1,299	92
	$178,228	$209,183

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 7 – Convertible Debenture

Convertible debenture consists of the following at June 30, 2012 and December 31, 2011, respectively:

	June 30,	December 31,
	2012	2011
Unsecured $58,000 convertible promissory note carries an 8% interest rate (“First Asher Note”), matures on February 7, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	$ 58,000	$ -

Total convertible debenture	58,000	-
Less: unamortized debt discount	(51,742)	-
Convertible debenture	$ 6,258	$ -

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded a discount of $58,000 and $-0- for the variable conversion feature of the February 7, 2012 convertible debt during the six months ended June 30, 2012 and year ended December 31, 2011, respectively. The discount will be amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $6,258 and $-0- of interest expense pursuant to the amortization of the note discounts during the six months ended June 30, 2012 and 2011, respectively.

The convertible debenture carries default provisions that place a “maximum share amount” on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the Company’s issued and outstanding shares.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivatives associated with the convertible debentures utilizing a lattice model.

The Company recorded interest expense in the amount of $507 and $-0- for the six months ended June 30, 2012 and 2011, respectively related to convertible debt.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 8 – Short Term Debt

Short-term debt consists of the following at June 30, 2012 and December 31, 2011:

	June 30	December 31,
	2012	2011
4% unsecured debenture, due June 7, 2012. Currently in default.	$35,000	$35,000

Accrued interest on the above promissory notes totaled $792 and $92 at June 30, 2012 and December 31, 2011, respectively.

The following presents components of interest expense by instrument type at June 30, 2012 and 2011, respectively:

	June 30,	June 30,
	2012	2011
Interest on convertible debentures	$507	$-
Amortization on discount on convertible debenture	6,258	-
Interest on short term debt	700	-
Accounts payable related finance charges	437	582
	$7,902	$582

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 9 – Derivative Liabilities

As discussed in Note 7 under Convertible Debentures, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible note is variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $252,940 and $-0- at June 30, 2012 and December 31, 2011, respectively. The change in fair value of the derivative liabilities resulted in a loss of $194,940 and $-0- for the six months ended June 30, 2012 and 2011, respectively, which has been reported as other income (expense) in the condensed statements of operations.

The following presents the derivative liability value by instrument type at June 30, 2012 and December 31, 2011, respectively:

	June 30,	December 31,
	2012	2011

Convertible debentures	$99,281	$-
Common stock warrants	153,659	-
	$252,940	$-

Players Network

Notes to Condensed Financial Statements

(Unaudited)

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2012 and the year ended December 31, 2011:

Derivative
Liability
Total

Balance, December 31, 2011	$-
Increase in derivative value due to issuances of convertible promissory notes	89,118
Increase in derivative value attributable to tainted warrants	62,065
Change in fair market value of derivative liabilities due to the mark to market adjustment	101,757
Balance, June 30, 2012	$252,940

Key inputs and assumptions used to value the convertible debentures and warrants issued during the six months ended June 30, 2012 and the year ended December 31, 2011:

•

Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.

•

The warrant exercise prices ranged from $0.15 to $1.00, exercisable over 2 to 3 year periods from the grant date.

•

The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.

•

The holders would automatically convert the note at the maximum of 3 times the conversion price if the Company was not in default.

•

The monthly trading volume would reflect historical averages and would increase at 1% per month.

•

The Company would redeem the notes based on availability of alternative financing, increasing 2% monthly to a maximum of 10%.

•

The holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.

•

The computed volatility was projected based on historical volatility.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 10 – Changes in Stockholders’ Equity (Deficit)

Preferred Stock

No preferred shares were issued during the six months ended June 30, 2012 or 2011.

Common Stock Issuances

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

On February 29, 2012 the Company granted 50,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on May 14, 2012.

On February 29, 2012 the Company granted 50,000 shares of free trading common stock for Information Technology services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on May 14, 2012.

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

Note 11 – Warrants and Options

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

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Warrants Granted

On April 20, 2012, the Company granted 120,000 warrants, exercisable at $0.15 per share over a three year period as part of the sale of a unit offering, including the sale of 120,000 shares of common stock, in exchange for total proceeds of $12,000 received from the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

Options and Warrants Cancelled

A total of 2,299,000 options were forfeited and cancelled with the departure of two of the Company’s Directors and one of its Officers during the six months ended June 30, 2012.

No warrants were cancelled during the six months ended June 30, 2012.

Options and Warrants Expired

During the six months ended June 30, 2012, a total of 700,000 options and 927,780 warrants that were outstanding as of December 31, 2011 expired.

Options Exercised

No options were exercised during the six months ended June 30, 2012.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2012 and the year ended December 31, 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2012, the Company had approximately $13,456,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	June 30,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$4,709,600	$4,515,000

Net deferred tax assets before valuation allowance	4,709,600	4,515,000
Less: Valuation allowance	(4,709,600)	(4,515,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2012 and December 31, 2011, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	June 30,	December 31,
	2012	2011

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 13 – Subsequent Events

Common Stock Issuances

On July 10, 2012 the Company granted 25,000 shares of restricted common stock to a consultant for services provided. The total fair value of the common stock was $3,750 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012 the Company granted 150,000 shares of restricted common stock to a consultant for services provided. The total fair value of the common stock was $22,500 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012 the Company issued 50,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $7,500 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012 the Company issued 70,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $10,500 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012 the Company granted 25,000 shares of free trading common stock to a consultant for services provided. The total fair value of the common stock was $3,750 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012 the Company granted 100,000 shares of free trading common stock to a consultant for services provided. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012 the Company’s Board of Directors granted the issuance of 143,154 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $21,473 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012 the Company’s Board of Directors granted the issuance of 91,800 shares of restricted common stock to the Company’s President of Programming as payment on accrued compensation. The total fair value of the common stock was $13,770 based on the closing price of the Company’s common stock on the date of grant.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Convertible Debentures

On August 14, 2012, the Company received proceeds of $50,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate, matures on May 31, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to 30% of the average of the three lowest reported daily sale or daily closing bid prices (whichever is the lower) for the Company’s common stock as reported on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded) during the thirty (30) trading days immediately preceding the Conversion Date, subject to adjustment as provided herein (including, without limitation, adjustment pursuant to Section 6), or a fixed conversion price of $0.01 per share, whichever is greater. Interest shall be due and payable, in arrears, on the last day of each month while any portion of the Principal Amount remains outstanding. The first such interest payment shall be August 31, 2012.

On July 10, 2012, the Company received proceeds of $37,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“Second Asher Note”), matures on April 12, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.

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

Results of Operations for the Three Months Ended June 30, 2012 and 2011:

	For the Three Months Ended
	June 30,		Increase /
	2012	2011	(Decrease)

Revenues	$11,225	$21,656	$(10,431)

Direct operating costs	28,555	83,091	(54,536)
General and administrative	103,148	141,510	(38,362)
Officer salaries	85,450	95,911	(10,461)
Salaries and wages	19,741	22,183	(2,442)
Bad debts (recoveries)	10,000	-	10,000
Depreciation and amortization	5,736	876	4,860

Total Operating Expenses	252,630	343,571	(90,941)

Net Operating (Loss)	(241,405)	(321,915)	(80,510)

Total other income (expense)	(192,274)	2,198	(194,472)

Net (Loss)	$(433,679)	$(319,717)	$(113,962)

Revenues:

During the three months ended June 30, 2012 and 2011, we received revenues primarily from licensing fees from our private networks, including the sale of in-home media and advertising fees. Aggregate revenues for the three months ended June 30, 2012 were $11,225 compared to revenues of $21,656 in the three months ended June 30, 2011, a decrease in revenues of $10,431, or approximately 48%. Revenues from networks decreased due to decreased market saturation of our video content through our newly revamped websites and the Company’s existing media channels.

In addition to building and expanding our technology and revenues for the future through the development of a new e-commerce website that we launched in October of 2011, we continued production during the three months ended June 30, 2012 on a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business, including the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform. As of June 30, 2012, we have collected a total of $205,000 pursuant to the production of these pilot episodes; however, the revenue is deferred until delivery and acceptance of the completed pilot episodes in accordance with the individual-film-forecast-computation method.

Direct Operating Costs:

Direct operating costs were $28,555 for the three months ended June 30, 2012 compared to $83,091 for the three months ended June 30, 2011, a decrease of $54,536, or approximately 66%. Our direct operating costs decreased during the three months ended June 30, 2012 compared to the three months ended June, 2011 due to our shift in content development from our On-Demand and internet channels to the development of a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business, including the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform. Our production costs incurred in the development of our content during the three months ended June 30, 2011 were expensed as incurred due to practical limitations applicable to monetizing our developed content over On-Demand networks, and the inability to be reasonably assured of the collectability of advertising or television license revenues, accordingly, the Company has expensed production costs related to the development of our On-Demand and internet-based content. During the three months ended June 30, 2012, the Company has deferred a total of $124,430 of television production costs for pilot episodes, which are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilots using the individual-film-forecast-computation method for each television show produced. The Company has not recognized revenues from the creation of these pilot episodes yet. Accordingly, no production costs have been expensed as of June 30, 2012.

During the three months ending June 30, 2012 we granted 175,000 shares of common stock valued at $8,750 for video production services, while in the same period in 2011 we issued 180,000 shares valued at $32,250 for video production services.

General and Administrative:

General and administrative expenses were $103,148 for the three months ended June 30, 2012 compared to $141,479 for the three months ended June 30, 2011, a decrease of $38,362, or approximately 27%. The decrease in general and administrative expense for the three months ended June 30, 2012 compared to 2011 was due to decreased professional fees as we reigned in our operating activities and realized a reduction in our management personnel. During the three months ending June 30, 2012 we granted 1,800,000 shares of common stock valued at $97,000, for legal, business development, accounting and information technology services, while in the same period in 2011 we issued 180,000 shares valued at $28,800 for business development and consulting services.

Salaries and Wages:

Officer salaries was $85,450 for the three months ended June 30, 2012 compared to $95,911 for the three months ended June 30, 2011, a decrease of $10,461 or approximately 11%. The decrease in officer salaries was primarily due to the salary of the former President and COO incurred during the three months ending June 30, 2011 that were not incurred in the same three month period ending June 30, 2012 pursuant to his resignation effective January 1, 2012.

Office salaries and wages expense was $19,741 for the three months ended June 30, 2012 compared to $22,183 for the three months ended June 30, 2011, a decrease of $2,442, or approximately 11%.

The Company recorded non-cash payments on accrued salaries and wages totaling $50,000 and $-0-, during the three months ended June 30, 2012 and 2011, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of 1,000,000 shares and -0- shares of common stock, recorded at fair value of $50,000 and $-0-, issued to officers for the three months ended June 30, 2012 and 2011, respectively, as well as, common stock options, recorded at fair value of $-0- and $-0- for the three months ended June 30, 2012 and 2011, respectively.

Bad Debts (Recoveries):

Bad Debts (Recoveries) were $10,000 for the three months ended June 30, 2012 compared to $-0- for the three months ended June 30, 2011, an increase of $10,000, or approximately 100%. The increase was due to the expensing of uncollectable accounts during the three months ended June 30, 2012 that was not present in the comparative three months ended June 30, 2011.

Depreciation and Amortization:

Depreciation and amortization expense was $5,736 for the three months ended June 30, 2012 compared to $876 for the three months ended June 30, 2011, an increase of $4,860, or approximately 555%. Depreciation expense increased due to the additional depreciation on the launch of our internet-based proprietary scalable technology platform in October of 2011 that was not in existence during the comparative three months ended June 30, 2011.

Other Income (Expense):

Other income (expense) was $(192,274) for the three months ended June 30, 2012 compared to $2,198 for the three months ended June 30, 2011, a decrease of $194,472, or approximately 8,848%. Other income decreased primarily due to the derivative liability situation that existed in the three months ended June 30, 2012 and was not yet present in the three months ended June 30, 2011.

Net Operating Loss:

Net operating loss for the three months ended June 30, 2012 was $241,405, or ($0.00) per share, compared to a net operating loss of $321,915 for the three months ended June 30, 2011, or ($0.01) per share, a decrease of $80,510 or 25%. Net operating loss decreased primarily as a result of our decreased direct operating costs in the three months ended June 30, 2012 compared to the same period in 2011, as we deferred $124,430 of financing costs in 2012 until we can recognize the related deferred revenue from the creation of our pilot episodes.

Net Loss:

The net loss for the three months ended June 30, 2012 was $433,679 compared to a net loss of $319,717 for the three months ended June 30, 2011, an increased net loss of $113,962, or 36%. Net loss increased primarily as a result of decreased primarily due to the derivative liabilities during the three months ended June 30, 2012 that were not present during the comparative three months ended June 30, 2011.

Results of Operations for the Six Months Ended June 30, 2012 and 2011:

	For the Six Months Ended
	June 30,		Increase /
	2012	2011	(Decrease)

Revenues	$30,699	$38,613	$(7,914)

Direct operating costs	49,376	207,890	(158,514)
General and administrative	230,147	282,989	(52,842)
Officer salaries	170,900	191,064	(20,164)
Salaries and wages	39,693	41,133	(1,440)
Bad debts (recoveries)	9,760	-	9,760
Depreciation and amortization	11,473	1,114	10,359

Total Operating Expenses	511,349	724,190	(212,841)

Net Operating (Loss)	(480,650)	(685,577)	(204,927)

Total other income (expense)	(176,293)	16,854	(193,147)

Net (Loss)	$(656,943)	$(668,723)	$11,780

Revenues:

During the six months ended June 30, 2012 and 2011, we received revenues primarily from licensing fees from our private networks, including the sale of in-home media and advertising fees. Aggregate revenues for the six months ended June 30, 2012 were $30,699 compared to revenues of $38,613 in the six months ended June 30, 2011, a decrease in revenues of $7,914, or approximately 20%. Revenues from networks decreased due to decreased market saturation of our video content through our newly revamped websites and the Company’s existing media channels.

In addition to building and expanding our technology and revenues for the future through the development of a new e-commerce website that we launched in October of 2011, we continued production during the three months ended June 30, 2012 on a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business, including the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform. As of June 30, 2012, we have collected a total of $205,000 pursuant to the production of these pilot episodes; however, the revenue is deferred until delivery and acceptance of the completed pilot episodes in accordance with the individual-film-forecast-computation method.

Direct Operating Costs:

Direct operating costs were $49,376 for the six months ended June 30, 2012 compared to $207,890 for the six months ended June 30, 2011, a decrease of $158,514, or approximately 76%. Our direct operating costs decreased during the six months ended June 30, 2012 compared to the six months ended June, 2011 due to our shift in content development from our On-Demand and internet channels to the development of a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business, including the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform. Our production costs incurred in the development of our content during the six months ended June 30, 2011 were expensed as incurred due to practical limitations applicable to monetizing our developed content over On-Demand networks, and the inability to be reasonably assured of the collectability of advertising or television license revenues, accordingly, the Company has expensed production costs related to the development of our On-Demand and internet-based content. During the six months ended June 30, 2012, the Company has deferred a total of $124,430 of television production costs for pilot episodes, which are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilots using the individual-film-forecast-computation method for each television show produced. The Company has not recognized revenues from the creation of these pilot episodes yet. Accordingly, no production costs have been expensed as of June 30, 2012.

During the six months ending June 30, 2012 we granted 305,800 shares of common stock valued at $19,214 for video production services, while in the same period in 2011 we issued 300,000 shares valued at $54,930 for video production services.

General and Administrative:

General and administrative expenses were $230,147 for the six months ended June 30, 2012 compared to $282,989 for the six months ended June 30, 2011, a decrease of $52,842, or approximately 19%. The decrease in general and administrative expense for the six months ended June 30, 2012 compared to 2011 was due to decreased professional fees as we reigned in our operating activities and realized a reduction in our management personnel. During the six months ending June 30, 2012 we granted 2,670,000 shares of common stock valued at $126,665, for legal, business development, accounting, board of directors, and information technology services, while in the same period in 2011 we issued 300,000 shares valued at $51,480 for business development, administrative and consulting services.

Salaries and Wages:

Officer salaries was $170,900 for the six months ended June 30, 2012 compared to $191,064 for the six months ended June 30, 2011, a decrease of $20,164 or approximately 11%. The decrease in officer salaries was primarily due to the salary of the former President and COO incurred during the six months ending June 30, 2011 that were not incurred in the same six month period ending June 30, 2012 pursuant to his resignation effective January 1, 2012.

Office salaries and wages expense was $39,693 for the six months ended June 30, 2012 compared to $41,133 for the six months ended June 30, 2011, a decrease of $1,440, or approximately 4%.

The Company recorded non-cash payments on accrued salaries and wages totaling $142,000 and $34,200, during the six months ended June 30, 2012 and 2011, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of 2,150,000 shares and -0- shares of common stock, recorded at fair value of $142,000 and $-0-, issued to officers for the six months ended June 30, 2012 and 2011, respectively, as well as, common stock options, recorded at fair value of $-0- and $34,220 for the six months ended June 30, 2012 and 2011, respectively.

Bad Debts (Recoveries):

Bad Debts (Recoveries) were $9,760 for the six months ended June 30, 2012 compared to $-0- for the six months ended June 30, 2011, an increase of $9,760, or approximately 100%. The increase was due to the expensing of uncollectable accounts during the six months ended June 30, 2012 that was not present in the comparative six months ended June 30, 2011.

Depreciation and Amortization:

Depreciation and amortization expense was $11,473 for the six months ended June 30, 2012 compared to $1,114 for the six months ended June 30, 2011, an increase of $10,359, or approximately 930%. Depreciation expense increased due to the additional depreciation on the launch of our internet-based proprietary scalable technology platform in October of 2011 that was not in existence during the comparative six months ended June 30, 2011.

Other Income (Expense):

Other income (expense) was $(176,293) for the six months ended June 30, 2012 compared to $16,854 for the six months ended June 30, 2011, a decrease of $193,147, or approximately 1,146%. Other income decreased primarily due to the derivative liability situation that existed in the six months ended June 30, 2012 and was not yet present in the six months ended June 30, 2011.

Net Operating Loss:

Net operating loss for the six months ended June 30, 2012 was $480,650, or ($0.01) per share, compared to a net operating loss of $685,577 for the six months ended June 30, 2011, or ($0.01) per share, a decrease of $204,841 or 29%. Net operating loss decreased primarily as a result of our decreased direct operating costs in the six months ended June 30, 2012 compared to the same period in 2011, as we deferred $124,430 of financing costs in 2012 until we can recognize the related deferred revenue from the creation of our pilot episodes.

Net Loss:

The net loss for the six months ended June 30, 2012 was $656,943 compared to a net loss of $668,723 for the six months ended June 30, 2011, a decreased net loss of $11,780, or 2%. Net loss increased primarily due to the derivative liabilities during the six months ended June 30, 2012 that were not present during the comparative six months ended June 30, 2011, coupled with reduced direct operating costs since the Company has deferred a total of $124,430 of television production costs for pilot episodes, which are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilots using the individual-film-forecast-computation method for each television show produced. The Company has not recognized revenues from the creation of these pilot episodes yet. Accordingly, no production costs have been expensed as of June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2012 compared to December 31, 2011.

	June 30,	December 31,	Increase /
	2012	2011	(Decrease)
Total Assets	$228,727	$181,851	$(46,876)

Accumulated (Deficit)	$(21,388,871)	$(20,731,928)	$(656,943)

Stockholders’ Equity (Deficit)	$(1,046,024)	$(736,707)	$(309,317)

Working Capital (Deficit)	$(1,143,200)	$(850,268)	$(292,932)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and debt and equity financings. At June 30, 2012, we had a negative working capital position of $1,143,200.

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

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the six months ending June 30, 2012, the Company granted 5,175,800 shares of common stock valued at $302,625 in lieu of cash payments to employees and outside consultants. In the six months ending June, 2011, the Company issued 425,000 shares of common stock valued at $81,650 in lieu of cash payments to employees and outside consultants. In the year ending December 31, 2011, the Company issued 2,317,599 shares of common stock valued at $420,178 in lieu of cash payments to employees and outside consultants, consisting of the value of common stock and common stock options, recorded at fair value. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2012.

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

Item 6. Exhibits

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Schema Document.**

101.CAL	XBRL Calculation Linkbase Document.**

101.DEF	XBRL Definition Linkbase Document.**

101.LAB	XBRL Labels Linkbase Document.**

101.PRE	XBRL Presentation Linkbase Document.**

* Filed herewith.

** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2012

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)