Form 10-Q
period 2012-09-30
PLAYERS NETWORK
filed 2012-11-19
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock on November 15, 2012 was 67,780,879.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended September 30, 2012

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
Assets	(Unaudited)

Current assets:
Cash	$7,492	$49,208
Accounts receivable, net of allowance for doubtful accounts of $-0- and $240, at September 30, 2012 and December 31, 2011, respectively	10,000	4,000
Deferred television costs	162,001	–
Prepaid expenses	125	15,082
Total current assets	179,618	68,290

Fixed assets, net	91,440	113,561
Debt issuance costs	5,276	–

Total Assets	$276,334	$181,851

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$591,124	$581,970
Accrued expenses	205,650	209,183
Deferred revenues	205,000	92,405
Convertible debentures, net of discounts of $157,003 and $-0-at September 30, 2012 and December 31, 2011, respectively	25,997	–
Short term debt	35,000	35,000
Derivative liabilities	357,860	–
Total current liabilities	1,420,631	918,558

Total Liabilities	1,420,631	918,558

Stockholders' (Deficit):
Series A preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B preferred stock, $0.001 par value, 10,873,347 shares authorized; 4,349,339 shares issued and outstanding	4,349	4,349
Common stock, $0.001 par value, 150,000,000 shares authorized; 66,595,379 and 61,131,390 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	66,595	61,131
Additional paid-in capital	20,403,896	19,927,741
Accumulated (deficit)	(21,621,137)	(20,731,928)
Total Stockholders' (Deficit)	(1,144,297)	(736,707)

Total Liabilities and Stockholders' (Deficit)	$276,334	$181,851

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue:	$11,254	$12,207	$41,953	$50,820

Expenses:
Direct operating costs	46,302	70,153	95,678	278,043
General and administrative	94,550	126,438	324,697	409,427
Officer salaries	85,450	142,974	256,350	334,038
Salaries and wages	19,649	22,548	59,342	63,681
Bad debts (recoveries)	(10,000)	–	(240)	–
Depreciation and amortization	5,736	1,306	17,209	2,420
Total operating expenses	241,687	363,419	753,036	1,087,609

Net operating loss	(230,433)	(351,212)	(711,083)	(1,036,789)

Other income (expense):
Other income	2,221	–	23,520	17,115
Gain on sale of fixed assets	–	–	5,250	–
Interest income	–	302	–	623
Interest (expense)	(24,134)	(253)	(32,036)	(835)
Change in derivative liabilities	20,080	–	(174,860)	–
Total other income (expense)	(1,833)	49	(178,126)	16,903

Net loss	$(232,266)	$(351,163)	$(889,209)	$(1,019,886)

Weighted average number of common shares outstanding - basic and fully diluted	66,315,764	60,628,990	64,352,286	60,071,857

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2012	2011
Cash flows from operating activities
Net (loss)	$(889,209)	$(1,019,886)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Bad debts expense (recoveries)	(240)	–
Depreciation and amortization expense	17,209	2,420
Gain on sale of fixed assets	(5,250)	–
Forgiveness of debt	–	(17,115)
Change in fair market value of derivative liabilities	174,860	–
Amortization of convertible note payable discounts	25,997	–
Amortization of debt issuance costs	1,224	–
Stock issued for services	234,165	128,583
Stock issued for compensation, related party	177,243	79,800
Options and warrants granted for services	8,404	15,243
Options and warrants granted for services, related party	16,807	113,814
Decrease (increase) in assets:
Accounts receivable	(5,760)	8,831
Deferred television costs	(162,001)	–
Prepaid expenses	14,957	(16,325)
Interest receivable	–	(623)
Increase (decrease) in liabilities:
Deferred revenues	112,595	41,429
Accounts payable	9,154	13,910
Accrued expenses	(3,533)	(25,625)
Net cash used in operating activities	(273,378)	(675,544)

Cash flows from investing activities
Payment of investment in note receivable	–	(20,000)
Payment on equity method investments	–	(25,499)
Proceeds from the sale of fixed assets	10,162	–
Purchase of fixed assets	–	(120,638)
Net cash provided by (used in) investing activities	10,162	(166,137)

Cash flows from financing activities
Proceeds from convertible debentures	183,000	–
Repayment of long term debt	–	(18,000)
Payments on debt issuance costs	(6,500)	–
Proceeds from sale of common stock	25,000	–
Proceeds from sale of common stock, related party	20,000	200,000
Net cash provided by (used in) financing activities	221,500	182,000

Net increase (decrease) in cash	(41,716)	(659,681)
Cash - beginning	49,208	812,245
Cash - ending	$7,492	$152,564

Supplemental disclosures:
Interest paid	$655	$623
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of debt discount	$183,000	$–
Cancellation of shares of common stock, 361,765 shares	$362	$–

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

Players Network

Notes to Condensed Financial Statements

(Unaudited)

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

Deferred revenues consist of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Deferred revenues on television pilot episodes	$205,000	$55,000
Deferred revenues on audio/video content licensing	-	37,405
Total deferred revenues	$205,000	$92,405

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

Deferred Television Costs

Deferred television costs as of September 30, 2012, included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company has not recognized revenues from the creation of these pilot episodes yet. Accordingly, no production costs have been expensed as of September 30, 2012.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Deferred television costs consist of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Development and pre-production costs	$20,000	$–
In-production	83,476	–
Post production	58,525	–
Total deferred television costs	$162,001	$–

Due to practical limitations applicable to monetizing our developed content over On-Demand networks, the Company has not considered collectability of advertising or television license revenues to be reasonably assured, and accordingly, the Company has expensed production costs related to the development of our On-Demand and internet-based content as incurred.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($21,621,137), and as of September 30, 2012, the Company’s current liabilities exceeded its current assets by $1,241,013 and its total liabilities exceeded its total assets by $1,144,297. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Officer compensation expense was $256,350 and $334,038 at September 30, 2012 and 2011, respectively. The balance owed was $51,160 and $68,007 at September 30, 2012 and 2011, respectively.

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

Players Network

Notes to Condensed Financial Statements

(Unaudited)

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

The Company has convertible notes that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements at September 30, 2012
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
Convertible debentures, net of discounts of $157,003	–	–	25,997
Short term debt	–	35,000	–
Derivative liability	–	–	357,860
Total liabilities	–	35,000	383,857
	$–	$(35,000)	$(383,857)

Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$–	$–	$–

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 5 – Fixed Assets

Fixed assets consist of the following:

	September 30,	December 31
	2012	2011
Computers and office equipment	$15,627	$24,449
Website development costs	99,880	99,880
Total Fixed Assets	115,507	124,329
Less accumulated depreciation	(24,067)	(10,768)
	$91,440	$113,561

During the nine months ended September 30, 2012, we realized a gain on the sale of assets in the amount of $5,250 from total proceeds received of $10,162 received amongst two individuals for the sale of fixed assets with a combined carrying value of $4,912.

Depreciation expense totaled $17,209 and $2,420 for the periods ended September 30, 2012 and 2011, respectively.

Note 6 – Accrued Expenses

As of September 30, 2012 and December 31, 2011 accrued expenses included the following:

	September 30,	December 31,
	2012	2011
Customer Deposits	$13,500	$13,500
Accrued Payroll, Officers	51,160	60,357
Accrued Payroll and Payroll Taxes	136,738	135,234
Accrued Interest	4,252	92
	$205,650	$209,183

Note 7 – Convertible Debentures

Convertible debentures consist of the following at September 30, 2012 and December 31, 2011, respectively:

	September 30,	December 31,
	2012	2011
Unsecured $37,500 convertible promissory note carries an 8% interest rate (“Third Asher Note”), matures on June 10, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	$37,500	$–

Unsecured $50,000 convertible promissory note carries an 8% interest rate (“Continental Note”), matures on May 31, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three lowest reported daily sale or daily closing bid prices (whichever is the lower) for the Company’s common stock as reported on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded) during the thirty (30) trading days immediately preceding the Conversion Date, subject to adjustment as provided herein (including, without limitation, adjustment pursuant to Section 6), or a fixed conversion price of $0.001 per share, whichever is greater. Interest shall be due and payable, in arrears, on the last day of each month while any portion of the Principal Amount remains outstanding. The note carries a twenty two percent (16%) interest rate in the event of default.	50,000	–

Players Network

Notes to Condensed Financial Statements

(Unaudited)

	September 30,	December 31,
	2012	2011
Unsecured $37,500 convertible promissory note carries an 8% interest rate (“Second Asher Note”), matures on April 12, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	37,500	–

Unsecured $58,000 convertible promissory note carries an 8% interest rate (“First Asher Note”), matures on February 7, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	$58,000	$–

Total convertible debenture	183,000	–
Less: unamortized debt discount	(157,003)	–
Convertible debenture	$25,997	$–

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $183,000 and $-0- for the variable conversion feature of the convertible debts incurred during the nine months ended September 30, 2012 and year ended December 31, 2011, respectively. The discount will be amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $25,997 and $-0- of interest expense pursuant to the amortization of the note discounts during the nine months ended September 30, 2012 and 2011, respectively.

The three “Asher” convertible debentures carry default provisions that place a “maximum share amount” on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the Company’s issued and outstanding shares.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivatives associated with the convertible debentures utilizing a lattice model.

The Company recorded interest expense in the amount of $3,110 and $-0- for the nine months ended September 30, 2012 and 2011, respectively related to convertible debt.

Note 8 – Short Term Debt

Short-term debt consists of the following at September 30, 2012 and December 31, 2011:

	September 30	December 31,
	2012	2011
4% unsecured debenture, due June 7, 2012. Currently in default.	$35,000	$35,000

Accrued interest on the above promissory notes totaled $1,142 and $92 at September 30, 2012 and December 31, 2011, respectively.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

The following presents components of interest expense by instrument type at September 30, 2012 and 2011, respectively:

	September 30,	September 30,
	2012	2011
Interest on convertible debentures	$3,110	$–
Amortization on discount on convertible debentures	25,997	–
Amortization on debt issuance costs	1,224
Interest on short term debt	1,050	–
Accounts payable related finance charges	655	835
	$32,036	$835

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $325,671 and $-0- at September 30, 2012 and December 31, 2011, respectively. The change in fair value of the derivative liabilities resulted in a loss of $174,860 and $-0- for the nine months ended September 30, 2012 and 2011, respectively, which has been reported as other income (expense) in the condensed statements of operations.

The following presents the derivative liability value by instrument type at September 30, 2012 and December 31, 2011, respectively:

	September 30,	December 31,
	2012	2012
Convertible debentures	$256,892	$–
Common stock warrants	100,968	–
	$357,860	$–

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2012 and the year ended December 31, 2011:

Derivative Liability Total
Balance, December 31, 2011	$–
Increase in derivative value due to issuances of convertible promissory notes	261,441
Increase in derivative value attributable to tainted warrants	64,230
Change in fair market value of derivative liabilities due to the mark to market adjustment	32,189
Balance, September 30, 2012	$357,860

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Key inputs and assumptions used to value the convertible debentures and warrants issued during the nine months ended September 30, 2012 and the year ended December 31, 2011:

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

Note 10 – Changes in Stockholders’ Equity (Deficit)

Preferred Stock

No preferred shares were issued during the nine months ended September 30, 2012 or 2011.

Common Stock Issuances

On August 28, 2012 the Company granted 200,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $22,000 based on the closing price of the Company’s common stock on the date of grant.

On August 28, 2012 the Company granted 75,000 shares of free trading common stock to a consultant for business development services provided. The total fair value of the common stock was $8,250 based on the closing price of the Company’s common stock on the date of grant.

On August 28, 2012 the Company granted 50,000 shares of free trading common stock to a consultant for website development services provided. The total fair value of the common stock was $5,500 based on the closing price of the Company’s common stock on the date of grant.

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

Warrants Granted

On August 9, 2012 the Company issued warrants to purchase 200,000 shares at $0.18 per share, exercisable for 60 months in exchange for cash proceeds of $50,000 received pursuant to a convertible debenture. The proceeds received were allocated between the debenture and warrants on a relative fair value basis.

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

Notes to Condensed Financial Statements

(Unaudited)

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

Options and Warrants Cancelled

A total of 2,299,000 options were forfeited and cancelled with the departure of two of the Company’s Directors and one of its Officers during the nine months ended September 30, 2012.

No warrants were cancelled during the nine months ended September 30, 2012.

Options and Warrants Expired

During the nine months ended September 30, 2012, a total of 1,100,000 options and 2,407,780 warrants that were outstanding as of December 31, 2011 expired.

Options Exercised

No options were exercised during the nine months ended September 30, 2012.

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2012, the Company had approximately $13,640,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	September 30,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$4,774,000	$4,515,000

Net deferred tax assets before valuation allowance	4,774,000	4,515,000
Less: Valuation allowance	(4,774,000)	(4,515,000)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2012 and December 31, 2011, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	September 30,		December 31,
	2012		2011

Federal and state statutory rate	35%		35%
Change in valuation allowance on deferred tax assets	(35%	)	(35%	)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 13 – Subsequent Events

Convertible Debentures

On November 6, 2012, the Company received net proceeds of $27,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $35,000 that matures on May 6, 2013. Upon an event of default, the face value is convertible into shares of common stock at the discretion of the note holder at a price equal to, the lesser of either (i) 60% of the lowest closing bid price during the twenty (20) trading days immediately preceding the Notice of Conversion or (ii) seven cents ($0.07) per share. On the ninetieth (90th) day following Closing, the Company shall make mandatory monthly payments to the Holder in the amount of one thousand ($1,000) per month. The Company paid a debt issuance cost of $3,000 and 73,000 shares of restricted stock as part of this agreement.

Common Stock Issuances

On November 6, 2012 the Company granted 73,000 shares of restricted common stock as a debt offering cost on the Dutchess Opportunity Fund convertible debt financing. The total fair value of the common stock was $5,110 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012 the Company granted 100,000 shares of restricted common stock to a consultant for services provided. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012 the Company granted another 100,000 shares of restricted common stock to a consultant for services provided. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012 the Company granted another 50,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012 the Company issued 150,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012 the Company granted 50,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012 the Company granted 50,000 shares of free trading common stock to a consultant for video production services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012 the Company’s Board of Directors granted the issuance of 250,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $20,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012 the Company’s Board of Directors granted the issuance of 312,500 shares of restricted common stock to the Company’s President of Programming as payment on accrued compensation. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

Investments

On November 1, 2012, the Company elected to convert a Note Receivable in the amount of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in iCandy, Inc. (“ICI”), and 7.5% interest in iCandy Burlesque, Inc. (“ICB”). The conversion results in a total ownership of 17.5% in both entities as of November 1, 2012. Both, the investments and the note receivable were written off as impaired at December 31, 2011 due to valuation and collectability uncertainties.

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

PNTV’s next-generation Media Network operates across all distribution platforms from TV screens to mobile devices, gaming consoles, computers and tablets. We have positioned ourselves to provide companies with an affordable, turnkey, integrated solution that creates bookable revenue while generating net profits. We have not yet generated revenues from our Platform, but plan to market our services to companies in 2013 that can make their initial investment using a small portion of their existing marketing budget.

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

On May 11, 2011, we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We acquired these interests in exchange for $25,499 that was in turn spent on the development of a promotional video that will be distributed over our media channels. In addition, we agreed to pay a license fee of 20% of the adjusted gross revenues that we earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date. At December 31, 2011, we recognized a complete reserve for the impairment of this investment due to uncertainties regarding the future economic benefit. On November 1, 2012, we elected to convert a Note Receivable in the amount of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in iCandy, Inc. (“ICI”), and 7.5% interest in iCandy Burlesque, Inc. (“ICB”). The conversion results in a total ownership of 17.5% in both entities as of November 1, 2012.

In December of 2011, the Company signed an agreement with J&H Productions to produce a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business. The agreement also provides for the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform.

Results of Operations for the Three Months Ended September 30, 2012 and 2011:

	For the Three Months Ended
	September 30,		Increase /
	2012	2011	(Decrease)

Revenues	$11,254	$12,207	$(953)

Direct operating costs	46,302	70,153	(23,851)
General and administrative	94,550	126,438	(31,888)
Officer salaries	85,450	142,974	(57,524)
Salaries and wages	19,649	22,548	(2,899)
Bad debts (recoveries)	(10,000)	–	10,000
Depreciation and amortization	5,736	1,306	4,430

Total Operating Expenses	241,687	363,419	(121,732)

Net Operating (Loss)	(230,433)	(351,212)	(120,779)

Total other income (expense)	(1,833)	49	(1,882)

Net (Loss)	$(232,266)	$(351,163)	$(118,897)

Revenues:

During the three months ended September 30, 2012 and 2011, we received revenues primarily from licensing fees from our private networks, including the sale of in-home media and advertising fees. Aggregate revenues for the three months ended September 30, 2012 were $11,254 compared to revenues of $12,207 in the three months ended September 30, 2011, a decrease in revenues of $953, or approximately 8%. Revenues decreased due to decreased market saturation of our video content through our existing media channels.

In addition to building and expanding our technology and revenues for the future through the development of a new e-commerce website that we launched in October of 2011, we continued production during the three months ended September 30, 2012 on a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business, including the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform. As of September 30, 2012, we have collected a total of $205,000 pursuant to the production of these pilot episodes; however, the revenue is deferred until delivery and acceptance of the completed pilot episodes in accordance with the individual-film-forecast-computation method.

Direct Operating Costs:

Direct operating costs were $46,302 for the three months ended September 30, 2012 compared to $70,153 for the three months ended September 30, 2011, a decrease of $23,851, or approximately 34%. Our direct operating costs decreased during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to our shift in content development from our On-Demand and internet channels to the development of a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business, including the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform. Our production costs incurred in the development of our content during the three months ended September 30, 2011 were expensed as incurred due to practical limitations applicable to monetizing our developed content over On-Demand networks, and the inability to be reasonably assured of the collectability of advertising or television license revenues, accordingly, the Company has expensed production costs related to the development of our On-Demand and internet-based content. During the three months ended September 30, 2012, the Company has deferred a total of $162,001 of television production costs for pilot episodes, which are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilots using the individual-film-forecast-computation method for each television show produced. The Company has not recognized revenues from the creation of these pilot episodes yet. Accordingly, no production costs have been expensed as of September 30, 2012.

During the three months ending September 30, 2012 we granted 200,000 shares of common stock valued at $22,000 for video production services, while in the same period in 2011 we issued 85,000 shares valued at $6,800 for video production services.

General and Administrative:

General and administrative expenses were $94,550 for the three months ended September 30, 2012 compared to $126,438 for the three months ended September 30, 2011, a decrease of $31,888, or approximately 25%. The decrease in general and administrative expense for the three months ended September 30, 2012 compared to 2011 was due to decreased professional fees as we reigned in our operating activities and realized a reduction in our management personnel. During the three months ending September 30, 2012 we granted 545,000 shares of common stock valued at $76,750, for professional fees, business development and information technology services, while in the same period in 2011 we issued 141,667 shares valued at $11,333 and 315,00 stock options valued at $12,339 for professional fees and public relations services.

Salaries and Wages:

Officer salaries was $85,450 for the three months ended September 30, 2012 compared to $142,974 for the three months ended September 30, 2011, a decrease of $57,524 or approximately 40%. The decrease in officer salaries was primarily due to the salary of the former President and COO incurred during the three months ending September 30, 2011 that were not incurred in the same three month period ending September 30, 2012 pursuant to his resignation effective January 1, 2012.

Office salaries and wages expense was $19,649 for the three months ended September 30, 2012 compared to $22,548 for the three months ended September 30, 2011, a decrease of $2,899, or approximately 13%.

The Company recorded non-cash payments on accrued salaries and wages totaling $35,243 and $155,082, during the three months ended September 30, 2012 and 2011, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of 234,954 shares and 997,500 shares of common stock, recorded at fair value of $35,243 and $79,800, issued to officers for the three months ended September 30, 2012 and 2011, respectively, as well as, common stock options, recorded at fair value of $-0- and $25,870 for the three months ended September 30, 2012 and 2011, respectively.

Bad Debts (Recoveries):

Bad Debts (Recoveries) were $(10,000) for the three months ended September 30, 2012 compared to $-0- for the three months ended September 30, 2011, an increase of $10,000, or approximately 100%. The increase was due to the reversal of a previous expense for the change in our estimated allowance for doubtful accounts during the three months ended September 30, 2012 that was not present in the comparative three months ended September 30, 2011.

Depreciation and Amortization:

Depreciation and amortization expense was $5,736 for the three months ended September 30, 2012 compared to $1,306 for the three months ended September 30, 2011, an increase of $4,430, or approximately 339%. Depreciation expense increased due to the additional depreciation on the launch of our internet-based proprietary scalable technology platform in October of 2011 that was not in existence during the comparative three months ended September 30, 2011.

Net Operating Loss:

Net operating loss for the three months ended September 30, 2012 was $230,433, or ($0.00) per share, compared to a net operating loss of $351,212 for the three months ended September 30, 2011, or ($0.01) per share, a decrease of $120,779 or 34%. Net operating loss decreased primarily as a result of our decreased professional fees, officer salaries and direct operating costs in the three months ended September 30, 2012 compared to the same period in 2011, as we became more efficient, operated with one less officer and deferred $37,570 of financing costs in 2012 until we can recognize the related deferred revenue from our pilot episodes.

Other Income (Expense):

Other income (expense) was $(1,833) for the three months ended September 30, 2012 compared to $49 for the three months ended September 30, 2011, a decrease of $1,882, or approximately 3,841%. Other income decreased primarily due to the change in derivative liability and related expenses incurred in the three months ended September 30, 2012 and were not yet present in the three months ended September 30, 2011.

Net Loss:

The net loss for the three months ended September 30, 2012 was $232,266 compared to a net loss of $351,163 for the three months ended September 30, 2011, a decreased net loss of $118,897, or 34%. Net loss decreased primarily as a result of decreased professional fees and officer salaries as diminished by the additional expenses related to the change in our derivative liability in the three months ended September 30, 2012 compared to the same period in 2011.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011:

	For the Nine Months Ended
	September 30,		Increase /
	2012	2011	(Decrease)

Revenues	$41,953	$50,820	$(8,867)

Direct operating costs	95,678	278,043	(182,365)
General and administrative	324,697	409,427	(84,730)
Officer salaries	256,350	334,038	(77,688)
Salaries and wages	59,342	63,681	(4,339)
Bad debts (recoveries)	(240)	–	240
Depreciation and amortization	17,209	2,420	14,789

Total Operating Expenses	753,036	1,087,609	(334,573)

Net Operating (Loss)	(711,083)	(1,036,789)	(325,706)

Total other income (expense)	(178,126)	16,903	(195,029)

Net (Loss)	$(889,209)	$(1,019,886)	$(130,677)

Revenues:

During the nine months ended September 30, 2012 and 2011, we received revenues primarily from licensing fees from our private networks, including the sale of in-home media and advertising fees. Aggregate revenues for the nine months ended September 30, 2012 were $41,953 compared to revenues of $50,820 in the nine months ended September 30, 2011, a decrease in revenues of $8,867, or approximately 17%. Revenues from networks decreased due to decreased market saturation of our video content through our newly revamped websites and the Company’s existing media channels.

In addition to building and expanding our technology and revenues for the future through the development of a new e-commerce website that we launched in October of 2011, we continued production during the three months ended September 30, 2012 on a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business, including the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform. As of September 30, 2012, we have collected a total of $205,000 pursuant to the production of these pilot episodes; however, the revenue is deferred until delivery and acceptance of the completed pilot episodes in accordance with the individual-film-forecast-computation method.

Direct Operating Costs:

Direct operating costs were $95,678 for the nine months ended September 30, 2012 compared to $278,043 for the nine months ended September 30, 2011, a decrease of $182,365, or approximately 66%. Our direct operating costs decreased during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to our shift in content development from our On-Demand and internet channels to the development of a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business, including the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform. Our production costs incurred in the development of our content during the nine months ended September 30, 2011 were expensed as incurred due to practical limitations applicable to monetizing our developed content over On-Demand networks, and the inability to be reasonably assured of the collectability of advertising or television license revenues, accordingly, the Company has expensed production costs related to the development of our On-Demand and internet-based content. During the nine months ended September 30, 2012, the Company has deferred a total of $162,001 of television production costs for pilot episodes, which are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilots using the individual-film-forecast-computation method for each television show produced. The Company has not recognized revenues from the creation of these pilot episodes yet. Accordingly, no production costs have been expensed as of September 30, 2012.

During the nine months ending September 30, 2012 we granted 505,800 shares of common stock valued at $41,214 for video production services, while in the same period in 2011 we issued 385,000 shares valued at $61,730 for video production services.

General and Administrative:

General and administrative expenses were $324,697 for the nine months ended September 30, 2012 compared to $409,427 for the nine months ended September 30, 2011, a decrease of $84,730, or approximately 21%. The decrease in general and administrative expense for the nine months ended September 30, 2012 compared to 2011 was due to decreased professional fees as we reigned in our operating activities and realized a reduction in our management personnel. During the nine months ending September 30, 2012 we granted 3,215,000 shares of common stock valued at $203,415, for legal, business development, accounting, board of directors, and information technology services, while in the same period in 2011 we issued 441,667 shares valued at $62,813 and 315,00 stock options valued at $12,339 for business development, administrative and consulting services.

Salaries and Wages:

Officer salaries was $256,350 for the nine months ended September 30, 2012 compared to $334,038 for the nine months ended September 30, 2011, a decrease of $77,688 or approximately 23%. The decrease in officer salaries was primarily due to the salary of the former President and COO incurred during the nine months ending September 30, 2011 that were not incurred in the same nine month period ending September 30, 2012 pursuant to his resignation effective January 1, 2012.

Office salaries and wages expense was $59,342 for the nine months ended September 30, 2012 compared to $63,681 for the nine months ended September 30, 2011, a decrease of $4,339, or approximately 7%.

The Company recorded non-cash payments on accrued salaries and wages totaling $177,243 and $139,870, during the nine months ended September 30, 2012 and 2011, respectively, which included accrued salaries from prior periods. The non-cash payments consisted of 2,384,954 shares and 997,500 shares of common stock, recorded at fair value of $177,243 and $79,800, issued to officers for the nine months ended September 30, 2012 and 2011, respectively, as well as, common stock options, recorded at fair value of $-0- and $60,070 for the nine months ended September 30, 2012 and 2011, respectively.

Bad Debts (Recoveries):

Bad Debts (Recoveries) were $(240) for the nine months ended September 30, 2012 compared to $-0- for the nine months ended September 30, 2011, an increase of $240, or approximately 100%. The increase was due to the reversal of a previous expense for the change in our estimated allowance for doubtful accounts during the nine months ended September 30, 2012 that was not present in the comparative nine months ended September 30, 2011.

Depreciation and Amortization:

Depreciation and amortization expense was $17,209 for the nine months ended September 30, 2012 compared to $2,420 for the nine months ended September 30, 2011, an increase of $14,789, or approximately 611%. Depreciation expense increased due to the additional depreciation on the launch of our internet-based proprietary scalable technology platform in October of 2011 that was not in existence during the comparative nine months ended September 30, 2011.

Net Operating Loss:

Net operating loss for the nine months ended September 30, 2012 was $711,083, or ($0.01) per share, compared to a net operating loss of $1,036,789 for the nine months ended September 30, 2011, or ($0.02) per share, a decrease of $325,706 or 31%. Net operating loss decreased primarily as a result of our decreased professional fees, officer salaries and direct operating costs in the three months ended September 30, 2012 compared to the same period in 2011, as we became more efficient, operated with one less officer and deferred $162,001 of financing costs in 2012 until we can recognize the related deferred revenue from our pilot episodes.

Other Income (Expense):

Other income (expense) was $(178,126) for the nine months ended September 30, 2012 compared to $16,903 for the nine months ended September 30, 2011, a decrease of $195,029, or approximately 1,154%. Other income decreased primarily due to the change in derivative liability and related expenses incurred in the nine months ended September 30, 2012 and were not yet present in the nine months ended September 30, 2011.

Net Loss:

The net loss for the nine months ended September 30, 2012 was $889,209 compared to a net loss of $1,019,886 for the nine months ended September 30, 2011, a decreased net loss of $130,677, or 13%. Net loss decreased primarily as a result of decreased professional fees and officer salaries as diminished by the additional expenses related to the change in our derivative liability in the three months ended September 30, 2012 compared to the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2012 compared to December 31, 2011.

	September 30,	December 31,	Increase /
	2012	2011	(Decrease)
Total Assets	$276,334	$181,851	$94,483

Accumulated (Deficit)	$(21,621,137)	$(20,731,928)	$889,209

Stockholders’ Equity (Deficit)	$(1,144,297)	$(736,707)	$407,590

Working Capital (Deficit)	$(1,241,013)	$(850,268)	$390,745

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and debt and equity financings. At September 30, 2012, we had a negative working capital position of $1,241,013.

Debt Financing

During the nine months ended September 30, 2012, we received a total of $183,000 in exchange for a total of four convertible debentures. The convertible debentures mature on various dates through June 10, 2013 and are convertible into shares of common stock at various conversion rates ranging from fifty-five percent (55%) of the average of the three lowest trading bid prices to seventy percent (70%) of the average of the three (3) lowest reported daily sale or daily closing bid prices (whichever is the lowest) of the Company’s common stock for the ten (10) trading days prior to the conversion date.

Equity Financing

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

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the nine months ending September 30, 2012, the Company granted 6,155,754 shares of common stock valued at $436,618 in lieu of cash payments to employees and outside consultants. In the nine months ending September 30, 2011, the Company issued 1,839,167 shares of common stock valued at $208,383 in lieu of cash payments to employees and outside consultants. In the year ending December 31, 2011, the Company issued 2,317,599 shares of common stock valued at $420,178 in lieu of cash payments to employees and outside consultants, consisting of the value of common stock and common stock options, recorded at fair value. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2012.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 28, 2012 the Company granted 200,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $22,000 based on the closing price of the Company’s common stock on the date of grant.

On August 28, 2012 the Company granted 75,000 shares of free trading common stock to a consultant for business development services provided. The total fair value of the common stock was $8,250 based on the closing price of the Company’s common stock on the date of grant.

On August 28, 2012 the Company granted 50,000 shares of free trading common stock to a consultant for website development services provided. The total fair value of the common stock was $5,500 based on the closing price of the Company’s common stock on the date of grant.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Debt Financing

On November 7, 2012, the Company received net proceeds of $27,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $35,000 that matures on May 6, 2013. Upon an event of default, the face value is convertible into shares of common stock at the discretion of the note holder at a price equal to, the lesser of either (i) 60% of the lowest closing bid price during the twenty (20) trading days immediately preceding the Notice of Conversion or (ii) seven cents ($0.07) per share. On the ninetieth (90th) day following Closing, the Company shall make mandatory monthly payments to the Holder in the amount of one thousand ($1,000) per month. The Company paid a debt issuance cost of $3,000 and 73,000 shares of restricted stock as part of this agreement.

Equity Line Financing

On November 7, 2012, pursuant to an Investment Agreement, Dutchess Capital Opportunity Fund II, LP committed to purchase up to $8,500,000 of the Company's common stock, over the course of thirty-six months (the "Equity Line Financing").

The Company may draw on the Equity Line Financing facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put in any one notice is 1) 300% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days, or 2) $50,000. The purchase price will be set at ninety-five percent (95%) of the lowest daily volume weighted average price ("VWAP") of the Company's common stock during the four consecutive trading day period beginning on the trading day immediately following the date the Investor receives the applicable put notice. There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put. During this time, the Company may not deliver another put notice. In addition, the Investor is not obligated to purchase shares if the Investor's total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company's outstanding common stock, as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended. In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement (as further explained below) to cover the resale of the shares.

The Investment Agreement further provides that the Investors and the Company are each entitled to customary indemnification from the other for any losses or liabilities they may suffer as a result of any breach by the other of any provisions of the Investment Agreement or Registration Rights Agreement (as defined below), or as a result of any lawsuit brought by a third-party arising out of or resulting from the other party's execution, delivery, performance or enforcement of the Investment Agreement or the Registration Rights Agreement.

The Investment Agreement also contains representations and warranties of each of the Company and the Investor. The assertions embodied in those representations and warranties were made for purposes of the Investment Agreement and are subject to qualifications and limitations agreed to by the respective parties in connection with negotiating the terms of the Investment Agreement. In addition, certain representations and warranties were made as of a specific date, may be subject to a contractual standard of materiality different from what a stockholder or investor might view as material, or may have been used for purposes of allocating risk between the respective parties rather than establishing matters as facts.

Pursuant to the terms of a Registration Rights Agreement ("Registration Rights Agreement") dated November 7, 2012 between the Company and the Investor, the Company is obligated to file a registration statement with the Securities and Exchange Commission ("SEC") to register the resale by the Investor of 14,500,000 shares of the common stock underlying the Investment Agreement by or before 21 days following the date of the Registration Rights Agreement. In addition, the Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the date the registration statement is filed.

In connection with the preparation of the Investment Agreement and the Registration Rights Agreement, the Company is required to pay the Investor a document preparation fee in the amount of $10,000.

The foregoing description of each of the Investment Agreement and the Registration Rights Agreement is qualified in its entirety by reference to the full text of the Investment Agreement and the Registration Rights Agreement, respectively, which are filed as Exhibits 10.10 and 10.12 to this Current Report on Form 10-Q and incorporated herin by reference.

Investment

On November 1, 2012, the Company elected to convert a Note Receivable in the amount of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in iCandy, Inc. (“ICI”), and 7.5% interest in iCandy Burlesque, Inc. (“ICB”). The conversion results in a total ownership of 17.5% in both entities as of November 1, 2012. Both, the investments and the note receivable were written off as impaired on December 31, 2012 due to valuation and collectability uncertainties.

Item 6. Exhibits

10.1	September 6, 2012 – Promissory Note (Asher 3)*

10.2	September 6, 2012 – Securities Purchase Agreement (Asher 3)*

10.3	July 10, 2012 – Promissory Note (Asher 2)*

10.4	July 10, 2012 – Securities Purchase Agreement (Asher 2)*

10.5	May 14, 2012 – Promissory Note (Asher 1)*

10.6	May 14, 2012 – Securities Purchase Agreement (Asher 1)*

10.7	August 9, 2012 – Promissory Note (Continental)*

10.8	August 9, 2012 – Note and Warrant Purchase Agreement (Continental)*

10.9	August 9, 2012 – Amendment to Promissory Note (Continental)*

10.10	November 7, 2012 – Investment Agreement (Dutchess Opportunity Fund II, LP)*

10.11	November 7, 2012 – Promissory Note (Dutchess Opportunity Fund II, LP)*

10.12	November 7, 2012 – Registration Rights Agreement (Dutchess Opportunity Fund II, LP)*

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Schema Document.*

101.CAL	XBRL Calculation Linkbase Document.*

101.DEF	XBRL Definition Linkbase Document.*

101.LAB	XBRL Labels Linkbase Document.*

101.PRE	XBRL Presentation Linkbase Document.*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2012

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

