Form 10-K/A
period 2011-12-31
PLAYERS NETWORK
filed 2013-01-14
CIK 1037131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
1

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K to Players Network's annual report on Form 10-K for the period ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 (“Form 10-K”), is solely to furnish Exhibit 10.1 to the Form 10-K. Due to an inadvertent error Exhibit 10.1 was omitted from the Form 10-K filing. No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

2

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1(1)	Articles of Incorporation, filed with the Commission on February 7, 2000.
3.2(1)	Bylaws of the Company, filed with the Commission on February 7, 2000.
3.3(4)	Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State on June 9, 1994.
3.4(5)	Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed June 4, 2007
4.1(2)	2004 Non-Qualified Stock Option Plan.
4.2(3)	2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan.
4.3 (6)	Certificate of Designation for Series A Preferred Stock filed July 24, 2007.
4.4 (9)	Amended and Restated 2004 Non-Qualified Stock Option Plan
4.5 (12)	Certificate of Designation for Series B Preferred Stock filed December 17, 2010
4.6 (12)	Form of Series B Stock Warrant dated December 17, 2010
10.1 *	Distribution Agreement between the Company and Comcast Programming Development, Inc. dated November 1, 2005.
10.2(4)	Employment Agreement dated January 1, 2005 for Mark Bradley Feldgreber.
10.3(4)	Employment Agreement dated January 1, 2005 for Michael Berk.
10.4(7)	Subscription Agreement dated as of October 10, 2007 by and between the Company and Timothy Sean Shiah
10.5(8)	Distribution Agreement dated June 5, 2008, between Players Network and MicroPlay, Inc. **
10.6 (12)	Series B Preferred Stock and Warrant Purchase Agreement dated December 17, 2010
10.7 (12)	Investor’s Rights Agreement dated December 17, 2010
10.8 (13)	Employment Agreement dated March 1, 2011 for Peter Heumiller
14 (10)	Code of Ethics
23.1(9)	Consent of Weaver & Martin LLC.
23.2(9)	Consent of M&K CPAS, PLLC
23.3(11)	Consent of M&K CPAS, PLLC
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

33

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYERS NETWORK

By:	/s/ Mark Bradley
Date: January 14, 2013	Mark Bradley, Chief Executive Officer

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

Name	Title	Date

/s/ Mark Bradley	Director & Chief Executive Officer (Principal	January 14, 2013
Mark Bradley	Executive Officer, Principal Financial Officer & Principal Accounting Officer)

/s/ Michael Berk	Director and President of Programming	January 14, 2013
Michael Berk

/s/ Doug Miller	Director	January 14, 2013
Doug Miller

3