Form 10-K/A
period 2011-12-31
PLAYERS NETWORK
filed 2013-01-31
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-K to Players Network's annual report on Form 10-K for the period ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 (the “Original Form 10-K”), as amended by Amendment No.1 on Form 10-K filed with the Securities and Exchange Commission on January 14, 2013 (“Amendment No. 1”) is solely to (1) amend the Exhibit Index contained in Item 15 of Part IV to Amendment No.1 and (2) add certifications of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Section 906 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). Due to an inadvertent error, the Certifications were omitted from the Amendment No.1 filing. No other changes have been made to the Original Form 10-K as amended by Amendment No.1. This Form 10-K/A speaks as of the original filing date of the Amendment No.1, does not reflect events that may have occurred subsequent to the original filing date of either the Original Form 10-K or Amendment No.1, and does not modify or update in any way disclosures made in the Original Form 10-K.

2

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)      The following documents are filed as part of this report:

3.	Exhibits:

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1(1)	Articles of Incorporation, filed with the Commission on February 7, 2000.
3.2(1)	Bylaws of the Company, filed with the Commission on February 7, 2000.
3.3(4)	Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State on June 9, 1994.
3.4(5)	Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed June 4, 2007
4.1(2)	2004 Non-Qualified Stock Option Plan.
4.2(3)	2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan.
4.3 (6)	Certificate of Designation for Series A Preferred Stock filed July 24, 2007.
4.4 (9)	Amended and Restated 2004 Non-Qualified Stock Option Plan
4.5 (12)	Certificate of Designation for Series B Preferred Stock filed December 17, 2010
4.6 (12)	Form of Series B Stock Warrant dated December 17, 2010
10.1 *	Distribution Agreement between the Company and Comcast Programming Development, Inc. dated November 1, 2005.
10.2(4)	Employment Agreement dated January 1, 2005 for Mark Bradley Feldgreber.
10.3(4)	Employment Agreement dated January 1, 2005 for Michael Berk.
10.4(7)	Subscription Agreement dated as of October 10, 2007 by and between the Company and Timothy Sean Shiah
10.5(8)	Distribution Agreement dated June 5, 2008, between Players Network and MicroPlay, Inc. **
10.6 (12)	Series B Preferred Stock and Warrant Purchase Agreement dated December 17, 2010
10.7 (12)	Investor’s Rights Agreement dated December 17, 2010
10.8 (13)	Employment Agreement dated March 1, 2011 for Peter Heumiller
14 (10)	Code of Ethics
23.1(9)	Consent of Weaver & Martin LLC.
23.2(9)	Consent of M&K CPAS, PLLC
23.3(11)	Consent of M&K CPAS, PLLC
31.1†	Certification of Mark Bradley, Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1†	Certification of Mark Bradley, Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

† Filed herewith.

* Filed with Amendment No. 1

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

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYERS NETWORK

By:	/s/ Mark Bradley
Date: January 30, 2013	Mark Bradley, Chief Executive Officer

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

Name	Title	Date

/s/ Mark Bradley	Director & Chief Executive Officer (Principal	January 30, 2013
Mark Bradley	Executive Officer, Principal Financial Officer & Principal Accounting Officer)

/s/ Michael Berk	Director and President of Programming	January 30, 2013
Michael Berk

/s/ Doug Miller	Director	January 30, 2013
Doug Miller

4