Form 10-K
period 2012-12-31
PLAYERS NETWORK
filed 2013-04-12
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2012, was approximately $7,666,604 based on a share value of $0.13 per share. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of April 11, 2013, there were 83,624,543 shares of the issuer's common stock, $0.001 par value per share, issued and outstanding.

i

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

In this report, references to “PLAYERS NETWORK”, “PNTV”, “the Company”, “we,” “us,” and “our” refer to PLAYERS NETWORK, a Nevada corporation.

ii

PART I

ITEM 1. BUSINESS

Overview

Players Network was incorporated in the State of Nevada in March of 1993. Players Network is a media and entertainment company engaged in the development of Digital Networks. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels. Due to recent capital infusions and an expanded management team, the Company has been able to complete the first phase of development and launch its proprietary scalable technology platform. The platform is designed to deliver video content and develop digital social communities, including “Vegas On Demand TV”, which is our first digital branded network that was in development during 2012 and 2011. We launched our beta version on October 7, 2011 and plan to re-launch the platform in a non-beta version during the 2nd quarter of 2013.

The Company operates a Video On Demand (“VOD”) television channel, also named Vegas On Demand, which consists of original programming that is distributed over its own VOD channels to approximately 24,000,000 homes over the internet with distribution partners that include, Comcast, Hulu, Blinkx, Google, and YouTube Video, for DVD home video, and various mobile platforms. Players Network has a sixteen year history of providing consumers with quality ‘Gaming and Las Vegas Lifestyle’ video content.

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

PNTV’s Enterprise Platform is highly scalable and can efficiently deploy, manage and distribute videos with integrated revenue-generating tools that go beyond traditional advertising. On our Platform, the viewer of a video is brought into a web environment encompassing that video’s lifestyle, where they are presented with Membership, Merchandising, Couponing, Subscription, Loyalty Programs, Contest and other Marketing opportunities, including the integration of Live Events. The Platform also integrates Branded Sponsorships, and a game-like Virtual Economy supported by our Cost Per Action Advertising network.

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

On May 11, 2011, we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We acquired these interests in exchange for $25,499 that was in turn spent on the development of a promotional video that will be distributed over our media channels. In addition, we agreed to pay a license fee of 20% of the adjusted gross revenues that we earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date. On November 1, 2012, the Company elected to convert a note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. Both the investments and the note receivable had been written off as impaired at December 31, 2011 due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are not on the balance sheets as of December 31, 2012 and 2011.

In December of 2011, the Company signed an agreement with J&H Productions to produce a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business. The agreement also provides for the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform. The Company recognized $95,000 of revenues on November 1, 2012 with the completion of the first of three pilot episodes; accordingly, we have recognized $75,617 of expenses related to the development of the pilot during the year ended December 31, 2012. We expect to complete the final two pilot episodes during 2013.

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

Content/Programming

Players Network’s Programming Brands include, (1) Players Network, which focuses on Gaming lifestyle and produces programming about Horse Racing, Sports Betting, Casino Games, Poker and much more. (2) Vegas On Demand, which is about Las Vegas lifestyle and covers celebrity, night clubs, poolside experiences, entertainment and more; (3) Sexy Sin City TV covers the adult and sexy side of Las Vegas after dark.

Players Network develops, produces, acquires and distributes a wide range of original, high-quality lifestyle television programming to serve consumers interested in gaming and entertainment, and activities associated with, or surrounding gaming. Our programming focuses primarily on Las Vegas and the gaming lifestyle. The Company’s proprietary productions include gaming instruction, gaming news, instruction on sports and racing wagering, gaming entertainment, tournaments, events and travel.

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

Strategy

Our goal is to leverage our Enterprise Platform to collaborate with industry experts and content producers in selected lifestyle and service fields in an effort to incubate digital business extensions with existing and new businesses by:

•	Creating a brand identity as “the trusted name in gaming entertainment, education, information and services” that addresses the full spectrum of audience demographics within all of our Destination Channels;
•	Building an ever-expanding, valuable library of entertainment, instruction and information content that enables targeted audiences to connect with experts and insiders within any specific Channel Destination;
•	Leveraging our various distribution channels as a mechanism to bring value to both our business to business relationships that attract consumers with the goal of building a strong customer base and community;
•	Gaining a broad and diversified audience base through its distribution arrangement with Comcast as well as other distribution channels, including linear programming via digital cable, internet and broadband, wireless, packaged media, video games, mobile media through cell phones and I-pods, radio, publishing, and IPTV.
•	In our flagship Vegas On Demand TV, harnessing the power of the media in order to provide customized media solutions and marketing services for key Lifestyle Category companies, principally major Las Vegas Casino Properties. Players Network uses its strong relationships in the Gaming Industry to lock in special trade relationships that can contribute to content, advertising, VIP Services, and club amenities which will solidify Players Network’s credibility in the category;
•	Grow the Company’s robust, proprietary database of gaming enthusiasts, and create lifestyle communities by offering deals, discounts, and prizes to its customers, while marketing its strategic partners and sponsors;
3

•	Offering advertisers a new content category with creative cross-platform advertising/sponsorship packages, at reasonable rates, in an environment of unique, sexy content surrounded by sizzling attitude, that delivers desirable demographics;
•	Expanding its production and operations infrastructure to include a Digital Asset Management System (DAMS) that will enable Players Network to: 1) accommodate any distribution platform immediately, 2) manage and fully exploit the value of all produced and acquired content in Players Network’s own library (and for third-parties with digital assets) including re-purposing content for all platforms
•	Continuing to build a lean management team with proven experience that can move quickly, control costs, rapidly create a broad range of high-quality content, and leverage significant, long-term relationships in the media, entertainment and gaming industries allowing the company to accelerate its market leadership.

Distribution

We distribute our gaming lifestyle media programming through a variety of media platforms, including Video on Demand, broadband/Internet, Satellite television, Cable Television, packaged media, and on our proprietary website. Through our dedicated channel available through Comcast, we intend to deliver live and taped original television series, live pay per view events, mobile and internet content downloading, information segments and interactive content. The channel’s expanded programming will include popular poker programs, reality shows, game shows, documentaries, talk shows and special events on the gaming lifestyle. In the fall of 2006, we launched our Players Network channel by upgrading the content and production value and changed the Electronic Programming Guide (EPG) to Vegas on Demand. This change immediately increased our viewership substantially.

Broadband/Internet

Broadband / Internet is the future, as consumers are tired of paying high cable and satellite bills and younger generations are spending the majority of their time on internet and mobile devices, millions of consumer are cutting their cable and satellite services and accessing their content through less expensive, new media devices connected to the internet.

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

Employees

As of December 31, 2012, Players Network had four full time employees that support and operate our production and post-production operations. Management will hire additional employees on an as needed basis. None of our employees are subject to any collective bargaining agreement or labor union contract, nor has the Company been subjected to any strikes or employment disruptions in its history. We intend to use the services of independent consultants and contractors to perform various professional services when and as they are deemed necessary. We believe that the use of third-party service providers may enhance our ability to contain general and administrative expenses.

Players Network’s proposed personnel structure could be divided into five broad categories: management, production, professional, administrative and project personnel. As in most small companies, the divisions between these five categories are somewhat indistinct, except for production, as employees are engaged in various functions as projects and workload demands.

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

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Please note that throughout this prospectus, the words “we”, “our” or “us” refer to the Company and its subsidiary not to the selling stockholders.

In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

Risks Related To Our Company

We have had a history of losses, we expect losses in the future, and there can be no assurance that we will become profitable in the future.

The Company was incorporated under the laws of the State of Nevada on March 16, 1993. Since inception, we have experienced operating losses on an on-going basis. For our fiscal year ended December 31, 2012, we incurred net losses of $1,126,966. As of such date, we had an accumulated deficit of $21,858,894. We expect our losses to continue for the foreseeable future. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

Our auditor has given us a "going concern" qualification, which questions our ability to continue as a going concern without additional financing.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2012 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. Management plans to try to increase sales and improve operating results through the expansion of the distribution channels of our programming with a view to increasing advertising and sponsorship revenues. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

We need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. We currently have an outstanding financing agreement that enables the Company to draw additional proceeds of $345,000 at the discretion of the lender. There are no assurances that we will be able to draw on these funds, or obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. The expected operating losses, coupled with a lack of liquidity, raise a substantial doubt about our ability to continue as a going concern. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. For more information about our capital needs and abilities, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - OVERVIEW AND OUTLOOK - Liquidity and Capital Resources” herein.

At this stage of our business operations, even with our good faith efforts, potential investors have a possibility of losing their investment.

Because the nature of our business is expected to change as a result of shifts in market conditions, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance. While management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated.

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

Our current Officers and Directors currently own (directly or indirectly) approximately 27.4% of our outstanding common stock and 100% of our outstanding Series A Preferred Stock. Each share of common stock is entitled to one vote on stockholder matters and each share of Series A Preferred Stock is entitled to 25 votes on stockholder matters. Cumulative voting is not provided for in the election of directors. Accordingly, the holder or holders of a majority of our outstanding shares of voting stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs.

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

We have both the ability as well as outstanding obligations to issue additional shares of common stock in the future. These include the following:

•	Our 2004 Non-Qualified Stock Plan allows us to issue up to 7,500,000 shares of common stock and options. We currently have 1,060,000 shares of our common stock available for issuance under our 2004 Non-Qualified Stock Plan;
•	There are 11,234,565 shares of common stock issuable pursuant to common stock options and warrants outstanding as of the date of this Annual Report;
•	There are 6,349,339 shares of common stock reserved for issuance upon conversion of 2,000,000 shares of outstanding Series A Preferred Stock and 4,349,339 shares of outstanding Series B Preferred Stock
•	There are 5,544,702 shares of Series B Preferred Stock reserved for issuance pursuant to an outstanding Series B Preferred Stock Warrant. These shares of Series B Preferred Stock, if issued, will be convertible into 5,544,702 shares of common stock.
•	There are 63,100,000 shares of common stock reserved for issuance upon conversion of convertible notes payable held by Asher Enterprises.
•	There are 10,200,000 shares of common stock reserved for issuance upon conversion of a convertible note payable held by Continental Equities, LLC.
•	There are 35,000,000 shares of common stock reserved for issuance upon conversion of a convertible note payable agreement with JMJ Financial that enables us to draw a total of $400,000, of which we drew $55,000 on March 13, 2013 and have $345,000 available.

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

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. The Board, from the authorized capital of 25,000,000 preferred shares, has authorized and designated 2,000,000 shares of Series A and 10,873,347 shares of Series B preferred stock, of which 2,000,000 shares and 4,349,339 shares are issued and outstanding, respectively. The board of directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our shareholders. Such issuance could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

We have issued convertible notes that are convertible into shares of our common stock at a discount to market.

The conversion prices of a total of $388,500 in convertible notes (principal only) sold between May 3, 2012 and March 31, 2013, of which $216,000 remains outstanding as of March 31, 2013, is convertible at various prices discounted to market as depicted in the table below. As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.02 per share
Lender /	Conversion	Principal	100%	75%	50%	25%
Origination	Terms	Borrowed	$0.0090	$0.0068	$0.0045	$0.0023

Continental Equities, LLC (Continental Note) August 9, 2012	Convertible into 30% of the average of the three lowest closing prices over the 10 days prior to the conversion request. Interest rate of 8% with a 16% default rate.	$35,000	3,888,889	5,185,185	7,777,778	15,555,555

Asher Enterprises, Inc. (Third Asher Note) September 6, 2012	Convertible into 55% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$10,500	1,166,667	1,555,556	2,333,333	4,666,667

Asher Enterprises, Inc. (Fourth Asher Note) December 12, 2012	Convertible into 58% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$32,500	3,611,111	4,814,815	7,222,222	14,444,444

Asher Enterprises, Inc. (Fifth Asher Note) January 11, 2013	Convertible into 58% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$35,000	3,888,889	5,185,185	7,777,778	15,555,556

Asher Enterprises, Inc. (Sixth Asher Note) February 19, 2013	Convertible into 55% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$42,500	4,722,222	6,296,296	9,444,444	18,888,889

JMJ Financial (First JMJ Note) March 13, 2013	Convertible into 65% of the average of the lowest trading price over the 25 days prior to the conversion request. Interest rate of 10%.	$60,500	6,722,222	8,962,963	13,444,444	26,888,889

		$216,000	24,000,000	32,000,000	48,000,000	96,000,000

The issuance and sale of common stock upon conversion of the convertible notes may depress the market price of our common stock.

As sequential conversions of the convertible notes and sales of such converted shares take place, the price of our common stock may decline, and as a result, the holder of the convertible notes will be entitled to receive an increasing number of shares in connection with its conversions, which shares could then be sold in the market, triggering further price declines and conversions for even larger numbers of shares, to the detriment of our investors. The shares of common stock which the convertible notes are convertible into may be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock.

In addition, the common stock issuable upon conversion of the convertible notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The various Convertible Notes will be convertible into shares of our common stock at conversion terms as depicted in the table above, and such discounts to market provide the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holder will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock (which to date has been very limited) cannot absorb the discounted shares, then the value of our common stock will likely decrease.

The issuance of common stock upon conversion of the convertible notes will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the convertible notes will result in immediate and substantial dilution to the interests of other stockholders since the holder of the convertible notes may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such convertible notes. Although the convertible notes s may not be converted if such conversion would cause the holder thereof to own more than 4.99% of our outstanding common stock (subject to 61 days written notice of such holder’s intent to waive such restriction), this restriction does not prevent the holder of the Convertible Notes from converting some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, the holder of the Convertible Notes could sell more than this limit while never actually holding more shares than this limit allows. If the holder of the Convertible Notes chooses to do this, it will cause substantial dilution to the then holders of our common stock.

The continuously adjustable conversion price feature of our convertible notes could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our existing stockholders will experience substantial dilution of their investment upon conversion of the convertible notes. The convertible notes are convertible into shares of common stock at conversion prices as noted in the above table. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holder of the convertible notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The continuously adjustable conversion price feature of our Convertible Notes may encourage the holder of the Convertible Notes to sell short our common stock, which could have a depressive effect on the price of our common stock.

The Convertible Notes are convertible into shares of our common stock at conversion prices as noted in the above table. The significant downward pressure on the price of our common stock as the holder of the convertible notes converts and sells material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the convertible notes, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock has historically been sporadically or “thinly-traded” on the OTCBB, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that current trading levels will continue.

Shares eligible for future sale by our current stockholders may adversely affect our stock price.

To date, we have had very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities.

If we fail to remain current on our reporting requirements, we could be removed from the OTCBB, which would limit the ability of Broker-Dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTCBB, such as the Company, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCBB. If we fail to remain current on our reporting requirements, we could be removed from the OTCBB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

	COMMON STOCK
	MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2012:
Fourth Quarter	$0.09	$0.03
Third Quarter	$0.16	$0.06
Second Quarter	$0.15	$0.06
First Quarter	$0.10	$0.05
FISCAL YEAR ENDED DECEMBER 31, 2011:
Fourth Quarter	$0.17	$0.05
Third Quarter	$0.15	$0.07
Second Quarter	$0.18	$0.10
First Quarter	$0.22	$0.10

(b) Holders of Common Stock

As of March 31, 2013, there were approximately 289 holders of record of the Company's Common Stock. As of March 31, 2013, the closing price of the Company's shares of common stock was $0.023 per share. Pacific Stock Transfer Company (telephone: (702) 361-3033; facsimile: (702) 433-1979) is the registrar and transfer agent for our common stock.

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

Number of
securities
remaining
available for
future issuance
	Number		under equity
	of securities		compensation
	to be issued	Weighted-average	plans
	upon exercise	exercise price	(excluding
	of outstanding	of outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders(1)(2)	11,209,565	0.24	-0-
Total:	11,209,565	$0.24	-0-

(1) In 2012, the Company issued 450,000 options to consultants for services rendered at a weighted average exercise price of $0.08 per share. As of December 31, 2012, the Company had options outstanding exercisable for 6,415,000 shares of the Company’s common stock at a weighted average exercise price of $0.18 per share that were issued for services rendered under the Company’s 2004 Non-Qualified Stock Option Plan, which allows for the issuance of a total of 7,500,000 non-qualified stock options.

(2) In 2012, the Company issued 650,000 warrants at a weighted average exercise price of $0.16 per share. As of December 31, 2012, the Company had warrants outstanding exercisable for 4,794,565 shares of the Company’s common stock at a weighted average exercise price of $0.33 per share.

(e) Recent Sales of Unregistered Securities

The following sales of equity securities by the Company occurred during the three month period ended December 31, 2012:

Common Stock

On December 12, 2012, the Company granted 200,000 shares of restricted common stock under Rule 144 to a consultant for website development services provided.

On December 12, 2012, the Company granted 20,000 shares of restricted common stock under Rule 144 to an employee for services provided.

On December 12, 2012, the Company granted 50,000 shares of restricted common stock under Rule 144 to an employee for services provided.

On December 12, 2012, the Company issued 150,000 shares of restricted common stock under Rule 144 for professional services provided.

On November 6, 2012, the Company granted 73,000 shares of restricted common stock under Rule 144 as a debt offering cost on the Dutchess Capital convertible debt financing.

On October 12, 2012, the Company granted 100,000 shares of restricted common stock under Rule 144 to a consultant for services provided.

On October 12, 2012, the Company granted another 100,000 shares of restricted common stock under Rule 144 to a consultant for services provided.

On October 12, 2012, the Company granted 50,000 shares of restricted common stock under Rule 144 to a consultant for video production services provided.

On October 12, 2012, the Company granted another 50,000 shares of restricted common stock under Rule 144 to a consultant for video production services provided.

On October 12, 2012, the Company granted 50,000 shares of restricted common stock under Rule 144 to a consultant for video production services provided.

On October 12, 2012, the Company’s Board of Directors granted the issuance of 250,000 shares of restricted common stock under Rule 144 to the Company’s CEO as payment on accrued compensation.

On October 12, 2012, the Company’s Board of Directors granted the issuance of 312,500 shares of restricted common stock under Rule 144 to the Company’s President of Programming as payment on accrued compensation.

The foregoing securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Outlook

Players Network is a media and entertainment company engaged in the development of Digital Networks. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels. The Company has launched its proprietary scalable technology platform. The platform is designed to deliver video content and develop digital social communities, including “Vegas On Demand TV”, which is our first digital branded network that was in development during 2012. We are currently in the process of finalizing enhancements and plan to re-launch the platform during the second quarter of 2013.

The Company operates a Video On Demand (“VOD”) television channel, also named Vegas On Demand, which consists of original programming that is distributed over its own VOD channels to approximately 24,000,000 homes over the internet with distribution partners that include, Comcast, Hulu, Blinkx, Google, and YouTube Video, for DVD home video, and various mobile platforms. Players Network has a fourteen year history of providing consumers with quality ‘Gaming and Las Vegas Lifestyle’ video content.

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

On May 11, 2011, we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We agreed to pay a license fee of 20% of the adjusted gross revenues that we earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date. On November 1, 2012, the Company elected to convert a note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. Both the investments and the note receivable had been written off as impaired at December 31, 2011 due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are not on the balance sheets as of December 31, 2012 and 2011.

In December of 2011, the Company signed an agreement with J&H Productions to produce a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business. The agreement also provides for the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company recognized $95,000 of revenues on November 1, 2012 with the completion of the first of three pilot episodes; accordingly, we have recognized $75,617 of expenses related to the development of the pilot during the year ended December 31, 2012. We plan to complete the final two pilot episodes during 2013.

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

Cost Method of Accounting for Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Impairment analyses on our investments which are accounted for on the cost method of accounting resulted in complete impairment and were expensed in full during the year ended, December 31, 2011.

Deferred Television Costs

Deferred television costs as of December 31, 2012, included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company recognized $95,000 of revenues on November 1, 2012 with the completion of the first of three pilot episodes; accordingly, we have recognized $75,617 of expenses related to the development of the pilot during the year ended December 31, 2012.

Due to practical limitations applicable to monetizing our developed content over On-Demand networks, the Company has not considered collectability of advertising or television license revenues to be reasonably assured, and accordingly, the Company has expensed production costs related to the development of our On-Demand and internet-based content as incurred.

Impairment of Long-Lived Assets

Long-lived assets held and used by PNTV are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. PNTV did not recognize any impairment losses on the disposal of fixed assets during 2012 and 2011.

Debt Issuance Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The Company paid $20,160 and $-0- of debt issuance costs during the years ended December 31, 2012 and 2011, respectively, of which the unamortized balance of debt issuance costs at December 31, 2012 and 2011 was $12,695 and $-0-, respectively. Amortization of debt issuance costs charged to interest expense was $7,465 and $-0- for the years ended December 31, 2012 and 2011, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

Network revenue consists of monthly network broadcast subscription revenue, which is recognized over the period in which the subscription service is available. Broadcast television advertising revenue is recognized when advertisements are aired. Video production revenue is recognized as digital video film is completed and accepted by the customer and collection is reasonably assured. And, merchandise revenue is recognized when products are delivered.

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $92,312 and $93,999 for the years ended December 31, 2012 and 2011, respectively.

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

The Company capitalized a total of $-0- and $99,880 of website development costs during the years ended December 31, 2012 and 2011, respectively, related to its internet television platform which have been incurred pursuant to the development stage.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2012 and 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $561,729 and $420,178 for the years ended December 31, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.
21

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

Results of Operations for the Years Ended December 31, 2012 and December 31, 2011:

	For the Years Ended
	December 31,		Increase /
	2012	2011	(Decrease)
Revenues	$137,904	$75,367	$62,537

Direct operating costs	184,831	328,640	(143,809)
General and administrative	420,994	336,528	84,466
Bad debts expense (recoveries)	(240)	15,240	(15,480)
Salaries and wages	414,853	558,186	(143,333)
Depreciation and amortization	22,945	8,725	14,220

Total Operating Expenses	1,043,383	1,247,319	(203,936)

Net Operating (Loss)	(905,479)	(1,171,952)	(266,473)

Total other income (expense)	(221,487)	(9,529)	211,958

Net (Loss)	$(1,126,966)	$(1,181,481)	$(54,515)

Revenues:

During the years ended December 31, 2012 and 2011, we received revenues primarily from licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the year ended December 31, 2012 were $137,904 compared to revenues of $75,367 in the year ended December 31, 2011, an increase in revenues of $62,537, or 83%. Revenues from networks were down 49%, or $34,476 in the year ended December 31, 2012 compared to 2011, due to decreased revenues from the termination of a license agreement that previously enabled us to distribute our content to a Company in Greece. We anticipate increased market saturation of our video content through our newly revamped websites and the Company’s existing media channels as we re-launch our internet platform in 2013. Production revenues increased by 2,205%, or $97,013 in the year ended December 31, 2012 compared to 2011, due to the completion of the first of a three episode pilot that was commissioned, which will be completed in 2013 and marketed to several media outlets. We have focused entirely on building and expanding our technology and revenues for the future, primarily through the development of a new internet based technology platform that was launched in October of 2011, and is in the process of being enhanced and redeployed in 2013.

Direct Operating Costs:

Direct operating costs were $184,831 for the year ended December 31, 2012 compared to $328,640 for the year ended December 31, 2011, a decrease of $143,809, or 44%. Our direct operating costs in 2012 decreased due to our decreased content development costs as we focused our resources on our internet based technology platform that was launched to expand our distribution through new media channels, and the deferred television costs of $116,454 that have been capitalized until the expenses can be matched against the revenues that will be recognized upon the completion of two remaining pilot episodes.

General and Administrative:

General and administrative expenses were $420,994 for the year ended December 31, 2012 compared to $336,528 for the year ended December 31, 2011, an increase of $84,466, or 25%. General and administrative expense increased primarily due to a change in estimated payroll tax liabilities during 2011 that was not present in 2012.

Bad Debts Expense (Recoveries):

Bad debts expense (recoveries) was $(240) for the year ended December 31, 2012 compared to $15,240 for the year ended December 31, 2011, a decrease of $15,480, or 102%. The decrease was due to changes in the allowance for doubtful accounts.

Salaries and Wages:

Salaries and wages expense totaled $414,853 for the year ended December 31, 2012 compared to $558,186 for the year ended December 31, 2011, a decrease of $143,333, or 26%. The decrease in salaries and wages was primarily due to the departure of an Officer at the end of 2011.

Depreciation and Amortization:

Depreciation and amortization expense was $22,945 for the year ended December 31, 2012 compared to $8,725 for the year ended December 31, 2011, an increase of $14,220, or 163%. Depreciation expense increased due to the additional depreciation on new office equipment and our internet based technology platform purchased and developed, and placed in service during the fourth quarter of 2011.

Net Operating Loss:

Net operating loss for the year ended December 31, 2011 was $905,479, or ($0.01) per share compared to a net operating loss of $1,171,952 for the year ended December 31, 2011, or ($0.02) per share, a decrease of $266,473, or 23%. Net operating loss decreased primarily due to a reduction in estimated payroll tax liabilities during 2011, our decreased direct operating costs and decreased officer compensation for the year ended December 31, 2012 compared to the same period in 2011. We decreased production as we focused our resources on our newly created and revamped websites that will be used to expand our distribution through new media channels, and experienced cost savings related to the departure of our former President and COO during the year ended December 31, 2012, compared to the year ended December 31, 2011.

Other Income (Expense):

Other income (expense) was $(221,487) for the year ended December 31, 2012 compared to $(9,529) for the year ended December 31, 2011, an increase of $211,958, or 2,224%. Other income (expense) increased primarily due to the change in derivative liability and related expenses incurred during the year ended December 31, 2012 that were not incurred during the year ended December 31, 2011.

Net Loss:

The net loss for the year ended December 31, 2012 was $1,126,966, or ($0.02) per share, compared to a net loss of $1,181,481, or ($0.02) per share, for the year ended December 31, 2011, a decreased net loss of $54,515, or 5%. Net loss decreased primarily as a result of our decreased direct operating costs due to deferred television costs, cost savings related to the departure of our former President and COO, and increased revenues, as diminished by increased interest expense and derivative costs related to convertible debts incurred during the year ended December 31, 2012, compared to the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2012 compared to December 31, 2011.

	December 31,
	2012	2011
Total Assets	$217,314	$181,851

Total Liabilities	$1,380,780	$918,558

Accumulated (Deficit)	$(21,858,894)	$(20,731,928)

Stockholders’ Equity (Deficit)	$(1,163,466)	$(736,707)

Working Capital (Deficit)	$(1,261,865)	$(850,268)

Sources and Uses of Cash

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and convertible debt financing. At December 31, 2012, we had a negative working capital position of $(1,261,865). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. We currently have an outstanding financing agreement that enables the Company to draw additional proceeds of $345,000 at the discretion of the lender. There are no assurances that we will be able to draw on these funds, or obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels, or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

Debt Instruments, Guarantees, and Related Covenants

On March 13, 2013, the Company received net proceeds of $55,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $60,500 (“First JMJ Note”), which matures on March 12, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.

On February 19, 2013, the Company received $42,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“Sixth Asher Note”), which matures on November 21, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500.

On January 11, 2013, the Company received $35,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“Fifth Asher Note”), which matures on September 16, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (58%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500.

On December 12, 2012, the Company received $32,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“Fourth Asher Note”), and matures on September 14, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (58%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500.

On November 6, 2012, the Company received net proceeds of $27,000 in exchange for a non-interest bearing, unsecured convertible promissory note (“Dutchess Capital Note”) with a face value of $35,000 that matures on May 6, 2013. Upon an event of default, the face value is convertible into shares of common stock at the discretion of the note holder at a price equal to, the lesser of either (i) 60% of the lowest closing bid price during the twenty (20) trading days immediately preceding the Notice of Conversion or (ii) seven cents ($0.07) per share. On the ninetieth (90th) day following Closing, the Company shall make mandatory monthly payments to the Holder in the amount of one thousand ($1,000) per month. The Company paid a debt issuance cost of $3,050 and 73,000 shares of restricted stock with a fair market value of $5,110, based on the Company’s closing stock price on the date of grant, and $3,050 in cash.

On September 6, 2012, the Company received $37,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“Third Asher Note”), and matures on June 10, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500.

On August 9, 2012, the Company received $50,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“Continental Note”), and matures on May 31, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 30% of the average of the three lowest reported daily sale or daily closing bid prices (whichever is the lower) for the Company’s common stock as reported on the OTCBB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded) during the thirty (30) trading days immediately preceding the Conversion Date, subject to adjustment as provided herein (including, without limitation, adjustment pursuant to Section 6), or a fixed conversion price of $0.001 per share, whichever is greater. Interest shall be due and payable, in arrears, on the last day of each month while any portion of the Principal Amount remains outstanding. The note carries a twenty two percent (16%) interest rate in the event of default. The Company paid a debt issuance cost of $1,500.

On July 10, 2012, the Company received $37,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“Second Asher Note”), and matures on April 12, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500.

On May 3, 2012, the Company received $58,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“First Asher Note”), and matures on February 7, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $3,000.

On December 7, 2011, we received a short term of $35,000, unsecured loan from a shareholder bearing interest at 4% that matured June 7, 2012. The note is currently in default.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice in 2013. In the year ending December 31, 2012, the Company issued 6,981,254 shares of common stock valued at $561,729 in lieu of cash payments to employees and outside consultants, consisting of the value of common stock and common stock options, recorded at fair value. In the year ending December 31, 2011, the Company issued 2,317,599 shares of common stock valued at $420,178 in lieu of cash payments to employees and outside consultants, consisting of the value of common stock and common stock options, recorded at fair value. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in 2013.

Satisfaction of Our Cash Obligations for the Next 12 Months

As of December 31, 2012, our balance of cash and cash equivalents was $2,076. We believe we cannot satisfy our cash requirements for the next twelve months with our current cash on hand. Our operations are subject to attaining adequate financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our operations.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $750,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our planned operations. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from our Enterprise Technology Platform, is through sale of shares of our common stock, third party financing, and/or traditional debt financing. We may continue to pay for services with shares of common stock in lieu of cash if financing is unavailable.

In the event we are not successful in obtaining financing, we may not be able to proceed with our business plan for the commercialization of our products and further research and development of new products. We anticipate that we will incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off- Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2012.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(e). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2012, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.
27

2.	As of December 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since
Mark Bradley	50	Chief Executive Officer, Principal Financial Officer and Chairman	1993
Michael Berk	66	President of Programming and Director	2000
Doug Miller	67	Director	2005
Jim Bates(1)	56	Director	2013

(1)Appointed January 8, 2013

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

Jim Bates has an extensive track record of success in digital media, cable, sales, distribution, marketing and advertising. Jim is proficient at developing and implementing strategies to increase market share and profitability. He has a history of involvement in successful cable programming startup properties, including ESPN, The Golf Channel (grew TGC’s distribution 500%, from 7M to 42M homes), Sports Channel New York (currently a part of MSG Media) and HRTV. As principal of Blue Line Media Ventures, Jim consults with startups and existing businesses interested in moving into the cable and digital space; advises on crafting strategies, writing business plans, compiling financial models, establishing linear 24x7 models, and launching subscription-based video on demand services to expedite market reach.

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

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry; or, as an affiliated person, director or employee of an investment company, bank, savings and loan association; also, an insurance company or from engaging in, or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we believe that during 2012 our Directors and executive officers did not comply with all Section 16(a) filing requirements. Specifically, Mr. Bradley and Mr. Berk failed to file Form 4’s with respect to the issuance of common shares and options for 2012. Doug Miller failed to file Form 4’s with respect to the issuance of common stock options that were granted during 2012. Jim Bates also failed to file Form 4’s with respect to the issuance of common stock options that were granted during 2013.

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company's Audit Committee during fiscal 2012, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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
30

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the years ended December 31, 2012, 2011 and 2010:

Summary Compensation Table

Name and
Principal	Stock	Option
Position	Year	Salary	Awards	Awards	All Other	Total
(a)	(b)	(c)	(e)(1)	(f)(1)	Compensation	Compensation
Mark Bradley,	2012	$63,300	$123,473	$-0-	$-0-	$186,773
Chief Executive Officer	2011	$106,155	$71,800	$14,229	$-0-	$192,184
	2010	$36,204	$103,500	$304,745	$-0-	$444,449

Michael Berk,	2012	$37,806	$108,770	$-0-	$-0-	$146,576
President of Programming	2011	$70,152	$-0-	$14,229	$-0-	$84,381
	2010	$25,000	$5,000	$4,942	$-0-	$34,942

Peter Heumiller,	2012	$1,731	$-0-	$-0-	$-0-	$1,731
President(2)	2011	$70,962	$27,059	$77,201	$-0-	$175,222
(1)	The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2012, 2011 and 2010, in accordance with FASB ASC 718-10 of awards of stock and stock options. Assumptions used in the calculation of this amount are included in the footnotes to our audited financial statements for the fiscal year ended December 31, 2012, included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(2)	Mr. Heumiller was appointed as the Company’s President effective March 1, 2011 and resigned March 12, 2012.
31

Employment Agreements

Mark Bradley, Chief Executive Officer

On January 1, 2005, we employed Mr. Bradley under an extension of his employment agreement. This agreement provides that Mr. Bradley is entitled to receive an annual salary of $150,000. Provided that established criteria are met, Mr. Bradley is also entitled to 10% of all royalties that we receive from sources directly resulting from his efforts. On September 1, 2010, we extended Mr. Bradley’s employment under a replacement employment agreement. This agreement provides that Mr. Bradley is entitled to receive an annual salary of $175,000, with an additional monthly automobile allowance of $700. Mr. Bradley is entitled to participate in any and all employee benefit plans established for the employees of the Company. The employment agreement confers upon Mr. Bradley a right of first refusal with respect to any proposed sale of all or a substantial portion of the Company's assets. The employment agreement does not contain a covenant not to compete preventing Mr. Bradley from competing with the Company after the termination of the employment agreement. The employment agreement was renewed for a five (5) year period through August 31, 2015.

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

Peter Heumiller, President

On March 1, 2011, the Company entered into an employment agreement with Peter Heumiller pursuant to which Mr. Heumiller served as the Company’s President. Mr. Heumiller’s Employment Agreement was for an initial term commencing on March 1, 2011 and ending on February 28, 2013. Pursuant to Mr. Heumiller’s employment agreement, he is paid a base salary of $90,000. In addition, Mr. Heumiller is entitled to receive a quarterly bonus based on the Company’s net revenues during each fiscal quarter (“Stretch Bonus”). If Mr. Heumiller was terminated without “cause,” he was entitled to receive, subject to the execution of a general release: (i) immediate payment in full of an amount equal to his monthly base salary (as in effective immediately prior to the termination) multiplied by the number of months remaining under the term of his employment agreement and (ii) an immediate payment in an amount equal to the last Stretch Bonus payment multiplied by the number of quarters remaining under the term of his employment agreement. If Mr. Heumiller’s employment is terminated due to death or disability, he or his heirs, is entitled to any accrued but unpaid salary, plus a continuation of salary for up to six months, plus a prorated monthly Stretch Bonus based on the last quarterly Stretch Bonus received by Mr. Heumiller for a period of six months. Mr. Heumiller’s compensation package, consisting of cash and equity awards was terminated with his resignation on March 12, 2012. All payments paid in 2011 satisfied the Company’s liability and no additional compensation was earned in 2012, other than a final $1,731 payment.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the value of all unexercised options previously awarded to the Named Executive Officers at the fiscal year ended December 31, 2012.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (f)	Market Value of Shares or Units of Stock That Have Not Vested ($) (g)
Mark Bradley	100,000	-0-	$0.25	February 7, 2014	-0-	-0-
	1,500,000	-0-	$0.22	July 18, 2014	-0-	-0-
	100,000	-0-	$0.10	February 28, 2013	-0-	-0-
	250,000	-0-	$0.20	November 29, 2013	-0-	-0-
	1,500,000	-0-	$0.15	August 27, 2013	-0-	-0-
	50,000	-0-	$0.20	January 8, 2013	-0-	-0-
	250,000	-0-	$0.20	January 8, 2013	-0-	-0-
Michael Berk	100,000	-0-	$0.25	February 7, 2014	-0-	-0-
	100,000	-0-	$0.10	February 28, 2013	-0-	-0-
	250,000	-0-	$0.20	November 29, 2013	-0-	-0-
	50,000	-0-	$0.20	January 8, 2013	-0-	-0-
	250,000	-0-	$0.20	January 8, 2013	-0-	-0-
(1)	All outstanding options were fully vested on the date of grant.
32

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

Mr. Heumiller’s employment agreement provided that if he is terminated without “cause,” he was entitled to receive, subject to the execution of a general release: (i) immediate payment in full of an amount equal to his monthly base salary (as in effective immediately prior to the termination) multiplied by the number of months remaining under the term of his employment agreement and (ii) an immediate payment in an amount equal to the last Stretch Bonus payment multiplied by the number of quarters remaining under the term of his employment agreement. If his employment was terminated due to death or disability, he or his heirs, were entitled to any accrued but unpaid salary, plus a continuation of salary for up to six months, plus a prorated monthly Stretch Bonus based on the last quarterly Stretch Bonus received by him for a period of six months.

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the years ended December 31, 2012.

		Stock	Option	All Other
		Awards	Awards	Compensation	Total
Name		($)	($)	($)	($)
(a)	Year	(c)	(d)	(g)(1)	(h)
Doug Miller(1)	2012	$-0-	$16,807	$-0-	$16,807

The amounts in columns (c) and (d) reflect the fair value dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2012, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2012. Assumptions used in the calculation of this amount are included in the footnotes to our audited financial statements for the year ended December 31, 2012 included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(1)	On February 29, 2012 the Company granted Doug Miller cashless options to purchase 300,000 shares of its common stock in exchange for services rendered as a director. The options carry an exercise price of $0.08 per share, exercisable over 36 months from the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2013, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2013 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o Players Network, 1771 E. Flamingo Road, #201-A, Las Vegas, NV 89119.

33

	Common Stock			Series A Preferred Stock		Series B Preferred Stock
Name of Beneficial Owner(1)	Number of Shares		% of Class(2)	Number of Shares	% of Class(3)	Number of Shares		% of Class(4)	Total Voting Power(13)
Officers and Directors:
Mark Bradley, CEO and Director(5)	17,221,217		19.9%	1,000,000	50%	–		–	26.5%
Michael Berk, President of Programming and Director(6)(7)	5,173,127		6.3%	1,000,000	50%	–		–	20.8%
Doug Miller, Director(8)(9)	950,000		1.1%	–	–	–		–	*
James Bates, Director(10)	500,000		*	–	–	–		–	*
Directors and Officers as a Group (5 persons)	23,844,344		27.1%	2,000,000	100%	4,349,339		100%	47.3%
5% Holders:
David W. Tice	7,554,768	(11)	9.2%	–	–	4,349,339	(12)	100%	13.0%(14)

* less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.

(2) Percentage of beneficial ownership is based upon 82,195,972 shares of Common Stock outstanding as of March 31, 2013. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of March 31, 2013, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3) Percentage of beneficial ownership is based upon 2,000,000 shares of Series A Preferred Stock outstanding as of March 31, 2013.

(4) Percentage of beneficial ownership is based upon 4,349,339 shares of Series B Preferred Stock outstanding as of March 31, 2013.

(5) Includes stock options to purchase 4,299,565 shares of Common Stock exercisable within 60 days of March 31, 2013 and 25,000 shares held for the benefit of Mr. Bradley’s minor daughter.

(6) Includes (i) 38,000 shares held by MJB Productions, which is 100% owned by Mr. Berk, (ii) options to purchase 350,000 shares of Common Stock exercisable within 60 days of March 31, 2013.

(7) Excludes (i) 125,000 shares held by Mr. Berk’s ex-wife, and (ii) 125,000 shares by Mr. Berk’s adult son.

(8) Includes options to purchase 850,000 shares of Common Stock exercisable within 60 days of March 31, 2013.

(9) Excludes (i) 100,000 shares held by Mr. Miller’s adult son.

(10) Includes options to purchase 350,000 shares of Common Stock exercisable within 60 days of March 31, 2013.

(11) Information based on Schedule 13D filed with the SEC on October 19, 2011, Form 4 filed on October 10, 2011 and October 11, 2011 and the Company’s shareholder reports.

(12) Includes 4,349,339 shares of Series B Preferred, which is convertible into 5,544,702 shares of common stock, held by Tice Capital, LLC. Mr. Tice is the sole member and manager of Tice Capital, LLC and has voting and dispositive control over the shares held by Tice Capital, LLC. Therefore, Mr. Tice is deemed to be the beneficial owner of these shares.

(13) Series A Preferred Stock carries preferential voting power of 25:1. Both MR. Bradley and Mr. Berk hold 1 million shares of Series A Preferred Stock, and carry 25 million additional votes each.

(14) Includes 5,544,702 votes based on Mr. Tice’s Series B Preferred Stock Warrants that are convertible into common shares and carry an equal number of common stock votes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Our Common Stock currently trades on the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors. Our Board of Directors has determined that each of Messrs. Miller and Bates are “independent” in accordance with the NASDAQ Global Market’s requirements.

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

34

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended December 31, 2012 and 2011, respectively.

	For the Years Ended
	December 31,
	2012	2011
Audit fees:	$28,500	$23,250
Audit-related fees:	–	–
Tax fees:	–	–
All other fees:	–	–
Total fees paid or accrued to our principal accountant	$28,500	$23,250

We do not have an Audit Committee. Our board of directors acted as the Company's Audit Committee during fiscal 2012, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

35

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 2.(A)(1) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 2.(A)(2) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.3	Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State on June 9, 1994 (incorporated by reference to Exhibit 5.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

3.4	Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State on June 4, 2007 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 8, 2007)

4.1	2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

4.2	2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on January 18, 2007)

4.3	Certificate of Designation for Series A Preferred Stock filed with the Nevada Secretary of State on July 24, 2007 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on July 26, 2007)

4.4	Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

4.5	Certificate of Designation for Series B Preferred Stock filed with the Nevada Secretary of State on December 17, 2010 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.6	Form of Series B Stock Warrant dated December 17, 2010 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

10.1	Distribution Agreement between the Company and Comcast Programming Development, Inc. dated November 1, 2005 (incorporated by reference to Exhibit 10.1 of the Form 10-K/A filed with the Securities and Exchange Commission by Players Network on January 14, 2013)

10.2	Employment Agreement dated January 1, 2005 for Mark Bradley Feldgreber (incorporated by reference to Exhibit 10.2 of the Form 10KSB filed with the Securities and Exchange Commission by Players Network on April 13, 2007)

10.3	Employment Agreement dated January 1, 2005 for Michael Berk (incorporated by reference to Exhibit 10.3 of the Form 10KSB filed with the Securities and Exchange Commission by Players Network on April 13, 2007)

10.4	Subscription Agreement dated as of October 10, 2007 by and between the Company and Timothy Sean Shiah (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 4, 2007)

10.5**	Distribution Agreement dated June 5, 2008, between Players Network and MicroPlay, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 12, 2008)

10.6	Series B Preferred Stock and Warrant Purchase Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)
36

10.7	Investor’s Rights Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

10.8	Employment Agreement dated March 1, 2011 for Peter Heumiller (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on March 10, 2011)

10.9	May 3, 2012 – Promissory Note (Asher 1) (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.10	May 3, 2012 – Securities Purchase Agreement (Asher 1) (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.11	July 10, 2012 – Promissory Note (Asher 2) (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.12	July 10, 2012 – Securities Purchase Agreement (Asher 2) (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.13	September 6, 2012 – Promissory Note (Asher 3) (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.14	September 6, 2012 – Securities Purchase Agreement (Asher 3) (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.15	August 9, 2012 – Promissory Note (Continental) (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.16	August 9, 2012 – Note & Warrant Purchase Agreement (Continental) (incorporated by reference to Exhibit 10.8 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.17	August 9, 2012 – Amendment to Promissory Note (Continental) (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.18	November 7, 2012 – Promissory Note (Dutchess Opportunity Fund, II, LP) (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.19	November 7, 2012 – Investment Agreement (Dutchess Opportunity Fund, II, LP) (incorporated by reference to Exhibit 10.10 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.20	November 7, 2012 – Registration Rights Agreement (Dutchess Opportunity Fund, II, LP) (incorporated by reference to Exhibit 10.12 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.21*	December 12, 2012 – Promissory Note (Asher 4)

10.22*	December 12, 2012 – Securities Purchase Agreement (Asher 4)

10.23*	January 11, 2013 – Promissory Note (Asher 5)

10.24*	January 11, 2013 – Securities Purchase Agreement (Asher 5)

10.25*	February 19, 2013 – Promissory Note (Asher 6)

10.26*	February 19, 2013 – Securities Purchase Agreement (Asher 6)

10.27*	March 13, 2013 – Promissory Note (JMJ Financial 1)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 7, 2010)
37

23.1	Consent of Weaver & Martin LLC (incorporated by reference to Exhibit 23.3 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

23.2	Consent of M&K CPAS, PLLC (incorporated by reference to Exhibit 23.2 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

23.3	Consent of M&K CPAS, PLLC (incorporated by reference to Exhibit 23.2 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 17, 2010)

24.1*	Power of Attorney (including on signature page)

31.1*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Confidential Treatment Requested

38

39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Players Network

We have audited the accompanying balance sheets of Players Network as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players Network as of December 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 11, 2013

PLAYERS NETWORK

BALANCE SHEETS

	December 31,	December 31,
	2012	2011
Assets

Current assets:
Cash	$2,076	$49,208
Accounts receivable, net of allowance for doubtful accounts of $-0- and $240, at December 31, 2012 and 2011, respectively	–	4,000
Deferred television costs	116,454	–
Prepaid expenses	385	15,082
Total current assets	118,915	68,290

Investments, cost method	–	–
Fixed assets, net	85,704	113,561
Debt issuance costs, net	12,695	–

Total Assets	$217,314	$181,851

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$609,325	$581,970
Accrued expenses	225,439	209,183
Deferred revenues	135,000	92,405
Convertible debentures, net of discounts of $196,092 and $-0- at December 31, 2012 and 2011, respectively	19,408	–
Short term debt, currently in default	35,000	35,000
Derivative liabilities	356,608	–
Total current liabilities	1,380,780	918,558

Total Liabilities	1,380,780	918,558

Stockholders' (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B convertible preferred stock, $0.001 par value, 10,873,347 shares authorized; 4,349,339 shares issued and outstanding	4,349	4,349
Common stock, $0.001 par value, 150,000,000 shares authorized; 69,488,757 and 61,131,390 shares issued and outstanding at December 31, 2012 and 2011, respectively	69,489	61,131
Additional paid-in capital	20,619,590	19,927,741
Accumulated (deficit)	(21,858,894)	(20,731,928)
Total Stockholders' (Deficit)	(1,163,466)	(736,707)

Total Liabilities and Stockholders' (Deficit)	$217,314	$181,851

The accompanying notes are an integral part of these financial statements.

PLAYERS NETWORK

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2012	2011

Revenue:	$137,904	$75,367

Expenses:
Direct operating costs	184,831	328,640
General and administrative	420,994	336,528
Officer salaries	343,531	477,854
Salaries and wages	71,322	80,332
Bad debts (recoveries)	(240)	15,240
Depreciation and amortization	22,945	8,725
Total operating expenses	1,043,383	1,247,319

Net operating loss	(905,479)	(1,171,952)

Other income (expense):
Other income	13,020	17,115
Gain on sale of fixed assets	5,250	–
Impairment of cost method investment	–	(25,499)
Interest income	500	–
Interest (expense)	(75,671)	(1,145)
Change in derivative liabilities	(164,586)	–
Total other income (expense)	(221,487)	(9,529)

Net loss	$(1,126,966)	$(1,181,481)

Weighted average number of common shares outstanding - basic and fully diluted	65,274,241	60,219,637

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

PLAYERS NETWORK

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

									Total
	Series A		Series B				Additional		Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December 31, 2010	2,000,000	$2,000	4,349,339	$4,349	59,534,226	$59,535	$19,309,159	$(19,550,447)	$(175,404)
Shares issued for cash, related party	–	–	–	–	869,565	869	199,131	–	200,000
Shares cancelled for non-performance of services	–	–	–	–	(1,590,000)	(1,590)	1,590	–	–
Shares issued for services	–	–	–	–	1,108,334	1,108	148,809	–	149,917
Shares issued for compensation, related party	–	–	–	–	1,209,265	1,209	97,649	–	98,858
Options granted for services	–	–	–	–	–	–	15,243	–	15,243
Options granted for compensation, related party	–	–	–	–	–	–	156,160	–	156,160
Net (loss) for the year ended December 31, 2011								(1,181,481)	(1,181,481)
Balance, December 31, 2011	2,000,000	$2,000	4,349,339	$4,349	61,131,390	$61,131	$19,927,741	$(20,731,928)	$(736,707)
Shares issued for cash	–	–	–	–	250,000	250	24,750	–	25,000
Shares issued for cash, related party	–	–	–	–	200,000	200	19,800	–	20,000
Shares cancelled for non-performance of services	–	–	–	–	(361,765)	(362)	362	–	–
Shares issued for services	–	–	–	–	4,033,800	4,034	300,241	–	304,275
Shares issued for compensation, related party	–	–	–	–	2,947,454	2,948	229,295	–	232,243
Options granted for services	–	–	–	–	–	–	8,404	–	8,404
Options granted for compensation, related party	–	–	–	–	–	–	16,807	–	16,807
Shares issued for conversion of debts	–	–	–	–	1,287,878	1,288	33,712	–	35,000
Adjustments to derivative liability due to debt conversions	–	–	–	–	–	–	58,478	–	58,478
Net (loss) for the year ended December 31, 2012								(1,126,966)	(1,126,966)
Balance, December 31, 2012	2,000,000	$2,000	4,349,339	$4,349	69,488,757	$69,489	$20,619,590	$(21,858,894)	$(1,163,466)

The accompanying notes are an integral part of these financial statements.

PLAYERS NETWORK

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
Cash flows from operating activities
Net (loss)	$(1,126,966)	$(1,181,481)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Bad debts expense (recoveries)	(240)	15,240
Impairment of cost method investment	–	25,499
Depreciation and amortization expense	22,945	8,725
Gain on sale of fixed assets	(5,250)	–
Forgiveness of debt	–	(17,115)
Change in fair market value of derivative liabilities	164,586	–
Amortization of convertible note payable discounts	57,908	–
Amortization of debt issuance costs	7,465	–
Stock issued for services	304,275	149,917
Stock issued for compensation, related party	232,243	98,858
Options and warrants granted for services	8,404	15,243
Options and warrants granted for services, related party	16,807	156,160
Decrease (increase) in assets:
Accounts receivable	4,240	13,192
Deferred television costs	(116,454)	–
Prepaid expenses	14,697	(15,082)
Increase (decrease) in liabilities:
Deferred revenues	42,595	92,405
Accounts payable	27,355	29,341
Accrued expenses	16,256	(203,617)
Net cash used in operating activities	(329,134)	(812,715)

Cash flows from investing activities
Payment of investment in note receivable	–	(20,000)
Payment on equity method investments	–	(25,499)
Proceeds from the sale of fixed assets	10,162	–
Purchase of fixed assets	–	(121,823)
Net cash provided by (used in) investing activities	10,162	(167,322)

Cash flows from financing activities
Proceeds from convertible debentures	247,000	–
Proceeds from long term debt	–	35,000
Repayment of long term debt	–	(18,000)
Payments on debt issuance costs	(20,160)	–
Proceeds from sale of common stock	25,000	–
Proceeds from sale of common stock, related party	20,000	200,000
Net cash provided by financing activities	271,840	217,000

Net increase (decrease) in cash	(47,132)	(763,037)
Cash - beginning	49,208	812,245
Cash - ending	$2,076	$49,208

Supplemental disclosures:
Interest paid	$1,500	$1,053
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of debt discount	$250,500	$–
Value of shares issued for conversion of debt	$35,000	$–
Value of derivative adjustment due to debt conversions	$58,478	$–
Cancellation of shares of common stock, 361,765 shares	$362	$–

The accompanying notes are an integral part of these financial statements.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

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

Cash and Cash Equivalents

PNTV maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2012 and 2011.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from video production services on a project basis and subscriptions for video content. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense (recoveries) was $(240) and $15,240 for the years ended December 31, 2012 and 2011, respectively.

Cost Method of Accounting for Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Impairment analyses on our investments which are accounted for on the cost method of accounting resulted in complete impairment and were expensed in full during the year ended, December 31, 2011.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

Deferred Television Costs

Deferred television costs as of December 31, 2012, included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company recognized $95,000 of revenues on November 1, 2012 with the completion of the first of three pilot episodes; accordingly, we have recognized $75,617 of expenses related to the development of the pilot during the year ended December 31, 2012.

Deferred television costs consist of the following at December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Development and pre-production costs	$–	$–
In-production	68,264	–
Post production	48,190	–
Total deferred television costs	$116,454	$–

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

Fixed Assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Software	3 years
Office equipment and website development costs	5 years
Furniture and fixtures	7 years

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

Impairment of Long-Lived Assets

Long-lived assets held and used by PNTV are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. PNTV did not recognize any impairment losses on the disposal of fixed assets during 2012 and 2011.

Debt Issuance Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The Company paid $20,160 and $-0- of debt issuance costs during the years ended December 31, 2012 and 2011, respectively, of which the unamortized balance of debt issuance costs at December 31, 2012 and 2011 was $12,695 and $-0-, respectively. Amortization of debt issuance costs charged to interest expense was $7,465 and $-0- for the years ended December 31, 2012 and 2011, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

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

Network revenue consists of monthly network broadcast subscription revenue, which is recognized over the period in which the subscription service is available. Broadcast television advertising revenue is recognized when advertisements are aired. Video production revenue is recognized as digital video film is completed and accepted by the customer and collection is reasonably assured. And, merchandise revenue is recognized when products are delivered.

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

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

Deferred revenues consist of the following at December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
Deferred revenues on television pilot episodes	$135,000	$55,000
Deferred revenues on audio/video content licensing	–	37,405
Total deferred revenues	$135,000	$92,405

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $92,312 and $93,999 for the years ended December 31, 2012 and 2011, respectively.

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

The Company capitalized a total of $-0- and $99,880 of website development costs during the years ended December 31, 2012 and 2011, respectively, related to its internet television platform which have been incurred pursuant to the development stage.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2012 and 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $561,729 and $420,178 for the years ended December 31, 2012 and 2011, respectively.

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

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($21,858,894), and as of December 31, 2012, the Company’s current liabilities exceeded its current assets by $1,261,865 and its total liabilities exceeded its total assets by $1,163,466. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party

Officers

On October 12, 2012, the Company’s Board of Directors granted the issuance of 250,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $20,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012, the Company’s Board of Directors granted the issuance of 312,500 shares of restricted common stock to the Company’s President of Programming as payment on accrued compensation. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

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

On April 30, 2012 the Company’s Board of Directors granted the issuance of 500,000 shares of restricted common stock to the Company’s CEO as payment on $30,000 of accrued compensation. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant. The officer forgave the $5,000 difference as additional paid in capital.

On April 30, 2012 the Company’s Board of Directors granted the issuance of 500,000 shares of restricted common stock to the Company’s President of Programming as payment on $30,000 of accrued compensation. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant. The officer forgave the $5,000 difference as additional paid in capital.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

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

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

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

Officer compensation expense was $343,531 and $477,854 at December 31, 2012 and 2011, respectively. The balance owed was $68,809 and $60,357 at December 31, 2012 and 2011, respectively.

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

On October 24, 2011, John English, one of the Company’s Board of Directors resigned.

On September 22, 2011, the Company’s Board of Directors appointed Paul Chachko, as a Director of the Company to fill an existing vacancy in accordance with the provisions of the Company’s Series B Preferred Stock Award, in which the holders of the Company’s Series B Preferred Stock have the right to designate or elect one of the Company’s directors (the “Series B Director”) to serve until his successor is duly elected and qualified. The Board also appointed Mr. Chachko as Chairman of the Board. Mark Bradley, the former Chairman of the Board will continue to serve as a member of the Board. On January 11, 2012 Mr. Chachko resigned and Mr. Bradley returned as Chairman of the Board.

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

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

The total fair value of the common stock options was $89,774, and was amortized over the vesting periods. The Company recognized $22,043 of compensation expense during the year ended December 31, 2011. Mr. Chachko resigned on January 11, 2012 and the options were forfeited unexercised.

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

On February 8, 2011 the Company’s Board of Directors granted 100,000 cashless stock options as compensation for service on the Board of Directors in 2011 to one of its former directors. The options are exercisable until February 8, 2014 at an exercise price of $0.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 200% and a call option value of $0.1423, was $14,229.

Officer and Director Changes

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

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2012 and 2011, respectively:

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash	$2,076	$–	$–
Total assets	2,076	–	–
Liabilities
Convertible debentures, net of discounts of $196,092	–	–	19,408
Short term debt	–	35,000	–
Derivative liability	–	–	356,608
Total liabilities	–	35,000	376,016
	$2,076	$(35,000)	$(376,016)

	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
Cash	$49,208	$–	$–
Total assets	49,208	–	–
Liabilities
Short term debt	–	35,000	–
Total liabilities	–	35,000	–
	$–	$(35,000)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2012 and 2011.

Level 2 liabilities consist of a short term, unsecured, promissory note. No fair value adjustment was necessary during the years ended December 31, 2012 and 2011.

Level 3 liabilities consist of a total of $215,500 of convertible debentures and the related derivative liability. A discount of $196,092 was recognized at December 31, 2012 to adjust the convertible notes to fair value. No fair value adjustment was necessary during the year ended December 31, 2011.

Note 5 – Note Receivable

On March 23, 2011 and April 20, 2011 we loaned $19,000 and $1,000, respectively, to iCandy, Inc. (“ICI”) on an unsecured convertible promissory note carrying a 6% interest rate, maturing on May 11, 2012. In accordance with ASC 310-10-35-17, we applied normal loan review procedures and determined it was probable all amounts due from our loan would not be collected due to the financial condition of the debtor. As a result, we recognized impairment bad debts expense of $20,000 during the year ended December 31, 2011. On November 1, 2012, the Company elected to convert the total note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in iCandy Burlesque, Inc. (“ICB”) as disclosed in Note 6 below.

Note 6 – Investments

On May 11, 2011 we acquired a 10% interest in ICI, and a 10% interest in ICB, Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We acquired the interests in exchange for $25,499 that was in turn spent on the development of a promotional video that will be distributed on our website. In addition, we agreed to pay a license fee of 20% of the adjusted gross revenues that we earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date.

On November 1, 2012, the Company elected to convert a note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. Both the investments and the note receivable had been written off as impaired at December 31, 2011 due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are not on the balance sheets as of December 31, 2012 and 2011.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2011, we determined that our cost-method investment in iCandy, Inc. was impaired largely due to the current economic environment and changing business conditions from the time of the initial investment. As a result, we recorded charges of $25,499 in our statement of operations for the year ended December 31, 2011 to write-off our investment in iCandy, Inc.

Note 7 – Fixed Assets

Fixed assets consist of the following at December 31, 2012 and 2011, respectively:

	December 31,
	2012	2011
Software	$–	$6,315
Office equipment	12,898	14,222
Website development costs	99,880	99,880
Furniture and fixtures	2,730	3,912
Less accumulated depreciation	(29,804)	(10,768)
	$85,704	$113,561

During the years ended December 31, 2012, we realized a gain on the sale of assets in the amount of $5,250 from total proceeds of $10,162 received amongst two individuals for the sale of fixed assets with a combined carrying value of $4,912.

Depreciation and amortization expense totaled $22,945 and $8,725 for the years ended December 31, 2012 and 2011, respectively.

Note 8 – Accrued Expenses

As of December 31, 2012 and December 31, 2011 accrued expenses included the following:

	December 31,	December 31,
	2012	2011
Customer Deposits	$13,500	$13,500
Accrued Payroll, Officers	68,808	60,357
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	7,897	92
	$225,439	$209,183

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

Note 9 – Convertible Debentures

Convertible debentures consist of the following at December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Unsecured $32,500 convertible promissory note carries an 8% interest rate (“Fourth Asher Note”), matures on September 14, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (58%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $172 of interest expense related to these debt issuance costs during the year ended December 31, 2012.	$32,500	$–

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

On November 6, 2012, the Company received net proceeds of $27,000 in exchange for a non-interest bearing, unsecured convertible promissory note (“Dutchess Capital Note”) with a face value of $35,000 that matures on May 6, 2013. Upon an event of default, the face value is convertible into shares of common stock at the discretion of the note holder at a price equal to, the lesser of either (i) 60% of the lowest closing bid price during the twenty (20) trading days immediately preceding the Notice of Conversion or (ii) seven cents ($0.07) per share. On the ninetieth (90th) day following Closing, the Company shall make mandatory monthly payments to the Holder in the amount of one thousand ($1,000) per month. The Company paid a debt issuance cost of $3,050 and 73,000 shares of restricted stock with a fair market value of $5,110, based on the Company’s closing stock price on the date of grant, and $3,050 in cash. The debt issuance costs are being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $2,373 of interest expense related to these debt issuance costs during the year ended December 31, 2012. The Company is amortizing the $5,000 original issuance discount over the life of the loan on the straight line method. The Company recognized an additional $1,500 of interest expense on the discount during the year ended December 31, 2012. The principal and accrued interest was paid in full on March 15, 2012 and the convertible promissory note was canceled.	35,000	–

Unsecured $37,500 convertible promissory note carries an 8% interest rate (“Third Asher Note”), matures on June 10, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,047 of interest expense related to these debt issuance costs during the year ended December 31, 2012. The note holder elected to convert $12,000 and $15,000 of principal in exchange for 1,967,213 and 1,973,684 shares of common stock on March 13, 2013 and March 24, 2013, respectively.	37,500	–

Unsecured $50,000 convertible promissory note carries an 8% interest rate (“Continental Note”), matures on May 31, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 30% of the average of the three lowest reported daily sale or daily closing bid prices (whichever is the lower) for the Company’s common stock as reported on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded) during the thirty (30) trading days immediately preceding the Conversion Date, subject to adjustment as provided herein (including, without limitation, adjustment pursuant to Section 6), or a fixed conversion price of $0.001 per share, whichever is greater. Interest shall be due and payable, in arrears, on the last day of each month while any portion of the Principal Amount remains outstanding. The note carries a twenty two percent (16%) interest rate in the event of default. The Company paid a debt issuance cost of $1,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $732 of interest expense related to these debt issuance costs during the year ended December 31, 2012. The note holder elected to convert $10,000 of principal in exchange for 925,925 shares of common stock on March 1, 2013.	50,000	–

Unsecured $37,500 convertible promissory note carries an 8% interest rate (“Second Asher Note”), matures on April 12, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,576 of interest expense related to these debt issuance costs during the year ended December 31, 2012. The note holder elected to convert a total of $15,000 of principal in exchange for 914,634 shares of common stock on February 5, 2013, and $22,500 of principal and $1,500 of accrued interest in exchange for 2,162,162 shares of common stock on February 19, 2013, and the note was converted in full.	37,500	–
F-18

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

Unsecured $58,000 convertible promissory note carries an 8% interest rate (“First Asher Note”), matures on February 7, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $3,000 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,565 of interest expense related to these debt issuance costs during the year ended December 31, 2012. The note holder elected to convert a total of $35,000 of principal in exchange for 1,287,878 shares of common stock during the year ended December 31, 2012. The remaining $23,000 of principal and $2,320 of accrued interest was converted in exchange for 1, 233,703 shares of common stock during January of 2012, and the note was converted in full.	$23,000	$–

Total convertible debenture	215,500	–
Less: unamortized debt discount	(196,092)	–
Convertible debenture	$19,408	$–

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $255,500 and $-0- for the variable conversion feature of the convertible debts incurred during the years ended December 31, 2012 and 2011, respectively. The discounts are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $59,408 and $-0- of interest expense pursuant to the amortization of the note discounts during the years ended December 31, 2012 and 2011, respectively.

The four “Asher” convertible debentures carry default provisions that place a “maximum share amount” on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the Company’s issued and outstanding shares.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivatives associated with the convertible debentures utilizing a lattice model.

The Company recorded interest expense in the amount of $6,405 and $-0- for the years ended December 31, 2012 and 2011, respectively related to convertible debt.

Note 10 – Short Term Debt

Short-term debt consists of the following at December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
4% unsecured debenture, due June 7, 2012. Currently in default.	$35,000	$35,000

Accrued interest on the above promissory note totaled $1,492 and $92 at December 31, 2012 and December 31, 2011, respectively.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

The following presents components of interest expense by instrument type at December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Interest on convertible debentures	$6,405	$–
Amortization of discount on convertible debentures	59,408	–
Amortization of debt issuance costs	7,465	–
Interest on short term debt	1,400	92
Accounts payable related finance charges	993	1,053
	$75,671	$1,145

Note 11 – Derivative Liabilities

As discussed in Note 9 under Convertible Debentures and Note 12 under Stockholders’ Equity (Deficit) below, the Company issued convertible notes payable and convertible preferred stock that provide for the issuance of common stock pursuant to the convertible notes and convertible preferred stock with variable conversion provisions. The conversion terms of the convertible note is variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. With respect to the convertible preferred stock, the conversion price is determined based on an adjustable price using the dilution factors in all common stock, options, warrants and preferred stock granted subsequent to the December 17, 2010 date when the preferred stock was originally granted. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $356,608 and $-0- at December 31, 2012 and 2011, respectively. The change in fair value of the derivative liabilities resulted in a loss of $138,857 and $-0- for the years ended December 31, 2012 and 2011, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $164,586 for the year ended December 31, 2012 consisted of a loss of $126,457 due to the value in excess of the face value of the convertible notes, $25,729 attributable to the fair value of preferred stock, $62,065 attributable to the fair value of warrants granted during 2012 and a net gain in market value of ($49,665).

The following presents the derivative liability value by instrument type December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Convertible debentures	$308,065	$–
Common stock warrants	22,814	–
Convertible preferred stock	25,729	–
	$356,608	$–

The following is a summary of changes in the fair market value of the derivative liability during the year ended December 31, 2012 and the year ended December 31, 2011:

Derivative
Liability
Total
Balance, December 31, 2011	$–
Increase in derivative value due to issuances of convertible promissory notes	376,957
Increase in derivative value attributable to tainted warrants	64,230
Change in fair market value of derivative liabilities due to the mark to market adjustment	(26,101)
Debt conversions	(58,478)
Balance, December 31, 2012	$356,608

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

Key inputs and assumptions used to value the convertible debentures, convertible preferred stock and warrants issued during the years ended December 31, 2012 and 2011:

•	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
•	The warrant exercise prices ranged from $0.15 to $1.00, exercisable over 2 to 3 year periods from the grant date.
•	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
•	The holders would automatically convert the note at the maximum of 3 times the conversion price if the Company was not in default.
•	The monthly trading volume would reflect historical averages and would increase at 1% per month.
•	The Company would redeem the notes based on availability of alternative financing, increasing 2% monthly to a maximum of 10%.
•	The holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.
•	The computed volatility was projected based on historical volatility.
•	The Preferred Series would be redeemed; defaulted or converted within 5 years from issuance.
•	Preferred Series Dilutive Reset events projected to occur based on future projected capital needs ($50,000 per quarter) resulting in the weighted conversion price dropping from the conversion price.
•	The Holder would automatically convert the Preferred at a stock price of 2 times the reset conversion price if the registration was effective and the Company was not in default, with the target exercise price dropping as maturity approaches.
•	The average daily trading volume would increase at a rate of 1% per month.
•	The Holder would redeem based on availability of alternative financing, increasing 0% monthly to a maximum of 0%.

Note 12 –Stockholders’ Equity (Deficit)

Preferred Stock Authorized

The Board, from the authorized capital of 25,000,000 preferred shares, has authorized and designated 2,000,000 shares of Series A preferred stock (“Series A”) and 10,873,347 shares of Series B preferred stock (“Series B”), of which 2,000,000 shares and 4,349,339 shares are issued and outstanding, respectively.

The Series A shares carry 25:1 preferential voting rights, and are convertible into shares of common stock on a 1:1 basis.

The Series B shares are convertible at the option of the holder into shares of common stock at an initial ratio of one share of series B preferred stock into one share of common stock (1:1), as adjusted for the dilutive effects of additional stock subsequent to the original issuance of the series B shares on December 17, 2010. The Series B Preferred conversion ratio shall be adjusted to a price determined by multiplying such Conversion Price by a fraction, the numerator of which shall be the number of shares of Common Stock Outstanding (meaning (1) outstanding Common Stock, (2) Common Stock issuable upon conversion of outstanding Preferred Stock, (3) Common Stock issuable upon exercise of outstanding stock options (including Common Stock issuable upon the conversion of shares or other securities issued pursuant to the exercise of outstanding stock options) and (4) Common Stock issuable upon exercise (and, in the case of warrants to purchase Preferred Stock or other securities, conversion) of outstanding warrants. Shares described in (1) through (4) above shall be included whether vested or unvested, whether contingent or non-contingent and whether exercisable or not yet exercisable.) immediately prior to such issuance plus the number of shares of Common Stock that the aggregate consideration received by this Corporation for such issuance would purchase at such Conversion Price; and the denominator of which shall be the number of shares of Common Stock Outstanding immediately prior to such issuance plus the number of shares of such Additional Stock. The maximum shares of common stock convertible are to be reserved from the authorized shares. As of March 31, 2013, the Series B shares were convertible into 5,544,702 shares of common stock based on a modified conversion ratio of approximately 1.275 due to the dilutive reset provisions, which were reserved from the authorized shares.

Preferred Stock

No preferred shares were issued during the years ended December 31, 2012 and 2011.

Common Stock Authorized

The Company has 150,000,000 shares of common stock authorized, of which 69,488,757 shares were issued and outstanding and 85,035,350 shares were reserved as of December 31, 2012.

Common Stock Issuances (2012)

On December 14, 2012, the Company issued 833,333 shares of common stock pursuant to the conversion of $20,000 of outstanding principal on the First Asher Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On December 12, 2012, the Company granted 200,000 shares of restricted common stock to a consultant for website development services provided. The total fair value of the common stock was $10,000 based on the closing price of the Company’s common stock on the date of grant.

On December 12, 2012, the Company granted 20,000 shares of restricted common stock to an employee for services provided. The total fair value of the common stock was $1,000 based on the closing price of the Company’s common stock on the date of grant.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

On December 12, 2012, the Company granted 50,000 shares of restricted common stock to an employee for services provided. The total fair value of the common stock was $2,500 based on the closing price of the Company’s common stock on the date of grant.

On December 12, 2012, the Company issued 150,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $7,500 based on the closing price of the Company’s common stock on the date of grant.

On November 26, 2012, the Company issued 454,545 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First Asher Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On November 6, 2012, the Company granted 73,000 shares of restricted common stock as a debt offering cost on the Dutchess Capital convertible debt financing. The total fair value of the common stock was $5,110 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012, the Company granted 100,000 shares of restricted common stock to a consultant for services provided. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012, the Company granted another 100,000 shares of restricted common stock to a consultant for services provided. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012, the Company granted 50,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012, the Company granted another 50,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012, the Company issued 150,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012, the Company granted 50,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012, the Company granted 50,000 shares of free trading common stock to a consultant for video production services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012, the Company’s Board of Directors granted the issuance of 250,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $20,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012, the Company’s Board of Directors granted the issuance of 312,500 shares of restricted common stock to the Company’s President of Programming as payment on accrued compensation. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On August 28, 2012, the Company granted 200,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $22,000 based on the closing price of the Company’s common stock on the date of grant.

On August 28, 2012, the Company granted 75,000 shares of free trading common stock to a consultant for business development services provided. The total fair value of the common stock was $8,250 based on the closing price of the Company’s common stock on the date of grant.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

On August 28, 2012, the Company granted 50,000 shares of free trading common stock to a consultant for website development services provided. The total fair value of the common stock was $5,500 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012, the Company granted 25,000 shares of restricted common stock to a consultant for services provided. The total fair value of the common stock was $3,750 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012, the Company granted 150,000 shares of restricted common stock to a consultant for services provided. The total fair value of the common stock was $22,500 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012, the Company issued 50,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $7,500 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012, the Company issued 70,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $10,500 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012, the Company granted 25,000 shares of free trading common stock to a consultant for services provided. The total fair value of the common stock was $3,750 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012, the Company granted 100,000 shares of free trading common stock to a consultant for services provided. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012, the Company’s Board of Directors granted the issuance of 143,154 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $21,473 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012, the Company’s Board of Directors granted the issuance of 91,800 shares of restricted common stock to the Company’s President of Programming as payment on accrued compensation. The total fair value of the common stock was $13,770 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012, the Company granted 175,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $8,750 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012, the Company issued 500,000 shares of restricted common stock for business development services provided. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012, the Company issued 500,000 shares of restricted common stock to another consultant for business development services provided. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012, the Company’s Board of Directors granted the issuance of 500,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012, the Company’s Board of Directors granted the issuance of 500,000 shares of restricted common stock to the Company’s President of Programming as payment on accrued compensation. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012, the Company issued 50,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $2,500 based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2012, the Company issued 50,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $2,500 based on the closing price of the Company’s common stock on the date of grant.

On April 20, 2012, the Company sold 120,000 shares of its common stock and an equal number of warrants, exercisable at $0.15 per share over a three year period pursuant to a unit offering in exchange for total proceeds of $12,000 received from the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The fair value of the common stock warrants using the Black-Scholes option-pricing model is $5,810, or $0.0484 per share, based on 176% volatility and a 0.40% risk-free interest rate.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

On April 18, 2012, the Company issued 600,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $42,000 based on the closing price of the Company’s common stock on the date of grant. The Company retained the right to re-purchase the shares for $42,000 during the next six months.

On February 29, 2012, the Company granted 50,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on May 14, 2012.

On February 29, 2012, the Company granted 50,000 shares of free trading common stock for Information Technology services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on May 14, 2012.

On February 29, 2012, the Company’s Board of Directors granted the issuance of 650,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $52,000 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012, the Company’s Board of Directors granted the issuance of 500,000 shares of restricted common stock to the Company’s President of Programming as payment on accrued compensation. The total fair value of the common stock was $40,000 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012, the Company granted 25,000 shares of restricted common stock to an employee as a bonus for services provided. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012, the Company granted 15,000 shares of restricted common stock to an employee as a bonus for services provided. The total fair value of the common stock was $1,200 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012, the Company granted 130,800 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $10,464 based on the closing price of the Company’s common stock on the date of grant.

On February 29, 2012, the Company granted 100,000 shares of restricted common stock to a consultant for Information Technology services provided. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant.

On February 14, 2012, the Company sold 80,000 shares of its common stock and an equal number of warrants, exercisable at $0.15 per share over a three year period pursuant to a unit offering in exchange for total proceeds of $8,000 received from the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The fair value of the common stock warrants using the Black-Scholes option-pricing model is $5,870, or $0.0734 per share, based on 168% volatility and a 0.40% risk-free interest rate.

On January 15, 2012, the Company sold 250,000 shares of its common stock and an equal number of warrants, exercisable at $0.15 per share over a three year period pursuant to a unit offering in exchange for total proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The fair value of the common stock warrants using the Black-Scholes option-pricing model is $17,968, or $0.0719 per share, based on 163% volatility and a 0.34% risk-free interest rate.

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

On August 26, 2011, the Company’s Board of Directors granted the issuance of 100,000 shares of restricted common stock to Peter Heumiller, the Company’s former President and COO as a compensation bonus. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

On August 26, 2011 the Company’s Board of Directors granted the issuance of 897,500 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $71,800 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011, the Company’s Board of Directors granted the issuance of 25,000 shares of restricted common stock to an independent contractor for business development services provided. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011, the Company’s Board of Directors granted the issuance of 35,000 shares of restricted common stock to an independent contractor for business development services provided. The total fair value of the common stock was $2,800 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011, the Company’s Board of Directors granted the issuance of 25,000 shares of restricted common stock to an independent contractor for merchandise and product sales & services provided. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011, the Company’s Board of Directors granted the issuance of 25,000 shares of restricted common stock to an independent contractor for merchandise and product sales & services provided. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant.

On August 26, 2011, the Company’s Board of Directors granted the issuance of 50,000 shares of free trading common stock to an independent contractor for accounting services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

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

On May 23, 2011, the Company’s Board of Directors granted the issuance of 65,000 shares of restricted common stock, along with a cash payment of $10,000 to a consultant to establish a series of events that will provide media content development opportunities. The total fair value of the common stock was $10,400 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 29, 2011.

On May 23, 2011, the Company’s Board of Directors granted the issuance of 65,000 shares of restricted common stock to a consultant to establish a series of events that will provide media content opportunities. The total fair value of the common stock was $10,400 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 29, 2011.

On May 23, 2011, the Company’s Board of Directors granted the issuance of 50,000 shares of restricted common stock to an independent contractor for business development services provided. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 29, 2011.

On April 20, 2011, the Company sold 869,565 shares of common stock, along with warrants to purchase 869,565 shares of common stock at $0.41 per share, exercisable over a 36 month term from the date of purchase to the Company’s CEO in exchange for total proceeds of $200,000 based on a $0.23 per share sales price. The Company’s closing stock price on the date of sale was $0.17 per share. The shares were subsequently issued on July 20, 2011.

On April 18, 2011, the Company’s Board of Directors granted the issuance of 50,000 shares of free trading common stock to an independent contractor for video production services provided. The total fair value of the common stock was $8,500 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 20, 2011.

On February 8, 2011, the Company’s Board of Directors issued 35,000 shares of restricted common stock to an independent contractor for video editing services provided. The total fair value of the common stock was $6,650 based on the closing price of the Company’s common stock on the date of grant.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

On February 8, 2011, the Company’s Board of Directors issued 50,000 shares of restricted common stock to an employee as a bonus for administration services provided. The total fair value of the common stock was $9,500 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011, the Company’s Board of Directors issued 35,000 shares of restricted common stock to an employee as a bonus for administration services provided. The total fair value of the common stock was $6,650 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011, the Company’s Board of Directors issued 10,000 shares of restricted common stock to an employee as a bonus for administration services provided. The total fair value of the common stock was $1,900 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011, the Company’s Board of Directors issued 15,000 shares of restricted common stock to an independent contractor for video production services provided. The total fair value of the common stock was $2,850 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011, the Company’s Board of Directors issued 90,000 shares of restricted common stock to the Company’s major vendor in satisfaction for video production services provided. The total fair value of the common stock was $17,100 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011, the Company’s Board of Directors issued 25,000 shares of free trading common stock to an independent contractor for office support services provided. The total fair value of the common stock was $4,750 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011, the Company’s Board of Directors granted the issuance of 105,000 shares of free trading common stock to an independent contractor for video production services provided. The total fair value of the common stock was $19,950 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on April 20, 2011.

On February 8, 2011, the Company’s Board of Directors granted the issuance of 20,000 shares of free trading common stock to an independent contractor for video production services provided. The total fair value of the common stock was $3,800 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on April 20, 2011.

Common Stock Cancellations (2012)

On May 16, 2012, the Company cancelled 361,765 shares for non-performance of services commensurate with the departure of one of the Company’s Officers.

Common Stock Cancellations (2011)

On August 26, 2011, the Company cancelled 1,500,000 shares for non-performance of services.

On August 26, 2011, the Company cancelled 15,000 shares for non-performance of services.

On August 26, 2011, the Company cancelled 75,000 shares for non-performance of services.

Note 13 – Common Stock Options

Common Stock Options Granted (2012)

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

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

Common Stock Options Granted (2011)

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

The total fair value of the common stock options was $89,774, and was amortized over the vesting periods. The Company recognized $22,043 of compensation expense during the year ended December 31, 2011. Mr. Chachko resigned on January 11, 2012 and the options were forfeited unexercised.

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

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

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

Common Stock Options Cancelled (2012)

A total of 2,299,000 options were forfeited and cancelled with the departure of two of the Company’s Directors and one of its Officers during the year ended December 31, 2012.

Common Stock Options Cancelled (2011)

No options or were cancelled during the year ended December 31, 2011.

Common Stock Options Expired (2012)

During the year ended December 31, 2012, a total of 1,100,000 options that were outstanding as of December 31, 2011 expired. The expiration of the options had no impact on the current period operations.

Common Stock Options Expired (2011)

During the year ended December 31, 2011, a total of 1,075,000 options that were outstanding as of December 31, 2010 expired. The expiration of the options and warrants had no impact on the current period operations.

Common Stock Options Exercised

No options were exercised during the years ended December 31, 2012 and 2011.

The following is a summary of information about the Common Stock Options outstanding at December 31, 2012.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.08 – $0.25	6,415,000	0.96 years	$0.18	6,415,000	$0.18

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2012	2011

Average risk-free interest rates	0.30%	0.46%
Average expected life (in years)	1.50	1.90
Volatility	207%	197%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During 2012 and 2011, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2012 and 2011 was approximately $0.08 and $0.22 per option, respectively.

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2010	7,350,000	$0.19
Options expired	(1,075,000)	(0.19)
Options cancelled	–	–
Options granted	3,089,000	0.22
Options exercised	–	–

Balance, December 31, 2011	9,364,000	0.19
Options expired	(1,100,000)	(0.19)
Options cancelled	(2,299,000)	(0.21)
Options granted	450,000	0.08
Options exercised	–	–

Balance, December 31, 2012	6,415,000	$0.18

Exercisable, December 31, 2012	6,415,000	$0.18

The Company expensed $25,211 and $171,403 from the amortization of common stock options during the years ended December 31, 2012 and 2011, respectively.

Note 14 – Series B Preferred Stock Warrants

The Series B preferred stock warrants are exercisable into shares of Series B preferred stock, which in turn is convertible at the option of the holder into shares of common stock at an initial ratio of one share of series B preferred stock into one share of common stock (1:1), as adjusted for the dilutive effects of additional stock subsequent to the original issuance of the series B shares on December 17, 2010 as disclosed in more detail within Note 12. As of March 31, 2013, the Series B warrants were convertible into shares of Series B convertible stock, which is convertible into 5,544,702 shares of common stock.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

Series B Preferred Stock Warrants Granted

No series B preferred stock warrants were granted during the years ended December 31, 2012 and 2011.

Series B Preferred Stock Warrants Cancelled

No series B preferred stock warrants were cancelled during the years ended December 31, 2012 and 2011.

Series B Preferred Stock Warrants Expired

No series B preferred stock warrants were expired during the years ended December 31, 2012 and 2011.

Series B Preferred Stock Warrants Exercised

No series B preferred stock warrants were exercised during the years ended December 31, 2012 and 2011.

The following is a summary of information about the Series B Preferred Stock Warrants outstanding at December 31, 2012.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.41	4,349,339	1 year	$0.41	-0-	$-0-

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2012	2011

Average risk-free interest rates	0.99%	0.99%
Average expected life (in years)	1.5	1.5
Volatility	429%	429%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series B preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series B preferred stock warrants. During 2012 and 2011, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2012 and 2011 was approximately $0.41 per warrant.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

The following is a summary of activity of outstanding series B preferred stock warrants:

Weighted
Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2010	4,349,339	$0.41
Options expired	–	–
Options cancelled	–	–
Options granted	–	–
Options exercised	–	–

Balance, December 31, 2011	4,349,339	0.41
Options expired	–	–
Options cancelled	–	–
Options granted	–	–
Options exercised	–	–

Balance, December 31, 2012	4,349,339	$0.41

Exercisable, December 31, 2012	4,349,339	$0.41

Note 15 – Common Stock Warrants

Common Stock Warrants Granted (2012)

On August 9, 2012 the Company issued warrants to purchase 200,000 shares at $0.18 per share, exercisable for 60 months in exchange for cash proceeds of $50,000 received pursuant to a convertible debenture. The proceeds received were allocated between the debenture and warrants on a relative fair value basis. The fair value of the common stock warrants using the Black-Scholes option-pricing model is $18,452, or $0.0923 per share, based on 169% volatility and a 0.74% risk-free interest rate.

On April 20, 2012, the Company granted 120,000 warrants, exercisable at $0.15 per share over a three year period as part of the sale of a unit offering, including the sale of 120,000 shares of common stock, in exchange for total proceeds of $12,000 received from the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The fair value of the common stock warrants using the Black-Scholes option-pricing model is $5,810, or $0.0484 per share, based on 176% volatility and a 0.40% risk-free interest rate.

On February 14, 2012 the Company issued warrants to purchase 80,000 shares at $0.15 per share, exercisable for 36 months in exchange for cash proceeds of $8,000 from the Company’s CEO in conjunction with the sale of 80,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The fair value of the common stock warrants using the Black-Scholes option-pricing model is $5,870, or $0.0734 per share, based on 168% volatility and a 0.40% risk-free interest rate.

On January 15, 2012 the Company issued warrants to purchase 250,000 shares at $0.15 per share, exercisable for 36 months in exchange for cash proceeds of $25,000 in conjunction with the sale of 250,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The fair value of the common stock warrants using the Black-Scholes option-pricing model is $17,968, or $0.0719 per share, based on 163% volatility and a 0.34% risk-free interest rate.

Common Stock Warrants Granted (2011)

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

Common Stock Warrants Cancelled

No warrants were cancelled during the years ended December 31, 2012 and 2011.

Common Stock Warrants Expired (2012)

During the year ended December 31, 2012, a total of 2,407,780 warrants that were outstanding as of December 31, 2011 expired. The expiration of the warrants had no impact on the current period operations.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

Common Stock Warrants Expired (2011)

During the year ended December 31, 2011, a total of 120,000 warrants that were outstanding as of December 31, 2010 expired. The expiration of the warrants had no impact on the current period operations.

Common Stock Warrants Exercised

No warrants were exercised during the years ended December 31, 2012 and 2011.

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2012.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.15 - $1.00	4,794,565	0.85 years	$0.33	4,794,565	$0.33

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2012	2011

Average risk-free interest rates	0.47%	0.46%
Average expected life (in years)	3.50	1.90
Volatility	169%	197%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During 2012 and 2011, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2012 and 2011 was approximately $0.16 and $0.41 per warrant, respectively.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2010	5,972,780	$0.29
Warrants expired	(290,000)	(0.18)
Warrants cancelled	–	–
Warrants granted	869,565	0.41
Warrants exercised	–	–

Balance, December 31, 2011	6,552,345	0.31
Warrants expired	(2,407,780)	(0.23)
Warrants cancelled	–	–
Warrants granted	650,000	0.16
Warrants exercised	–	–

Balance, December 31, 2012	4,794,565	$0.33

Exercisable, December 31, 2012	4,794,565	$0.33

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

Note 16 – Forgiveness of Debt

The Company recognized debt forgiveness income in the total amount of $13,020 and $17,115 during the years ended December 31, 2012 and 2011, respectively, as presented in other income within the Statements of Operations.

On February 22, 2011, we settled a convertible promissory note in the original principal amount of $25,000 with a payment of $15,000. The note holder forgave the remaining $10,000 of principal and $4,641 of accrued interest. An additional $318 of accrued interest was forgiven from another lender whose principal debt balance was paid in full on December 17, 2010. Both of these debt settlements were included in the $17,115 debt forgiveness amount as presented in other income at December 31, 2011. The debt forgiveness of $13,020 was derived from the settlement of trade payables and cash received as repayments of prior period compensation from our former president.

Note 17 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2012 and 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2012, the Company had approximately $13,777,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$4,821,950	$4,515,000

Net deferred tax assets before valuation allowance	$4,821,950	$4,515,000
Less: Valuation allowance	(4,821,950	(4,515,000)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2012 and 2011, respectively.

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

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

Note 18 – Operating Lease

The Company leases its office facilities under a month to month, cancelable operating sublease agreement from one of its vendors that provide video production and editing services. The monthly rental amount under the agreement is $4,025. Lease expense totaled $48,300 and $33,615 during 2012 and 2011, respectively.

Note 19 – Commitments

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

Note 20 – Concentrations in Sales to Few Customers

The largest two customers accounted for 91% and 84% of revenues for the year ended December 31, 2012 and 2011, respectively, as well as, 100% of the Company’s accounts receivable balance at December 31, 2011. An adverse change in the Company’s relationship with these customers could negatively affect the Company’s revenues and their results of operations. One of these customers has received prepaid licensing fees in 2011 for the right to use certain audio/video content through approximately September 30, 2012. We currently have no agreements with them beyond that date, and don’t anticipate any further revenues from this Company.

Note 21 – Company is Dependent on Few Major Suppliers

The Company is dependent on third-party vendors for all of its video content production and services. In 2012 and 2011, purchases from the Company’s two largest vendors accounted for approximately 50% and 54% of direct operating costs, respectively. The Company is dependent on the ability of its vendors to provide services and content on a timely basis and on favorable pricing terms. The loss of certain suppliers could have a material adverse effect on the Company. The Company believes that its relationships with its suppliers are satisfactory.

Note 22 – Subsequent Events

Director Appointment

On January 8, 2013, Mr. Jim Bates was appointed to the Company’s Board of Directors.

Convertible Debenture Proceeds and Repayments

The Company repaid $1,000 on each date of February 6, 2013 and March 11, 2013 on the Dutchess Capital Note. The Company then repaid the remaining $33,000 outstanding on March 14, 2013, and the convertible promissory note was subsequently cancelled as paid in full.

On March 13, 2013, the Company received net proceeds of $55,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $60,500 (“First JMJ Note”), which matures on March 12, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.

On February 19, 2013, the Company received $42,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“Sixth Asher Note”), which matures on November 21, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

On January 11, 2013, the Company received $35,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“Fifth Asher Note”), which matures on September 16, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (58%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan.

Common Stock Issuances for Debt Conversions

On April 3, 2013, the Company issued 925,925 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the Continental Equities Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 25, 2013, the Company issued 657,894 shares of common stock pursuant to the conversion of $5,000 of outstanding principal on the Continental Equities Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 25, 2013, the Company issued 1,973,684 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the Third Asher Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 13, 2013, the Company issued 1,967,213 shares of common stock pursuant to the conversion of $12,000 of outstanding principal on the Third Asher Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 1, 2013, the Company issued 925,925 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the Continental Equities Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 19, 2013, the Company issued 2,162,162 shares of common stock pursuant to the conversion of $24,000 of convertible debt, consisting of $22,500 of principal and $1,500 of accrued and unpaid interest, on the Second Asher Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 5, 2013, the Company issued 914,634 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the Second Asher Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 16, 2013, the Company issued 516,000 shares of common stock pursuant to the conversion of $10,320 of convertible debt, consisting of $8,000 of principal and $2,320 of accrued and unpaid interest, on the First Asher Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 2, 2013, the Company issued 717,703 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First Asher Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Issuances for Services

On March 13, 2013, the Company issued 600,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $13,200 based on the closing price of the Company’s common stock on the date of grant.

On February 19, 2013, the Company granted 200,000 shares of restricted common stock to a consultant for website development services provided. The total fair value of the common stock was $4,400 based on the closing price of the Company’s common stock on the date of grant.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

On January 8, 2013, the Company issued 300,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2013, the Company granted 50,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $2,500 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2013, the Company granted 50,000 shares of restricted common stock to a consultant for Information Technology services provided. The total fair value of the common stock was $2,500 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2013, the Company issued 150,000 shares of restricted common stock for consulting services provided to one of our Directors. The total fair value of the common stock was $7,500 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2013, the Company issued 620,000 shares of common stock to its CEO for unpaid compensation. The total fair value of the common stock was $31,000 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2013, the Company issued 760,000 shares of common stock to its President of Programming for unpaid compensation. The total fair value of the common stock was $38,000 based on the closing price of the Company’s common stock on the date of grant.

On January 7, 2013, the Company issued 142,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $5,680 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Option Issuances

On January 8, 2013, the Company’s Board of Directors granted 300,000 fully vested common stock options as compensation for service on the Board of Directors in 2013 to one of its directors. The options are exercisable until January 8, 2017 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 177% and a call option value of $0.0368, was $11,048.

On January 8, 2013, the Company’s Board of Directors granted 100,000 fully vested common stock options as compensation for service on the Board of Directors in 2013 to one of its directors. The options are exercisable until January 8, 2017 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 177% and a call option value of $0.0368, was $3,683.

On January 8, 2013, the Company’s Board of Directors granted 250,000 fully vested common stock options as compensation for service on the Board of Directors in 2013 to one of its directors. The options are exercisable until January 8, 2017 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 177% and a call option value of $0.0368, was $9,206.

On January 8, 2013, the Company’s Board of Directors granted 500,000 fully vested common stock options as compensation for services to a consultant. The options are exercisable until January 8, 2017 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 177% and a call option value of $0.0368, was $18,413.

Common Stock Options Expired

On January 9, 2013, a total of 750,000 options amongst five option holders expired.

On March 1, 2013, a total of 375,000 options amongst four option holders expired.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYERS NETWORK

By:	/s/ Mark Bradley
Date: April 11, 2013	Mark Bradley, Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of PLAYERS NETWORK, whose signature appears below hereby constitutes and appoints Mark Bradley, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2012 (the “Annual Report”) of PLAYERS NETWORK and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

Name	Title	Date

/s/ Mark Bradley	Director & Chief Executive Officer (Principal	April 11, 2013
Mark Bradley	Executive Officer & Principal Accounting Officer)

/s/ Michael Berk	Director and President of Programming	April 11, 2013
Michael Berk

/s/ Doug Miller	Director	April 11, 2013
Doug Miller

/s/ James Bates	Director	April 11, 2013
James Bates