Form 10-Q
period 2013-03-31
PLAYERS NETWORK
filed 2013-05-13
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______to _________.

Commission file number: 000-29363

(Exact name of registrant as specified in its charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1771 E. Flamingo Road, #201-A Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock on May 10, 2013 was 91,018,609.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended March 31, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLAYERS NETWORK

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
Assets	(Unaudited)

Current assets:
Cash	$576	$2,076
Deferred television costs	116,454	116,454
Prepaid expenses	2,280	385
Total current assets	119,310	118,915

Investments, cost method	–	–
Fixed assets, net	79,967	85,704
Debt issuance costs, net	5,778	12,695

Total Assets	$205,055	$217,314

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$624,721	$609,325
Accrued expenses	218,700	225,439
Deferred revenues	135,000	135,000
Convertible debentures, net of discounts of $159,148 and $196,092 at March 31, 2013 and December 31, 2012, respectively	56,852	19,408
Short term debt, currently in default	35,000	35,000
Derivative liabilities	290,402	356,608
Total current liabilities	1,360,675	1,380,780

Total Liabilities	1,360,675	1,380,780

Stockholders' (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B convertible preferred stock, $0.001 par value, 10,873,347 shares authorized; 4,349,339 shares issued and outstanding	4,349	4,349
Common stock, $0.001 par value, 600,000,000 shares authorized; 82,195,972 and 69,488,757 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	82,196	69,489
Additional paid-in capital	21,056,652	20,619,590
Accumulated (deficit)	(22,300,817)	(21,858,894)
Total Stockholders' (Deficit)	(1,155,620)	(1,163,466)

Total Liabilities and Stockholders' (Deficit)	$205,055	$217,314

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Revenue:	$693	$19,474

Expenses:
Direct operating costs	36,075	20,821
General and administrative	143,102	126,999
Officer salaries	73,265	85,450
Salaries and wages	10,645	19,952
Bad debts (recoveries)	–	(240)
Depreciation and amortization	5,737	5,737
Total operating expenses	268,824	258,719

Net operating loss	(268,131)	(239,245)

Other income (expense):
Other income	–	11,299
Gain on sale of fixed assets	–	5,250
Interest (expense)	(171,720)	(568)
Change in derivative liabilities	(2,072)	–
Total other income (expense)	(173,792)	15,981

Net loss	$(441,923)	$(223,264)

Weighted average number of common shares outstanding - basic and fully diluted	75,110,619	61,891,882

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net (loss)	$(441,923)	$(223,264)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Bad debts expense (recoveries)	–	(240)
Depreciation and amortization expense	5,737	5,737
Gain on sale of fixed assets	–	(5,250)
Change in fair market value of derivative liabilities	2,072	–
Amortization of convertible note payable discounts	155,485	–
Amortization of debt issuance costs	11,917	–
Stock issued for services	43,280	29,665
Stock issued for compensation, related party	76,500	92,000
Options and warrants granted for services	18,413	8,404
Options and warrants granted for services, related party	23,937	16,807
Decrease (increase) in assets:
Accounts receivable	–	(25,760)
Prepaid expenses	(1,895)	(80,380)
Increase (decrease) in liabilities:
Deferred revenues	–	93,310
Accounts payable	15,396	36,335
Accrued expenses	(2,919)	(28,970)
Net cash used in operating activities	(94,000)	(81,606)

Cash flows from investing activities
Proceeds from the sale of fixed assets	–	10,162
Net cash provided by (used in) investing activities	–	10,162

Cash flows from financing activities
Proceeds from convertible debentures	137,500	–
Proceeds from long term debt	–	–
Repayment of long term debt	(40,000)	–
Payments on debt issuance costs	(5,000)	–
Proceeds from sale of common stock	–	25,000
Proceeds from sale of common stock, related party	–	8,000
Net cash provided by financing activities	92,500	33,000

Net increase (decrease) in cash	(1,500)	(38,444)
Cash - beginning	2,076	49,208
Cash - ending	$576	$10,764

Supplemental disclosures:
Interest paid	$4,524	$218
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of debt discounts	$119,041	$–
Value of shares issued for conversion of debt	$106,320	$–
Value of derivative adjustment due to debt conversions	$181,319	$–

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments. In addition, the Company had debt instruments that required fair value measurement on a recurring basis.

Cost Method of Accounting for Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Impairment analysis on our investments which are accounted for on the cost method of accounting resulted in complete impairment at December 31, 2012.

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

Deferred revenues consist of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Deferred revenues on television pilot episodes	$135,000	$135,000
Deferred revenues on audio/video content licensing	–	–
Total deferred revenues	$135,000	$135,000

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

Deferred Television Costs

Deferred television costs as of March 31, 2013, included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced.

Deferred television costs consist of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Development and pre-production costs	$–	$–
In-production	68,264	68,264
Post production	48,190	48,190
Total deferred television costs	$116,454	$116,454

Due to practical limitations applicable to monetizing our developed content over On-Demand networks, the Company has not considered collectability of advertising or television license revenues to be reasonably assured, and accordingly, the Company has expensed production costs related to the development of our On-Demand and internet-based content as incurred.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

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

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($22,300,817), and as of March 31, 2013, the Company’s current liabilities exceeded its current assets by $1,241,365 and its total liabilities exceeded its total assets by $1,155,620. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party

Officers

On May 1, 2013, the Company’s Board of Directors granted the issuance of 2,000,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $38,000 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2013, the Company’s Board of Directors granted the issuance of 1,294,066 shares of restricted common stock to the Company’s President of Programming as payment on accrued compensation. The total fair value of the common stock was $24,587 based on the closing price of the Company’s common stock on the date of grant.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

On January 8, 2013, the Company’s Board of Directors granted the issuance of 620,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $31,000 based on the closing price of the Company’s common stock on the date of grant.

On January 8, 2013, the Company’s Board of Directors granted the issuance of 760,000 shares of restricted common stock to the Company’s President of Programming as payment on accrued compensation. The total fair value of the common stock was $38,000 based on the closing price of the Company’s common stock on the date of grant.

Officer compensation expense was $73,265 and $85,450 at March 31, 2013 and 2012, respectively. The balance owed was $62,374 and $29,345 at March 31, 2013 and 2012, respectively.

Board of Directors

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

Officer and Director Changes

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

Players Network

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$576	$–	$–
Total assets	576	–	–
Liabilities
Convertible debentures, net of discounts of $159,148	–	–	56,852
Short term debt	–	35,000	–
Derivative liability	–	–	290,402
Total liabilities	–	35,000	347,254
	$576	$(35,000)	$(347,254)

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash	$2,076	$–	$–
Total assets	2,076	–	–
Liabilities
Convertible debentures, net of discounts of $196,092	–	–	19,408
Short term debt	–	35,000	–
Derivative liability	–	–	356,608
Total liabilities	–	35,000	376,016
	$2,076	$(35,000)	$(376,016)

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

On November 1, 2012, the Company elected to convert a note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. Both the investments and the note receivable had been written off as impaired on December 31, 2011 due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are not on the balance sheets as of March 31, 2013 and December 31, 2012.

Note 6 – Fixed Assets

Fixed assets consist of the following at March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012
Office equipment	$12,898	$12,898
Website development costs	99,880	99,880
Furniture and fixtures	2,730	2,730
Less accumulated depreciation	(35,541)	(29,804)
	$79,967	$85,704

During the three months ended March 31, 2012, we realized a gain on the sale of assets in the amount of $5,250 from total proceeds of $10,162 received amongst two individuals for the sale of fixed assets with a combined carrying value of $4,912.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Depreciation and amortization expense totaled $5,737 and $5,737 for the three months ended March 31, 2013 and 2012, respectively.

Note 7 – Accrued Expenses

As of March 31, 2013 and December 31, 2012 accrued expenses included the following:

	March 31,	December 31,
	2013	2012
Customer Deposits	$13,500	$13,500
Accrued Payroll, Officers	62,373	68,808
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	7,593	7,897
	$218,700	$225,439

Note 8 – Convertible Debentures

Convertible debentures consist of the following at March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012
On March 13, 2013, the Company received net proceeds of $55,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $60,500 (“First JMJ Note”), which matures on March 12, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	$60,500	$32,500

On February 5, 2013, the Company received net proceeds of $5,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $5,500, which matured on March 4, 2013. The principal and interest was convertible into shares of common stock in the event of default at the discretion of the note holder at a price equal to the lesser of sixty percent (60%) of the five (5) day average bid price of the Company’s common stock over the five (5) trading days prior to the conversion request date. The principal and interest was repaid in full prior to maturity on February 23, 2013 out of the proceeds from the Sixth Asher Note described below.	–	–

Unsecured $42,500 convertible promissory note originated on February 19, 2013, carries an 8% interest rate (“Sixth Asher Note”), and matures on November 21, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan.	42,500	–

Unsecured $32,500 convertible promissory note originated on January 11, 2013, carries an 8% interest rate (“Fifth Asher Note”), and matures on September 16, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (58%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan.	35,000	–

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Unsecured $32,500 convertible promissory note carries an 8% interest rate (“Fourth Asher Note”), matures on September 14, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (58%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan.	32,500	32,500

On November 6, 2012, the Company received net proceeds of $27,000 in exchange for a non-interest bearing, unsecured convertible promissory note (“Dutchess Capital Note”) with a face value of $35,000 that matures on May 6, 2013. Upon an event of default, the face value is convertible into shares of common stock at the discretion of the note holder at a price equal to, the lesser of either (i) 60% of the lowest closing bid price during the twenty (20) trading days immediately preceding the Notice of Conversion or (ii) seven cents ($0.07) per share. On the ninetieth (90th) day following Closing, the Company shall make mandatory monthly payments to the Holder in the amount of one thousand ($1,000) per month. The Company paid a debt issuance cost of $3,050 and 73,000 shares of restricted stock with a fair market value of $5,110, based on the Company’s closing stock price on the date of grant, and $3,050 in cash. The debt issuance costs are being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company amortized the $5,000 original issuance discount over the life of the loan on the straight line method. The Company recognized an additional $3,500 and $1,500 of interest expense on the discount during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. The principal and accrued interest was paid in full on March 15, 2012 out of the proceeds from the First JMJ Note and the convertible promissory note was canceled.	–	35,000

Unsecured $37,500 convertible promissory note carries an 8% interest rate (“Third Asher Note”), matures on June 10, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,453 and $1,047 of interest expense related to these debt issuance costs during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. The note holder elected to convert $10,500, $12,000 and $15,000 of principal and $1,500 of accrued interest in exchange for 1,967,213, 1,973,684 and 2,400,000 shares of common stock on March 13, 2013, March 24, 2013 and April 12, 2013, respectively, and the note was converted in full.	10,500	37,500

Unsecured $50,000 convertible promissory note carries an 8% interest rate (“Continental Note”), matures on May 31, 2013. On April 30, 2013, Continental Equities, LLC sold and assigned the remaining principal and accrued interest with all rights and privileges in the original note without recourse to an individual investor. The note hereafter shall be referred to as the, (“Roberts Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 30% of the average of the three lowest reported daily sale or daily closing bid prices (whichever is the lower) for the Company’s common stock as reported on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded) during the thirty (30) trading days immediately preceding the Conversion Date, subject to adjustment as provided herein (including, without limitation, adjustment pursuant to Section 6), or a fixed conversion price of $0.001 per share, whichever is greater. Interest shall be due and payable, in arrears, on the last day of each month while any portion of the Principal Amount remains outstanding. The note carries a twenty two percent (16%) interest rate in the event of default. The Company paid a debt issuance cost of $1,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The note holder elected to convert $10,000 and $5,000 of principal in exchange for 925,925 and 657,894 shares of common stock on March 1, 2013 and March 25, 2013, respectively.	35,000	50,000

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Unsecured $37,500 convertible promissory note carries an 8% interest rate (“Second Asher Note”), matures on April 12, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The note holder elected to convert a total of $15,000 of principal in exchange for 914,634 shares of common stock on February 5, 2013, and $22,500 of principal and $1,500 of accrued interest in exchange for 2,162,162 shares of common stock on February 19, 2013, and the note was converted in full.	–	37,500

Unsecured $58,000 convertible promissory note carries an 8% interest rate (“First Asher Note”), matures on February 7, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $3,000 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The note holder elected to convert a total of $35,000 of principal in exchange for 1,287,878 shares of common stock during the year ended December 31, 2012. The remaining $23,000 of principal and $2,320 of accrued interest was converted in exchange for 1,233,703 shares of common stock during January of 2012, and the note was converted in full.	$–	$23,000

Total convertible debenture	216,000	212,500
Less: unamortized debt discount	(159,148)	(196,092)
Convertible debenture	$56,852	$19,408

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $113,041 and $255,500 for the variable conversion feature of the convertible debts incurred during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. The discounts, along with additional Original Issue Discounts of $6,000, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $155,485 and $-0- of interest expense pursuant to the amortization of the note discounts during the three months ended March 31, 2013 and 2012, respectively.

The six “Asher” convertible debentures carry default provisions that place a “maximum share amount” on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the Company’s issued and outstanding shares.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivatives associated with the convertible debentures utilizing a lattice model.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 9 – Short Term Debt

Short-term debt consists of the following at March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012
4% unsecured debenture, due June 7, 2012. Currently in default.	$35,000	$35,000

Accrued interest on the above promissory note totaled $1,842 and $1,492 at March 31, 2013 and December 31, 2012, respectively.

The following presents components of interest expense by instrument type at March 31, 2013 and 2012, respectively:

	March 31,	March 31,
	2013	2012
Interest on convertible debentures	$7,437	$–
Amortization of discount on convertible debentures	151,714	–
Amortization of debt issuance costs	11,917	–
Interest on short term debt	350	350
Accounts payable related finance charges	302	218
	$171,720	$568

Note 10 – Derivative Liabilities

As discussed in Note 8 under Convertible Debentures, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $290,402 and $356,608 at March 31, 2013 and December 31, 2012, respectively. The change in fair value of the derivative liabilities resulted in a loss of $2,072 and $-0- for the three months ended March 31, 2013 and 2012, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $2,072 for the three months ended March 31, 2013 consisted of a loss of $54,423 due to the value in excess of the face value of the convertible notes, a gain of ($11,942) attributable to the fair value of preferred stock, a gain of ($19,511) attributable to the fair value of warrants and a net gain in market value of ($20,898) on the convertible notes.

The following presents the derivative liability value by instrument type at March31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012
Convertible debentures	$273,312	$308,065
Common stock warrants	3,303	22,814
Convertible preferred stock	13,787	25,729
	$290,402	$356,608

Players Network

Notes to Condensed Financial Statements

(Unaudited)

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2013 and the year ended December 31, 2012:

Derivative
Liability
Total
Balance, December 31, 2011	$–
Increase in derivative value due to issuances of convertible promissory notes	376,957
Increase in derivative value attributable to tainted warrants	64,230
Change in fair market value of derivative liabilities due to the mark to market adjustment	(26,101)
Debt conversions	(58,478)
Balance, December 31, 2012	$356,608
Increase in derivative value due to issuances of convertible promissory notes	167,464
Change in fair market value of derivative liabilities due to the mark to market adjustment	(52,351)
Debt conversions	(181,319)
Balance, March 31, 2013	$290,402

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended March 31, 2013 and the year ended December 31, 2012:

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

Note 11 – Changes in Stockholders’ Equity (Deficit)

Convertible Preferred Stock

The Company has designated 2,000,000 shares of Series A convertible preferred stock (“Series A”) and 10,873,347 shares of Series B convertible preferred stock (“Series B”), of which 2,000,000 shares and 4,349,339 shares are issued and outstanding, respectively, from the 25,000,000 shares authorized. A total of 12,126,653 shares remain undesignated. The Series A shares carry 25:1 preferential voting rights.

No preferred shares were issued during the three months ended March 31, 2013.

Common Stock

The Company amended its Articles of Incorporation on April 29, 2013 to increase the authorized shares of common stock from 150,000,000 shares to 600,000,000 shares, of which 82,195,972 shares were issued and outstanding and 120,035,350 shares were reserved as of March 31, 2013.

Common Stock Issuances for Debt Conversions

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

Players Network

Notes to Condensed Financial Statements

(Unaudited)

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

On February 19, 2013, the Company issued 2,162,162 shares of common stock pursuant to the conversion of $24,000 of convertible debt, consisting of $22,500 of principal and $1,500 of accrued and unpaid interest, on the Second Asher Note. The note was converted in accordance with the conversion 0terms; therefore no gain or loss has been recognized.

On February 5, 2013, the Company issued 914,634 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the Second Asher Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 16, 2013, the Company issued 516,000 shares of common stock pursuant to the conversion of $10,320 of convertible debt, consisting of $8,000 of principal and $2,320 of accrued and unpaid interest, on the First Asher Note. The note was converted in accordance with the conversion 0terms; therefore no gain or loss has been recognized.

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

Note 12 – Warrants and Options

Options Granted

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

Warrants Granted

No warrants were granted during the three months ended March 31, 2013.

Options and Warrants Expired

On January 9, 2013, a total of 750,000 options amongst five option holders expired.

On March 1, 2013, a total of 375,000 options amongst four option holders expired.

Options and Warrants Exercised

No options or warrants were exercised during the three months ended March 31, 2013.

Note 13 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2013 and the year ended December 31, 2012, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2013, the Company had approximately $14,139,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	March 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$4,948,650	$4,515,000
Net deferred tax assets before valuation allowance	4,948,650	4,515,000
Less: Valuation allowance	(4,948,650)	(4,515,000)
Net deferred tax assets	$–	$–

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2013 and December 31, 2012, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31,	December 31,
	2013	2012
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 14 – Subsequent Events

Convertible Debentures

On April 30, 2013, Continental Equities, LLC sold and assigned the remaining principal of $35,000 and accrued interest with all rights and privileges in the original note without recourse to an individual investor.

Common Stock Issuances for Debt Conversions

On April 3, 2013, the Company issued 925,925 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the Continental Equities Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 12, 2013, the Company issued 2,400,000 shares of common stock pursuant to the conversion of $12,000, consisting of $10,500 of outstanding principal and $1,500 of accrued interest on the Third Asher Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Issuances for Services

On May 1, 2013, the Company’s Board of Directors granted the issuance of 2,000,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $38,000 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2013, the Company’s Board of Directors granted the issuance of 1,294,066 shares of restricted common stock to the Company’s President of Programming as payment on accrued compensation. The total fair value of the common stock was $24,587 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2013, the Company issued 150,000 shares of restricted common stock as a bonus for board services provided to one of our Directors. The total fair value of the common stock was $2,850 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2013, the Company issued another 150,000 shares of restricted common stock as a bonus for board services provided to another one of our Directors. The total fair value of the common stock was $2,850 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2013, the Company issued 675,000 shares of free trading common stock for professional services provided. The total fair value of the common stock was $12,825 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2013, the Company granted 150,000 shares of restricted common stock to a consultant for website development services provided. The total fair value of the common stock was $2,850 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2013, the Company granted 300,000 shares of restricted common stock to a consultant for website development services provided. The total fair value of the common stock was $5,700 based on the closing price of the Company’s common stock on the date of grant.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

On May 1, 2013, the Company granted 100,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $1,900 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2013, the Company issued 50,000 shares of restricted common stock for consulting services provided to one of our Directors. The total fair value of the common stock was $950 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2013, the Company issued 125,000 shares of restricted common stock for consulting services provided to one of our Directors. The total fair value of the common stock was $2,375 based on the closing price of the Company’s common stock on the date of grant.

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

On May 11, 2011, we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We agreed to pay a license fee of 20% of the adjusted gross revenues that we earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date. On November 1, 2012, the Company elected to convert a note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. Both the investments and the note receivable had been written off as impaired at December 31, 2011 due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are not on the balance sheets as of March 31, 2013 and December 31, 2012.

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31,		Increase /
	2013	2012	(Decrease)
Revenues	$693	$19,474	$(18,781)

Direct operating costs	36,075	20,821	15,254
General and administrative	143,102	126,999	16,103
Salaries and wages	83,910	105,402	(21,492)
Bad debts expense (recoveries)	–	(240)	(240)
Depreciation and amortization	5,737	5,737	14,220

Total Operating Expenses	268,824	258,719	10,105

Net Operating (Loss)	(268,131)	(239,245)	28,886

Total other income (expense)	(173,792)	15,981	(189,773)

Net (Loss)	$(441,923)	$(223,264)	$218,659

Revenues:

During the three months ended March 31, 2013 and 2012, we received revenues primarily from licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the year ended March 31, 2013 were $693 compared to revenues of $19,474 in the three months ended March 31, 2012, a decrease in revenues of $18,781, or 96%. Revenues from networks were down 100%, or $11,657 in the three months ended March 31, 2013 compared to 2012, due to decreased revenues from the termination of a license agreement that previously enabled us to distribute our content to a Company in Greece. Production revenues also decreased by 100%, or $6,333 in the three months ended March 31, 2013 compared to 2012, due to our inability to complete the last two episodes of a three episode pilot that was commissioned. We expect to complete post production and deliver the remaining two episodes in 2013 as funds become available. The completion of these pilots will enable us to recognize the remaining $135,000 of deferred revenue currently on our balance sheet. Our revenues have been dramatically reduced as we have focused entirely on building and expanding our technology and revenues for the future, primarily through the development of a new internet based technology platform that was launched in October of 2011, and is in the process of being enhanced and redeployed in 2013.

Direct Operating Costs:

Direct operating costs were $36,075 for the three months ended March 31, 2013 compared to $20,821 for the three months ended March 31, 2012, an increase of $15,254, or 73%. Our direct operating costs increased due to our increased website development costs as we focused our resources on our internet based technology platform that was launched to expand our distribution through new media channels.

General and Administrative:

General and administrative expenses were $143,102 for the three months ended March 31, 2013 compared to $126,999 for the three months ended March 31, 2012, an increase of $16,103, or 13%. General and administrative expense increased primarily due to increased professional and regulatory administration fees incurred to amend our Articles of Incorporation to increase our authorized shares of common stock, and prepare filings with the SEC to register shares of common stock that was not present during the three months ended March 31, 2012.

Bad Debts Expense (Recoveries):

Bad debts expense (recoveries) was $-0- for the three months ended March 31, 2013 compared to $(240) for the three months ended March 31, 2012, a decrease of $240, or 100%. The decrease was due to changes in the allowance for doubtful accounts.

Salaries and Wages:

Salaries and wages expense totaled $83,910 for the three months ended March 31, 2013 compared to $105,402 for the three months ended March 31, 2012, a decrease of $21,492, or 20%. The decrease in salaries and wages was primarily due to staffing reductions during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Depreciation and Amortization:

Depreciation and amortization expense was $5,737 for the three months ended March 31, 2013 compared to $5,737 for the three months ended March 31, 2012.

Net Operating Loss:

Net operating loss for the three months ended March 31, 2013 was $268,131, or ($0.00) per share compared to a net operating loss of $239,245 for the three months ended March 31, 2012, or ($0.00) per share, an increase of $28,886, or 12%. Net operating loss increased primarily due to a reduction in revenues, increased direct operating costs and increased professional and regulatory administration fees incurred to amend our Articles of Incorporation to increase our authorized shares of common stock, and prepare filings with the SEC to register shares of common stock for the three months ended March 31, 2013 compared to the same period in 2012. We decreased production as we focused our resources on our newly created and revamped websites that will be used to expand our distribution through new media channels during the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Other Income (Expense):

Other income (expense) was $(173,792) for the three months ended March 31, 2013 compared to $15,981 for the three months ended March 31, 2012, a decrease of $189,773, or 1,187%. Other income (expense) decreased primarily due to the change in derivative liability and related interest expenses related to our convertible debentures incurred during the three months ended March 31, 2013 that were not incurred during the three months ended March 31, 2012.

Net Loss:

The net loss for the three months ended March 31, 2013 was $441,923, or ($0.01) per share, compared to a net loss of $223,264, or ($0.00) per share, for the three months ended March 31, 2012, an increased net loss of $218,659, or 98%. Net loss increased primarily as a result of our decreased revenues, and increased interest expense and derivative costs related to convertible debts incurred during the three months ended March 31, 2013, compared to the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2013 compared to December 31, 2012.

	March 31,	December 31,	Increase /
	2013	2012	(Decrease)
Total Assets	$205,055	$217,314	$(12,259)

Accumulated (Deficit)	$(22,300,817)	$(21,858,894)	$441,923

Stockholders’ Equity (Deficit)	$(1,155,620)	$(1,163,466)	$(7,846)

Working Capital (Deficit)	$(1,241,365)	$(1,261,865)	$(20,500)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and debt and equity financings. At March 31, 2013, we had a negative working capital position of $1,241,365.

Debt Financing

During the three months ended March 31, 2013, we received a total of $143,000 in exchange for a total of four convertible debentures. The convertible debentures mature on various dates through March 12, 2014 and are convertible into shares of common stock at various conversion rates ranging from fifty five percent (55%) of the average of the three (3) lowest trading bid prices to sixty five percent (65%) of the average of the three lowest reported daily sale or daily closing bid prices (whichever is the lower) of the Company’s common stock for the ten (10) trading days prior to the conversion date.

We have utilized these funds to repay $40,000 of previously issued convertible debentures, comply with our regulatory reporting requirements, and to expand our media distribution platforms and to continue production of original programming for our own distribution platforms, as well as our expanding distribution network. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in our industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the three months ended March 31, 2013, the Company granted a total of 2,872,000 shares of common stock valued at $119,780 in lieu of cash payments to employees and outside consultants, compared to the issuance of 1,520,800 shares of common stock valued at $121,664 in lieu of cash payments to employees and outside consultants during the three months ending March 31, 2012. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2013.

During the three months ended March 31, 2013, we issued a total of 9,835,215 pursuant to the conversion of $106,320 of indebtedness on convertible debentures. The conversion prices of a total of $388,500 in convertible notes (principal only) sold between May 3, 2012 and March 31, 2013, of which $216,000 remains outstanding as of March 31, 2013, is convertible at various hypothetical prices discounted to market as depicted in the table below:

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.01 per share
Lender /	Conversion	Principal	100%	75%	50%	25%
Origination	Terms	Borrowed	$0.0090	$0.0068	$0.0045	$0.0023

Individual Investor (Roberts Note) August 9, 2012	Convertible into 30% of the average of the three lowest closing prices over the 10 days prior to the conversion request. Interest rate of 8% with a 16% default rate.	$35,000	3,888,889	5,185,185	7,777,778	15,555,555

Asher Enterprises, Inc. (Third Asher Note) September 6, 2012	Convertible into 55% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$10,500	1,166,667	1,555,556	2,333,333	4,666,667

Asher Enterprises, Inc. (Fourth Asher Note) December 12, 2012	Convertible into 58% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$32,500	3,611,111	4,814,815	7,222,222	14,444,444

Asher Enterprises, Inc. (Fifth Asher Note) January 11, 2013	Convertible into 58% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$35,000	3,888,889	5,185,185	7,777,778	15,555,556

Asher Enterprises, Inc. (Sixth Asher Note) February 19, 2013	Convertible into 55% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$42,500	4,722,222	6,296,296	9,444,444	18,888,889

JMJ Financial (First JMJ Note) March 13, 2013	Convertible into 65% of the average of the lowest trading price over the 25 days prior to the conversion request. Interest rate of 10%.	$60,500	6,722,222	8,962,963	13,444,444	26,888,889

		$216,000	24,000,000	32,000,000	48,000,000	96,000,000

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sales of equity securities by the Company occurred during the three month period ended March 31, 2013:

Common Stock Issuances for Debt Conversions

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

Common Stock Issuances for Services

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

On January 8, 2013, the Company issued 620,000 shares of restricted common stock to its CEO for unpaid compensation.

On January 8, 2013, the Company issued 760,000 shares of restricted common stock to its President of Programming for unpaid compensation.

On January 7, 2013, the Company issued 142,000 shares of restricted common stock for professional services provided.

The above securities were issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

The Company amended its Articles of Incorporation on April 29, 2013 to increase the authorized shares of common stock from 150,000,000 shares to 600,000,000 shares. The authorized shares of preferred stock were not affected and remain unchanged.

Item 6. Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 2.(A)(1) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 2.(A)(2) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.3	Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State on June 9, 1994 (incorporated by reference to Exhibit 5.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

3.4	Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State on June 4, 2007 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 8, 2007)

3.5*	Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State on May 6, 2013

4.1	2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

4.2	2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on January 18, 2007)

4.3	Certificate of Designation for Series A Preferred Stock filed with the Nevada Secretary of State on July 24, 2007 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on July 26, 2007)

4.4	Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

4.5	Certificate of Designation for Series B Preferred Stock filed with the Nevada Secretary of State on December 17, 2010 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.6	Form of Series B Stock Warrant dated December 17, 2010 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

10.1	Distribution Agreement between the Company and Comcast Programming Development, Inc. dated November 1, 2005 (incorporated by reference to Exhibit 10.1 of the Form 10-K/A filed with the Securities and Exchange Commission by Players Network on January 14, 2013)

10.2	Employment Agreement dated January 1, 2005 for Mark Bradley Feldgreber (incorporated by reference to Exhibit 10.2 of the Form 10KSB filed with the Securities and Exchange Commission by Players Network on April 13, 2007)

10.3	Employment Agreement dated January 1, 2005 for Michael Berk (incorporated by reference to Exhibit 10.3 of the Form 10KSB filed with the Securities and Exchange Commission by Players Network on April 13, 2007)

10.4	Subscription Agreement dated as of October 10, 2007 by and between the Company and Timothy Sean Shiah (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 4, 2007)

10.5**	Distribution Agreement dated June 5, 2008, between Players Network and MicroPlay, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 12, 2008)

10.6	Series B Preferred Stock and Warrant Purchase Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

10.7	Investor’s Rights Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

10.8	Employment Agreement dated March 1, 2011 for Peter Heumiller (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on March 10, 2011)

10.9	May 3, 2012 – Promissory Note (Asher 1) (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.10	May 3, 2012 – Securities Purchase Agreement (Asher 1) (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.11	July 10, 2012 – Promissory Note (Asher 2) (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.12	July 10, 2012 – Securities Purchase Agreement (Asher 2) (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.13	September 6, 2012 – Promissory Note (Asher 3) (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.14	September 6, 2012 – Securities Purchase Agreement (Asher 3) (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.15	August 9, 2012 – Promissory Note (Continental) (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.16	August 9, 2012 – Note & Warrant Purchase Agreement (Continental) (incorporated by reference to Exhibit 10.8 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.17	August 9, 2012 – Amendment to Promissory Note (Continental) (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.18	November 7, 2012 – Promissory Note (Dutchess Opportunity Fund, II, LP) (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.19	November 7, 2012 – Investment Agreement (Dutchess Opportunity Fund, II, LP) (incorporated by reference to Exhibit 10.10 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.20	November 7, 2012 – Registration Rights Agreement (Dutchess Opportunity Fund, II, LP) (incorporated by reference to Exhibit 10.12 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.21	December 12, 2012 – Promissory Note (Asher 4) (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2013)

10.22	December 12, 2012 – Securities Purchase Agreement (Asher 4) (incorporated by reference to Exhibit 10.22 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2013)

10.23	January 11, 2013 – Promissory Note (Asher 5) (incorporated by reference to Exhibit 10.23 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2013)

10.24	January 11, 2013 – Securities Purchase Agreement (Asher 5) (incorporated by reference to Exhibit 10.24 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2013)

10.25	February 19, 2013 – Promissory Note (Asher 6) (incorporated by reference to Exhibit 10.25 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2013)

10.26	February 19, 2013 – Securities Purchase Agreement (Asher 6) (incorporated by reference to Exhibit 10.26 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2013)

10.27	March 13, 2013 – Promissory Note (JMJ Financial 1) (incorporated by reference to Exhibit 10.27 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2013)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 7, 2010)

23.1	Consent of Weaver & Martin LLC (incorporated by reference to Exhibit 23.3 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

23.2	Consent of M&K CPAS, PLLC (incorporated by reference to Exhibit 23.2 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

23.3	Consent of M&K CPAS, PLLC (incorporated by reference to Exhibit 23.2 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 17, 2010)

31.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Players Network

Date: May 13, 2013	/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

