Form 10-K/A
period 2012-12-31
PLAYERS NETWORK
filed 2013-07-30
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO

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

i

This Amendment to Annual Report is provided based upon that certain comment letter dated July 3, 2013 from the Securities and Exchange Commission. The additional disclosure pertains to Item 5 and the Note 12 of the financial statements.

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

The foregoing securities were issued in reliance on Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended. The shares were issued in private transactions to United States residents. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

On October 12, 2012, the Company issued 150,000 S-8 shares of common tock for professional services provided. The total fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012, the Company granted 50,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012, the Company granted 50,000 S-8 shares of common stock to a consultant for video production services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

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

On August 28, 2012, the Company granted 75,000 S-8 shares of common stock to a consultant for business development services provided. The total fair value of the common stock was $8,250 based on the closing price of the Company’s common stock on the date of grant.

PLAYERS NETWORK NOTES TO FINANCIAL STATEMENTS

On August 28, 2012, the Company granted 50,000 S-8 shares of common stock to a consultant for website development services provided. The total fair value of the common stock was $5,500 based on the closing price of the Company’s common stock on the date of grant.

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

On July 10, 2012, the Company issued 50,000 S-8 shares of common stock for professional services provided. The total fair value of the common stock was $7,500 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012, the Company issued 70,000 S-8 shares of common stock for professional services provided. The total fair value of the common stock was $10,500 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012, the Company granted 25,000 S-8 shares of common stock to a consultant for services provided. The total fair value of the common stock was $3,750 based on the closing price of the Company’s common stock on the date of grant.

On July 10, 2012, the Company granted 100,000 S-8 shares of common stock to a consultant for services provided. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

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

On April 30, 2012, the Company issued 50,000 S-8 shares of common stock for professional services provided. The total fair value of the common stock was $2,500 based on the closing price of the Company’s common stock on the date of grant.

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

On February 29, 2012, the Company granted 50,000 S-8 shares of common stock for professional services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on May 14, 2012.

On February 29, 2012, the Company granted 50,000 S-8 shares of common stock for Information Technology services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on May 14, 2012.

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

On April 18, 2011, the Company’s Board of Directors granted the issuance of 50,000 S-8 shares of common stock to an independent contractor for video production services provided. The total fair value of the common stock was $8,500 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 20, 2011.

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

On February 8, 2011, the Company’s Board of Directors issued 25,000 S-8 shares of common stock to an independent contractor for office support services provided. The total fair value of the common stock was $4,750 based on the closing price of the Company’s common stock on the date of grant.

On February 8, 2011, the Company’s Board of Directors granted the issuance of 105,000 S-8 shares of common stock to an independent contractor for video production services provided. The total fair value of the common stock was $19,950 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on April 20, 2011.

On February 8, 2011, the Company’s Board of Directors granted the issuance of 20,000 S-8 shares of common stock to an independent contractor for video production services provided. The total fair value of the common stock was $3,800 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on April 20, 2011.

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

PLAYERS NETWORK

By:	/s/ Mark Bradley
Date: July 30, 2013	Mark Bradley, Chief Executive Officer

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

Name	Title	Date

/s/ Mark Bradley	Director & Chief Executive Officer (Principal	July 30, 2013
Mark Bradley	Executive Officer & Principal Accounting Officer)

/s/ Michael Berk	Director and President of Programming	July 30, 2013
Michael Berk

/s/ Doug Miller	Director	July 30, 2013
Doug Miller

/s/ James Bates	Director	July 30, 2013
James Bates