Form 10-Q
period 2013-06-30
PLAYERS NETWORK
filed 2013-08-13
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2013.

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock on August 12, 2013 was 103,103,275.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended June 30, 2013

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
Assets	(Unaudited)

Current assets:
Cash	$590	$2,076
Deferred television costs	116,454	116,454
Prepaid expenses	175	385
Total current assets	117,219	118,915

Investments, cost method	–	–
Fixed assets, net	74,231	85,704
Debt issuance costs, net	11,252	12,695

Total Assets	$202,702	$217,314

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$632,173	$609,325
Accrued expenses	202,556	225,439
Deferred revenues	135,000	135,000
Convertible debentures, net of discounts of $155,773 and $196,092 at June 30, 2013 and December 31, 2012, respectively	62,227	19,408
Short term debt, currently in default	35,000	35,000
Derivative liabilities	448,099	356,608
Total current liabilities	1,515,055	1,380,780

Total Liabilities	1,515,055	1,380,780

Stockholders' (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B convertible preferred stock, $0.001 par value, 10,873,347 shares authorized; 4,349,339 shares issued and outstanding	4,349	4,349
Common stock, $0.001 par value, 600,000,000 shares authorized; 99,865,775 and 69,488,757 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	99,866	69,489
Additional paid-in capital	21,314,891	20,619,590
Accumulated (deficit)	(22,733,459)	(21,858,894)
Total Stockholders' (Deficit)	(1,312,353)	(1,163,466)

Total Liabilities and Stockholders' (Deficit)	$202,702	$217,314

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue:	$386	$11,225	$1,079	$30,699

Expenses:
Direct operating costs	41,194	28,555	77,269	49,376
General and administrative	80,158	103,148	223,260	230,147
Officer salaries	45,850	85,450	119,115	170,900
Salaries and wages	7,780	19,741	18,425	39,693
Bad debts (recoveries)	–	10,000	–	9,760
Depreciation and amortization	5,736	5,736	11,473	11,473
Total operating expenses	180,718	252,630	449,542	511,349

Net operating loss	(180,332)	(241,405)	(448,463)	(480,650)

Other income (expense):
Other income	–	10,000	–	21,299
Gain on sale of fixed assets	–	–	–	5,250
Loss on debt conversions	(1,625)	–	(1,625)	–
Interest expense	(60,940)	(7,334)	(232,660)	(7,902)
Change in derivative liabilities	(189,745)	(194,940)	(191,817)	(194,940)
Total other income (expense)	(252,310)	(192,274)	(426,102)	(176,293)

Net loss	$(432,642)	$(433,679)	$(874,565)	$(656,943)

Weighted average number of common shares outstanding - basic and fully diluted	92,951,300	64,934,889	84,080,243	63,413,385

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net (loss)	$(874,565)	$(656,943)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Bad debts expense (recoveries)	–	9,760
Depreciation and amortization expense	11,473	11,473
Gain on sale of fixed assets	–	(5,250)
Change in fair market value of derivative liabilities	191,817	194,940
Amortization of convertible note payable discounts	208,726	6,258
Amortization of debt issuance costs	16,203	–
Stock issued for services and losses on debt conversions	106,755	135,415
Stock issued for compensation, related party	144,787	142,000
Options and warrants granted for services	18,413	8,404
Options and warrants granted for services, related party	23,937	16,807
Decrease (increase) in assets:
Accounts receivable	–	(5,760)
Deferred television costs	–	(124,431)
Prepaid expenses	210	14,832
Increase (decrease) in liabilities:
Deferred revenues	–	122,953
Accounts payable	15,588	4,997
Accrued expenses	(14,830)	(30,955)
Net cash used in operating activities	(151,486)	(155,500)

Cash flows from investing activities
Proceeds from the sale of fixed assets	–	10,162
Net cash provided by investing activities	–	10,162

Cash flows from financing activities
Proceeds from convertible debentures	197,500	58,000
Proceeds from long term debt	–	–
Repayment of long term debt	(40,000)	–
Payments on debt issuance costs	(7,500)	–
Proceeds from sale of common stock	–	25,000
Proceeds from sale of common stock, related party	–	20,000
Net cash provided by financing activities	150,000	103,000

Net increase (decrease) in cash	(1,486)	(42,338)
Cash - beginning	2,076	49,208
Cash - ending	$590	$6,870

Supplemental disclosures:
Interest paid	$2,358	$437
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of debt discounts	$168,907	$58,000
Value of shares issued for conversion of debt	$171,053	$–
Value of derivative adjustment due to debt conversions	$260,733	$–

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

Deferred revenues consist of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Deferred revenues on television pilot episodes	$135,000	$135,000
Deferred revenues on audio/video content licensing	–	–
Total deferred revenues	$135,000	$135,000

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

Deferred Television Costs

Deferred television costs as of June 30, 2013, included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced.

Deferred television costs consist of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Development and pre-production costs	$–	$–
In-production	68,264	68,264
Post production	48,190	48,190
Total deferred television costs	$116,454	$116,454

Due to practical limitations applicable to monetizing our developed content over On-Demand networks, the Company has not considered collectability of advertising or television license revenues to be reasonably assured, and accordingly, the Company has expensed production costs related to the development of our On-Demand and internet-based content as incurred.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($22,733,459), and as of June 30, 2013, the Company’s current liabilities exceeded its current assets by $1,397,836 and its total liabilities exceeded its total assets by $1,312,353. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Officer compensation expense was $73,265 and $85,450 at June 30, 2013 and 2012, respectively. The balance owed was $62,374 and $29,345 at June 30, 2013 and 2012, respectively.

Board of Directors

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

Officer and Director Changes

On January 8, 2013, Mr. Jim Bates was appointed to the Company’s Board of Directors. He subsequently resigned on June 3, 2013.

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

Players Network

Notes to Condensed Financial Statements

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$590	$–	$–
Total assets	590	–	–
Liabilities
Convertible debentures, net of discounts of $155,773	–	–	62,227
Short term debt	–	35,000	–
Derivative liability	–	–	448,099
Total liabilities	–	35,000	510,326
	$590	$(35,000)	$(510,326)

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash	$2,076	$–	$–
Total assets	2,076	–	–
Liabilities
Convertible debentures, net of discounts of $196,092	–	–	19,408
Short term debt	–	35,000	–
Derivative liability	–	–	356,608
Total liabilities	–	35,000	376,016
	$2,076	$(35,000)	$(376,016)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2013 or the year ended December 31, 2012.

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

On November 1, 2012, the Company elected to convert a note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. Both the investments and the note receivable had been written off as impaired on December 31, 2011 due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are not on the balance sheets as of June 30, 2013 and December 31, 2012.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Fixed Assets

Fixed assets consist of the following at June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012
Office equipment	$12,898	$12,898
Website development costs	99,880	99,880
Furniture and fixtures	2,730	2,730
Less accumulated depreciation	(41,277)	(29,804)
	$74,231	$85,704

During the six months ended June 30, 2012, we realized a gain on the sale of assets in the amount of $5,250 from total proceeds of $10,162 received amongst two individuals for the sale of fixed assets with a combined carrying value of $4,912.

Depreciation and amortization expense totaled $11,473 and $11,473 for the six months ended June 30, 2013 and 2012, respectively.

Note 7 – Accrued Expenses

As of June 30, 2013 and December 31, 2012 accrued expenses included the following:

	June 30,	December 31,
	2013	2012
Customer Deposits	$13,500	$13,500
Accrued Payroll, Officers	40,037	68,808
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	13,785	7,897
	$202,556	$225,439

Note 8 – Convertible Debentures

Convertible debentures consist of the following at June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012
On March 13, 2013, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matures on March 12, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company amortized the $2,500 original issuance discount over the life of the loan on the straight line method. The Company recognized an additional $178 and $-0- of interest expense on the discount during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	$27,500	$–

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Unsecured $35,000 convertible promissory note originated on May 8, 2013, carries an 8% interest rate (“Seventh Asher Note”), and matures on February 13, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $472 and $-0- of interest expense related to these debt issuance costs during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.	35,000	–

On March 13, 2013, the Company received net proceeds of $55,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $60,500 (“First JMJ Note”), which matures on March 12, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The principal interest charge of $7,260 is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $503 and $-0- of interest expense related to these debt issuance costs during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The Company amortized the $5,500 original issuance discount over the life of the loan on the straight line method. The Company recognized an additional $1,646 and $-0- of interest expense on the discount during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	60,500	–

On February 5, 2013, the Company received net proceeds of $5,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $5,500, which matured on March 4, 2013. The principal and interest was convertible into shares of common stock in the event of default at the discretion of the note holder at a price equal to the lesser of sixty percent (60%) of the five (5) day average bid price of the Company’s common stock over the five (5) trading days prior to the conversion request date. The principal and interest was repaid in full prior to maturity on February 23, 2013 out of the proceeds from the Sixth Asher Note described below.	–	–

Unsecured $42,500 convertible promissory note originated on February 19, 2013, carries an 8% interest rate (“Sixth Asher Note”), and matures on November 21, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,191 and $-0- of interest expense related to these debt issuance costs during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.	42,500	–

Unsecured $32,500 convertible promissory note originated on January 11, 2013, carries an 8% interest rate (“Fifth Asher Note”), and matures on September 16, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (58%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,713 and $-0- of interest expense related to these debt issuance costs during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.	35,000	–

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Unsecured $32,500 convertible promissory note carries an 8% interest rate (“Fourth Asher Note”), matures on September 14, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (58%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,957 and $172 of interest expense related to these debt issuance costs during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The note holder elected to convert $15,000 of principal in exchange for 738,916 shares of common stock on June 19, 2013. The conversion was in accordance with the terms of the note; therefore no gain or loss has been recognized.	17,500	32,500

On November 6, 2012, the Company received net proceeds of $27,000 in exchange for a non-interest bearing, unsecured convertible promissory note (“Dutchess Capital Note”) with a face value of $35,000 that matures on May 6, 2013. Upon an event of default, the face value is convertible into shares of common stock at the discretion of the note holder at a price equal to, the lesser of either (i) 60% of the lowest closing bid price during the twenty (20) trading days immediately preceding the Notice of Conversion or (ii) seven cents ($0.07) per share. On the ninetieth (90th) day following Closing, the Company shall make mandatory monthly payments to the Holder in the amount of one thousand ($1,000) per month. The Company paid a debt issuance cost of $3,050 and 73,000 shares of restricted stock with a fair market value of $5,110, based on the Company’s closing stock price on the date of grant, and $3,050 in cash. The debt issuance costs were amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $5,787 and $2,373 of interest expense related to these debt issuance costs during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The Company amortized the $5,000 original issuance discount over the life of the loan on the straight line method. The Company recognized an additional $3,500 and $1,500 of interest expense on the discount during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The principal and accrued interest was paid in full on March 15, 2012 out of the proceeds from the First JMJ Note and the convertible promissory note was canceled.	–	35,000

Unsecured $37,500 convertible promissory note carries an 8% interest rate (“Third Asher Note”), matures on June 10, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,453 and $1,047 of interest expense related to these debt issuance costs during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The note holder elected to convert $10,500, $12,000 and $15,000 of principal and $1,500 of accrued interest in exchange for 1,967,213, 1,973,684 and 2,400,000 shares of common stock on March 13, 2013, March 24, 2013 and April 12, 2013, respectively, and the note was converted in full. The conversions were in accordance with the terms of the note; therefore no gain or loss has been recognized.	–	37,500

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Unsecured $50,000 convertible promissory note carries an 8% interest rate (“Continental Note”), matures on May 31, 2013. On April 30, 2013, Continental Equities, LLC sold and assigned the remaining principal and accrued interest with all rights and privileges in the original note without recourse to an individual investor who partnered with the Mother of our CEO. The note hereafter shall be referred to as the, (“Roberts Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 30% of the average of the three lowest reported daily sale or daily closing bid prices (whichever is the lower) for the Company’s common stock as reported on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded) during the thirty (30) trading days immediately preceding the Conversion Date, subject to adjustment as provided herein (including, without limitation, adjustment pursuant to Section 6), or a fixed conversion price of $0.001 per share, whichever is greater. Interest shall be due and payable, in arrears, on the last day of each month while any portion of the Principal Amount remains outstanding. The note carries a twenty two percent (16%) interest rate in the event of default. The Company paid a debt issuance cost of $1,500 that was amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $768 and $732 of interest expense related to these debt issuance costs during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The note holder elected to convert $10,000, $5,000, $10,000 and $25,000 of principal and $2,233 of accrued interest in exchange for 925,925, 657,894, 1,250,000 and 6,933,250 shares of common stock on March 1, 2013, March 25, 2013, April 3, 2013 and May 15, 2013, respectively, in accordance with the terms of the note; therefore no gain or loss has been recognized. In addition, 178,571 shares were issued in excess of the conversion terms of the note on April 3, 2013. The fair value of the common stock was $1,625 based on the closing price of the Company’s common stock on the date of grant, and was expensed as a loss on debt conversion.	–	50,000

Unsecured $37,500 convertible promissory note carries an 8% interest rate (“Second Asher Note”), matures on April 12, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that was amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $924 and $1,576 of interest expense related to these debt issuance costs during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The note holder elected to convert a total of $15,000 of principal in exchange for 914,634 shares of common stock on February 5, 2013, and $22,500 of principal and $1,500 of accrued interest in exchange for 2,162,162 shares of common stock on February 19, 2013, and the note was converted in full. The conversions were in accordance with the terms of the note; therefore no gain or loss has been recognized.	–	37,500

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Unsecured $58,000 convertible promissory note carries an 8% interest rate (“First Asher Note”), matures on February 7, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $3,000 that was amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,435 and $1,565 of interest expense related to these debt issuance costs during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The note holder elected to convert a total of $35,000 of principal in exchange for 1,287,878 shares of common stock during the year ended December 31, 2012. The remaining $23,000 of principal and $2,320 of accrued interest was converted in exchange for 1,233,703 shares of common stock during January of 2012, and the note was converted in full. The conversions were in accordance with the terms of the note; therefore no gain or loss has been recognized.	$–	$23,000

Total convertible debenture	218,000	215,500
Less: unamortized debt discount	(155,773)	(196,092)
Convertible debenture	$62,227	$19,408

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $160,407 and $255,500 for the variable conversion feature of the convertible debts incurred during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The discounts, along with additional Original Issue Discounts of $8,500 and $5,000 during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $209,226 and $-0- of interest expense pursuant to the amortization of the note discounts during the six months ended June 30, 2013 and 2012, respectively.

The seven “Asher” convertible debentures carry default provisions that place a “maximum share amount” on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the Company’s issued and outstanding shares.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivatives associated with the convertible debentures utilizing a lattice model.

Note 9 – Short Term Debt

Short-term debt consists of the following at June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012
4% unsecured debenture, due June 7, 2012. Currently in default.	$35,000	$35,000

Accrued interest on the above promissory note totaled $2,192 and $1,492 at June 30, 2013 and December 31, 2012, respectively.

The following presents components of interest expense by instrument type at June 30, 2013 and 2012, respectively:

	June 30,	June 30,
	2013	2012
Interest on convertible debentures	$13,252	$507
Amortization of discount on convertible debentures	203,580	6,258
Amortization of debt issuance costs	16,203	–
Interest on short term debt	700	700
Accounts payable related finance charges	550	437
	$234,285	$7,902

Players Network

Notes to Condensed Financial Statements

(Unaudited)

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $448,099 and $356,608 at June 30, 2013 and December 31, 2012, respectively. The change in fair value of the derivative liabilities resulted in a loss of $191,817 and $194,940 for the six months ended June 30, 2013 and 2012, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $191,817 for the six months ended June 30, 2013 consisted of a loss of $87,115 due to the value in excess of the face value of the convertible notes, a gain of ($3,376) attributable to the fair value of preferred stock, a gain of ($18,039) attributable to the fair value of warrants and a net loss in market value of $126,117 on the convertible notes. The loss of $194,940 for the six months ended June 30, 2012 consisted of a loss of $31,118 due to the value in excess of the face value of the convertible notes, a loss of $62,065 attributable to the fair value of warrants, a loss of $91,594 attributable to the fair value of warrants and a net loss in market value of $10,163 on the convertible notes.

The following presents the derivative liability value by instrument type at June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012
Convertible debentures	$420,971	$308,065
Common stock warrants	4,775	22,814
Convertible preferred stock	22,353	25,729
	$448,099	$356,608

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2013 and the year ended December 31, 2012:

Derivative
Liability
Total
Balance, December 31, 2011	$–
Increase in derivative value due to issuances of convertible promissory notes	376,957
Increase in derivative value attributable to tainted warrants	64,230
Change in fair market value of derivative liabilities due to the mark to market adjustment	(26,101)
Debt conversions	(58,478)
Balance, December 31, 2012	$356,608
Increase in derivative value due to issuances of convertible promissory notes	247,522
Change in fair market value of derivative liabilities due to the mark to market adjustment	104,702
Debt conversions	(260,733)
Balance, June 30, 2013	$448,099

Key inputs and assumptions used to value the convertible debentures and warrants issued during the six months ended June 30, 2013 and the year ended December 31, 2012:

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

No preferred shares were issued during the six months ended June 30, 2013.

Common Stock

The Company amended its Articles of Incorporation on April 29, 2013 to increase the authorized shares of common stock from 150,000,000 shares to 600,000,000 shares, of which 99,865,775 shares were issued and outstanding and 286,058,934 shares were reserved as of June 30, 2013.

Common Stock Issuances for Debt Conversions

On June 19, 2013, the Company issued 738,916 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the Fourth Asher Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 15, 2013, the Company issued 6,933,250 shares of common stock pursuant to the conversion of $27,733, consisting of $25,000 of outstanding principal and $2,733 of accrued interest, on the Roberts Note (formerly the Continental Equities Note). The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 12, 2013, the Company issued 2,400,000 shares of common stock pursuant to the conversion of $12,000, consisting of $10,500 of outstanding principal and $1,500 of accrued interest on the Third Asher Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 3, 2013, the Company issued 1,428,571 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the Continental Equities Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized, other than 178,571 of the shares that were issued in excess of the terms of conversion. As a result, a loss on conversion of $1,625 was recognized.

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

Common Stock Issuances for Services

On June 3, 2013, the Company issued 175,000 shares of restricted common stock for administrative services provided by one of our employees. The total fair value of the common stock was $5,250 based on the closing price of the Company’s common stock on the date of grant.

On June 3, 2013, the Company issued 1,000,000 shares of restricted common stock for video production services provided by one of our vendors. The total fair value of the common stock was $30,000 based on the closing price of the Company’s common stock on the date of grant.

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

On May 1, 2013, the Company issued 150,000 shares of restricted common stock as a bonus for board services provided by one of our Directors. The total fair value of the common stock was $2,850 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2013, the Company issued another 150,000 shares of restricted common stock as a bonus for board services provided by another one of our Directors. The total fair value of the common stock was $2,850 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2013, the Company issued 675,000 S-8 shares of common stock for professional services provided. The total fair value of the common stock was $12,825 based on the closing price of the Company’s common stock on the date of grant.

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

On May 1, 2013, the Company issued 50,000 shares of restricted common stock for consulting services provided by one of our Directors. The total fair value of the common stock was $950 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2013, the Company issued 125,000 shares of restricted common stock for consulting services provided by one of our Directors. The total fair value of the common stock was $2,375 based on the closing price of the Company’s common stock on the date of grant.

On March 13, 2013, the Company issued 600,000 S-8 shares of common stock for professional services provided. The total fair value of the common stock was $13,200 based on the closing price of the Company’s common stock on the date of grant.

On February 19, 2013, the Company granted 200,000 shares of restricted common stock to a consultant for website development services provided. The total fair value of the common stock was $4,400 based on the closing price of the Company’s common stock on the date of grant.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

On January 8, 2013, the Company issued 300,000 S-8 shares of common stock for professional services provided. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

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

On January 8, 2013, the Company issued 150,000 shares of restricted common stock for consulting services provided by one of our Directors. The total fair value of the common stock was $7,500 based on the closing price of the Company’s common stock on the date of grant.

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

Warrants Granted

No warrants were granted during the six months ended June 30, 2013.

Options Expired

On January 9, 2013, a total of 750,000 options amongst five option holders expired.

On March 1, 2013, a total of 375,000 options amongst four option holders expired.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Warrants Expired

On various dates between March 1, 2013 and March 23, 2013, a total of 1,400,000 warrants expired.

On various dates between April 1, 2013 and June 10, 2013, a total of 1,360,000 warrants expired.

Options and Warrants Exercised

No options or warrants were exercised during the six months ended June 30, 2013.

Note 13 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2013 and the year ended December 31, 2012, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2013, the Company had approximately $14,530,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	June 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$5,085,500	$4,515,000

Net deferred tax assets before valuation allowance	5,085,500	4,515,000
Less: Valuation allowance	(5,085,500)	(4,515,000)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2013 and December 31, 2012, respectively.

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

Note 14 – Subsequent Events

Convertible Debentures

On July 30, 2013, the Company issued a $25,500 convertible promissory note to Asher Enterprises, Inc. in exchange for net proceeds of $23,000. The unsecured $35,000 convertible promissory note originated on July 30, 2013, carries an 8% interest rate (“Eighth Asher Note”), and matures on May 1, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty five percent (35%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

On July 5, 2013, the Company and Dutchess Opportunity Fund II, LP (“Dutchess”) amended the Investment Agreement dated November 7, 2012 to (1) set the Suspension Price at one cent ($0.01) per share, and (2) clarify that the Investment Agreement cannot be assigned. As of the date of this filing, the Company has not received any funds under this agreement.

Common Stock Offerings

On July 1, 2013, the Company sold 300,000 shares of its common stock and an equal number of warrants, exercisable at $0.08 per share over an eighteen month period pursuant to a unit offering in exchange for total proceeds of $6,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Common Stock Issuances for Debt Conversions

On August 9, 2013, the Company issued 2,937,500 shares of common stock pursuant to the conversion of $18,800, consisting of $17,500 of outstanding principal and $1,300 of accrued interest, on the Fourth Asher Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

Players Network is a media and entertainment company engaged in the development of Digital Networks. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels. The Company has launched its proprietary scalable technology platform. The platform is designed to deliver video content and develop digital social communities, including “Vegas On Demand TV”, which is our first digital branded network that was in development during 2012. We are currently in the process of finalizing enhancements and plan to re-launch the platform during the third quarter of 2013.

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

On May 11, 2011, we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We agreed to pay a license fee of 20% of the adjusted gross revenues that we earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date. On November 1, 2012, the Company elected to convert a note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. Both the investments and the note receivable had been written off as impaired at December 31, 2011 due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are not on the balance sheets as of June 30, 2013 and December 31, 2012.

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

Results of Operations for the Three Months Ended June 30, 2013 and 2012:

	For the Three
	Months Ended
	June 30,		Increase /
	2013	2012	(Decrease)
Revenues	$386	$11,225	$(10,839)

Direct operating costs	41,194	28,555	12,639
General and administrative	80,158	103,148	(22,990)
Salaries and wages	53,630	105,191	(51,561)
Bad debts expense	–	10,000	(10,000)
Depreciation and amortization	5,736	5,736	–

Total Operating Expenses	180,718	252,630	(71,912)

Net Operating Loss	(180,332)	(241,405)	61,073

Total other income (expense)	(252,310)	(192,274)	60,036

Net (Loss)	$(432,642)	$(433,679)	$(1,037)

Revenues:

During the three months ended June 30, 2013 and 2012, we received revenues primarily from licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the year ended June 30, 2013 were $386 compared to revenues of $11,225 in the three months ended June 30, 2012, a decrease in revenues of $10,839, or 97%. Revenues from networks were down 100%, or $10,357 in the three months ended June 30, 2013 compared to 2012, due to decreased revenues from the termination of a license agreement that previously enabled us to distribute our content to a Company in Greece. Production revenues also decreased by 56%, or $482 in the three months ended June 30, 2013 compared to 2012, due to fewer visitors to our online distribution centers. Our revenues have been dramatically reduced as we have focused entirely on building and expanding our technology and revenues for the future, primarily through the development of a new internet based technology platform that was launched in October of 2011, and is in the process of being enhanced and redeployed in 2013.

Direct Operating Costs:

Direct operating costs were $41,194 for the three months ended June 30, 2013 compared to $28,555 for the three months ended June 30, 2012, an increase of $12,639, or 44%. Our direct operating costs increased due to our increased website development costs as we focused our resources on the development of our internet based technology platform that was launched to expand our distribution through new media channels.

General and Administrative:

General and administrative expenses were $80,158 for the three months ended June 30, 2013 compared to $103,148 for the three months ended June 30, 2012, a decrease of $(22,990), or 22%. General and administrative expense decreased primarily due to decreased rent and administrative costs as incurred during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Salaries and Wages:

Salaries and wages expense totaled $53,630 for the three months ended June 30, 2013 compared to $105,191 for the three months ended June 30, 2012, a decrease of $51,561, or 49%. The decrease in salaries and wages was primarily due to staffing reductions due to our diminished resources during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Bad Debts Expense:

Bad debts expense was $-0- for the three months ended June 30, 2013 compared to $10,000 for the three months ended June 30, 2012, a decrease of $10,000. The decrease was due to changes in the allowance for doubtful accounts.

Depreciation and Amortization:

Depreciation and amortization expense was $5,736 for the three months ended June 30, 2013 compared to $5,736 for the three months ended June 30, 2012.

Net Operating Loss:

Net operating loss for the three months ended June 30, 2013 was $180,332, or ($0.00) per share compared to a net operating loss of $241,405 for the three months ended June 30, 2012, or ($0.00) per share, a decrease of $61,073, or 25%. Net operating loss decreased primarily due to a reduction in revenues and decreased general and administrative and salaries and wages expenses for the three months ended June 30, 2013 compared to the same period in 2012, as our resources were insufficient to maintain our previous level of operations. We decreased production as we focused our resources on our newly created and revamped websites that will be used to expand our distribution through new media channels.

Other Income (Expense):

Other income (expense) was $(252,310) for the three months ended June 30, 2013 compared to $(192,274) for the three months ended June 30, 2012, an increase of $60,036, or 31%. Other expense increased on a net basis primarily due to the amortization of debt discounts related to our convertible debentures recognized during the three months ended June 30, 2013 that were not recognized during the three months ended June 30, 2012.

Net Loss:

The net loss for the three months ended June 30, 2013 was $432,642, or ($0.00) per share, compared to a net loss of $433,679, or ($0.00) per share, for the three months ended June 30, 2012, a decreased net loss of $1,037. Net loss decreased primarily as a result of our decreased revenues, salaries and general operating expenses, as offset by increased amortization of debt discounts related to convertible debts incurred during the three months ended June 30, 2013, compared to the same period in 2012.

Results of Operations for the Six Months Ended June 30, 2013 and 2012:

	For the Six
	Months Ended
	June 30,		Increase /
	2013	2012	(Decrease)
Revenues	$1,079	$30,699	$(29,620)

Direct operating costs	77,269	49,376	27,893
General and administrative	223,260	230,147	(6,887)
Salaries and wages	137,540	210,593	(73,053)
Bad debts expense (recoveries)	–	9,760	(9,760)
Depreciation and amortization	11,473	11,473	–

Total Operating Expenses	449,542	511,349	(61,807)

Net Operating Loss	(448,463)	(480,650)	(32,187)

Total other income (expense)	(426,102)	(176,293)	249,809

Net (Loss)	$(874,565)	$(656,943)	$217,622

Revenues:

During the six months ended June 30, 2013 and 2012, we received revenues primarily from licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the year ended June 30, 2013 were $1,079 compared to revenues of $30,699 in the six months ended June 30, 2012, a decrease in revenues of $29,620, or 96%. Revenues from networks were down 100%, or $22,014 in the six months ended June 30, 2013 compared to 2012, due to decreased revenues from the termination of a license agreement that previously enabled us to distribute our content to a Company in Greece. Production revenues also decreased by 100%, or $6,413 in the six months ended June 30, 2013 compared to 2012, due to our inability to complete the last two episodes of a six episode pilot that was commissioned. We expect to complete post production and deliver the remaining two episodes in 2013 as funds become available. The completion of these pilots will enable us to recognize the remaining $135,000 of deferred revenue currently on our balance sheet. Our revenues have been dramatically reduced as we have focused entirely on building and expanding our technology and revenues for the future, primarily through the development of a new internet based technology platform that was launched in October of 2011, and is in the process of being enhanced and redeployed in 2013.

Direct Operating Costs:

Direct operating costs were $77,269 for the six months ended June 30, 2013 compared to $49,376 for the six months ended June 30, 2012, an increase of $27,893, or 56%. Our direct operating costs increased due to our increased website development costs as we focused our resources on our internet based technology platform that was launched to expand our distribution through new media channels.

General and Administrative:

General and administrative expenses were $223,260 for the six months ended June 30, 2013 compared to $230,147 for the six months ended June 30, 2012, a decrease of $6,887, or 3%. General and administrative expense decreased primarily due to rent reductions and decreased administrative costs that were not incurred during the six months ended June 30, 2012.

Bad Debts Expense:

Bad debts expense was $-0- for the six months ended June 30, 2013 compared to $9,760 for the six months ended June 30, 2012, an increase of $9,760. The decrease was due to changes in the allowance for doubtful accounts.

Salaries and Wages:

Salaries and wages expense totaled $137,540 for the six months ended June 30, 2013 compared to $210,593 for the six months ended June 30, 2012, a decrease of $73,053, or 35%. The decrease in salaries and wages was primarily due to staffing reductions during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Depreciation and Amortization:

Depreciation and amortization expense was $11,473 for the six months ended June 30, 2013 compared to $11,473 for the six months ended June 30, 2012.

Net Operating Loss:

Net operating loss for the six months ended June 30, 2013 was $448,463, or ($0.00) per share compared to a net operating loss of $480,650 for the six months ended June 30, 2012, or ($0.00) per share, a decrease of $32,187, or 7%. Net operating loss decreased primarily due to decreased salaries and wages expenses, as offset by decreased revenues, for the six months ended June 30, 2013 compared to the same period in 2012, as our resources were insufficient to maintain our previous level of operations. We decreased production during the six months ended June 30, 2013 as we focused our resources on our newly created and revamped websites that will be used to expand our distribution through new media channels.

Other Income (Expense):

Other income (expense) was $(426,102) for the six months ended June 30, 2013 compared to $(176,293) for the six months ended June 30, 2012, an increase of $249,809, or 142%. Other expense, on a net basis, increased primarily due to the amortization of debt discounts related to our convertible debentures recognized during the six months ended June 30, 2013 that were not recognized during the six months ended June 30, 2012.

Net Loss:

The net loss for the six months ended June 30, 2013 was $874,565, or ($0.01) per share, compared to a net loss of $656,943, or ($0.01) per share, for the six months ended June 30, 2012, an increased net loss of $217,622, or 33%. Net loss increased primarily as a result of our decreased revenues, and increased amortization of debt discounts related to convertible debts incurred during the six months ended June 30, 2013, compared to the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2013 compared to December 31, 2012.

	June 30,	December 31,	Increase /
	2013	2012	(Decrease)
Total Assets	$202,702	$217,314	$(14,612)

Accumulated (Deficit)	$(22,733,459)	$(21,858,894)	$874,565

Stockholders’ Equity (Deficit)	$(1,312,353)	$(1,163,466)	$148,887

Working Capital (Deficit)	$(1,397,836)	$(1,261,865)	$135,971

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and debt and equity financings. At June 30, 2013, we had a negative working capital position of $1,397,836.

Debt Financing

During the six months ended June 30, 2013, we received a total of $205,500 in exchange for a total of six convertible debentures. The convertible debentures mature on various dates through March 12, 2014 and are convertible into shares of common stock at various conversion rates ranging from fifty five percent (55%) of the average of the three (3) lowest trading bid prices to sixty five percent (70%) of the average of the three lowest reported daily sale or daily closing bid prices (whichever is the lower) of the Company’s common stock for the ten (10) trading days prior to the conversion date.

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

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the six months ended June 30, 2013, the Company granted a total of 9,041,066 shares of common stock valued at $249,917 in lieu of cash payments to employees and outside consultants, compared to the issuance of 5,175,800 shares of common stock valued at $302,625 in lieu of cash payments to employees and outside consultants during the six months ending June 30, 2012. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2013.

During the six months ended June 30, 2013, we issued a total of 21,335,952 pursuant to the conversion of $172,678 of indebtedness on convertible debentures. The conversion prices of a total of $451,000 in convertible notes (principal only) sold between May 3, 2012 and June 30, 2013, of which $218,000 remains outstanding as of June 30, 2013, is convertible at various hypothetical prices discounted to market as depicted in the table below:

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.015 per share
Lender /	Conversion	Principal	100%	75%	50%	25%
Origination	Terms	Borrowed	$0.015	$0.0113	$0.0075	$0.0038

Asher Enterprises, Inc. (Fourth Asher Note) December 12, 2012	Convertible into 58% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$17,500	1,166,667	1,555,556	2,333,333	4,666,667

Asher Enterprises, Inc. (Fifth Asher Note) January 11, 2013	Convertible into 58% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$35,000	2,333,333	3,111,111	4,666,667	9,333,333

Asher Enterprises, Inc. (Sixth Asher Note) February 19, 2013	Convertible into 55% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$42,500	2,833,333	3,777,778	5,666,667	11,333,333

Asher Enterprises, Inc. (Seventh Asher Note) May 8, 2013	Convertible into 55% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$35,000	2,333,333	3,111,111	4,666,667	9,333,333

JMJ Financial (First JMJ Note) March 13, 2013	Convertible into 65% of the average of the lowest trading price over the 25 days prior to the conversion request. Interest rate of 10%.	$60,500	4,033,333	5,377,778	8,066,667	16,133,333

JMJ Financial (Second JMJ Note) June 4, 2013	Convertible into 65% of the average of the lowest trading price over the 25 days prior to the conversion request. Interest rate of 10%.	$27,500	1,833,333	2,444,444	3,666,667	7,333,333

		$218,000	14,533,333	19,377,778	29,066,667	58,133,333

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, whom are one in the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sales of equity securities by the Company occurred during the three month period ended June 30, 2013:

Common Stock Issuances for Debt Conversions

On June 19, 2013, the Company issued 738,916 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the Fourth Asher Note.

On May 15, 2013, the Company issued 6,933,250 shares of common stock pursuant to the conversion of $27,733, consisting of $25,000 of outstanding principal and $2,733 of accrued interest, on the Roberts Note (formerly the Continental Equities Note).

On April 12, 2013, the Company issued 2,400,000 shares of common stock pursuant to the conversion of $12,000, consisting of $10,500 of outstanding principal and $1,500 of accrued interest on the Third Asher Note.

On April 3, 2013, the Company issued 1,428,571 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the Continental Equities Note.

Common Stock Issuances for Services

On June 3, 2013, the Company issued 175,000 shares of restricted common stock for administrative services provided by one of our employees.

On June 3, 2013, the Company issued 1,000,000 shares of restricted common stock for video production services provided by one of our vendors.

On May 1, 2013, the Company’s Board of Directors granted the issuance of 2,000,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation.

On May 1, 2013, the Company’s Board of Directors granted the issuance of 1,294,066 shares of restricted common stock to the Company’s President of Programming as payment on accrued compensation.

On May 1, 2013, the Company issued 150,000 shares of restricted common stock as a bonus for board services provided by one of our Directors.

On May 1, 2013, the Company issued another 150,000 shares of restricted common stock as a bonus for board services provided by another one of our Directors.

On May 1, 2013, the Company issued 675,000 shares of common stock for professional services provided.

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

On May 1, 2013, the Company issued 50,000 shares of restricted common stock for consulting services provided by one of our Directors.

On May 1, 2013, the Company issued 125,000 shares of restricted common stock for consulting services provided by one of our Directors.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On June 3, 2013, Mr. Jim Bates resigned from the Board of Directors of the Company. Mr. Bates’ decision was not due to any disagreement or any matter relating to the Company’s operations, policies or practices.

Item 6. Exhibits

3.1	Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State on May 6, 2013 (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

10.1*	Convertible Promissory Note with Asher Enterprises, Inc. (Seventh Asher Note), May 8, 2013

10.2*	Securities Purchase Agreement with Asher Enterprises, Inc. (Seventh Asher Note), May 8, 2013

10.3*	Assignment and Assumption Agreement (Continental Equities, LLC and John David Roberts), April 30, 2013

10.4	Amendment to Investment Agreement by and between Players Network and Dutchess Opportunity Fund II, LP dated July 8, 2013 (incorporated by reference to Exhibit 10.19 of the Form S-1 filed with the Securities and Exchange Commission by Players Network on July 24, 2013)

31.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2013

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

