Form 10-Q
period 2013-09-30
PLAYERS NETWORK
filed 2013-11-19
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013.

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock on November 15, 2013 was 114,253,275.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended September 30, 2013

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
Assets	(Unaudited)

Current assets:
Cash	$941	$2,076
Deferred television costs	116,454	116,454
Prepaid expenses	2,070	385
Total current assets	119,465	118,915

Investments, cost method	–	–
Fixed assets, net	68,494	85,704
Debt issuance costs, net	7,937	12,695

Total Assets	$195,896	$217,314

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$653,728	$609,325
Accrued expenses	252,081	225,439
Deferred revenues	135,000	135,000
Convertible debentures, net of discounts of $110,227 and $196,092 at September 30, 2013 and December 31, 2012, respectively	115,773	19,408
Short term debt, currently in default	35,000	35,000
Derivative liabilities	582,480	356,608
Total current liabilities	1,774,062	1,380,780

Total Liabilities	1,774,062	1,380,780

Stockholders' (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B convertible preferred stock, $0.001 par value, 10,873,347 shares authorized; 4,349,339 shares issued and outstanding	4,349	4,349
Common stock, $0.001 par value, 600,000,000 shares authorized; 103,103,275 and 69,488,757 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	103,103	69,489
Additional paid-in capital	21,370,387	20,619,590
Subscriptions payable, 1,000,000 shares	15,000	–
Accumulated (deficit)	(23,073,005)	(21,858,894)
Total Stockholders' (Deficit)	(1,578,166)	(1,163,466)

Total Liabilities and Stockholders' (Deficit)	$195,896	$217,314

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue:	$286	$11,254	$1,365	$41,953

Expenses:
Direct operating costs	4,843	46,302	82,112	95,678
General and administrative	40,386	94,550	263,646	324,697
Officer salaries	45,850	85,450	164,965	256,350
Salaries and wages	20,142	19,649	38,567	59,342
Bad debts (recoveries)	–	(10,000)	–	(240)
Depreciation and amortization	5,737	5,736	17,210	17,209
Total operating expenses	116,958	241,687	566,500	753,036

Net operating loss	(116,672)	(230,433)	(565,135)	(711,083)

Other income (expense):
Other income	–	2,221	–	23,520
Gain on sale of fixed assets	–	–	–	5,250
Loss on debt conversions	–	–	(1,625)	–
Interest expense	(80,060)	(24,134)	(312,720)	(32,036)
Change in derivative liabilities	(142,814)	20,080	(334,631)	(174,860)
Total other income (expense)	(222,874)	(1,833)	(648,976)	(178,126)

Net loss	$(339,546)	$(232,266)	$(1,214,111)	$(889,209)

Weighted average number of common shares outstanding - basic and fully diluted	101,858,030	66,315,764	90,071,292	64,352,286

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net (loss)	$(1,214,111)	$(889,209)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Bad debts expense (recoveries)	–	(240)
Depreciation and amortization expense	17,210	17,209
Gain on sale of fixed assets	–	(5,250)
Change in fair market value of derivative liabilities	334,631	174,860
Amortization of convertible note payable discounts	279,772	25,997
Amortization of debt issuance costs	22,018	1,224
Stock issued for services and losses on debt conversions	106,755	234,165
Stock issued for compensation, related party	144,787	177,243
Options and warrants granted for services	18,413	8,404
Options and warrants granted for services, related party	23,937	16,807
Decrease (increase) in assets:
Accounts receivable	–	(5,760)
Deferred television costs	–	(162,001)
Prepaid expenses	(1,685)	14,957
Increase (decrease) in liabilities:
Deferred revenues	–	112,595
Accounts payable	37,143	9,154
Accrued expenses	35,995	(3,533)
Net cash used in operating activities	(195,135)	(273,378)

Cash flows from investing activities
Proceeds from the sale of fixed assets	–	10,162
Net cash provided by investing activities	–	10,162

Cash flows from financing activities
Proceeds from convertible debentures	223,000	183,000
Repayment of long term debt	(40,000)	–
Payments on debt issuance costs	(10,000)	(6,500)
Proceeds from sale of common stock	21,000	25,000
Proceeds from sale of common stock, related party	–	20,000
Net cash provided by financing activities	194,000	221,500

Net increase (decrease) in cash	(1,135)	(41,716)
Cash - beginning	2,076	49,208
Cash - ending	$941	$7,492

Supplemental disclosures:
Interest paid	$751	$655
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of debt discounts	$194,407	$183,000
Value of shares issued for conversion of debt	$189,853	$–
Value of derivative adjustment due to debt conversions	$294,666	$–
Cancellation of shares of common stock, 361,765 shares	$–	$362

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

Deferred revenues consist of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Deferred revenues on television pilot episodes	$135,000	$135,000
Deferred revenues on audio/video content licensing	–	–
Total deferred revenues	$135,000	$135,000

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

Deferred Television Costs

Deferred television costs as of September 30, 2013, included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced.

Deferred television costs consist of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Development and pre-production costs	$–	$–
In-production	68,264	68,264
Post production	48,190	48,190
Total deferred television costs	$116,454	$116,454

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

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($23,073,005), and as of September 30, 2013, the Company’s current liabilities exceeded its current assets by $1,654,597 and its total liabilities exceeded its total assets by $1,578,166. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Officer compensation expense was $73,265 and $85,450 at September 30, 2013 and 2012, respectively. The balance owed was $62,374 and $29,345 at September 30, 2013 and 2012, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements at September 30, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$941	$–	$–
Total assets	941	–	–
Liabilities
Convertible debentures, net of discounts of $110,227	–	–	115,773
Short term debt	–	35,000	–
Derivative liability	–	–	582,480
Total liabilities	–	35,000	698,253
	$941	$(35,000)	$(698,253)

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash	$2,076	$–	$–
Total assets	2,076	–	–
Liabilities
Convertible debentures, net of discounts of $196,092	–	–	19,408
Short term debt	–	35,000	–
Derivative liability	–	–	356,608
Total liabilities	–	35,000	376,016
	$2,076	$(35,000)	$(376,016)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2013 or the year ended December 31, 2012.

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

Players Network

Notes to Condensed Financial Statements

(Unaudited)

On November 1, 2012, the Company elected to convert a note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. Both the investments and the note receivable had been written off as impaired on December 31, 2011 due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are not on the balance sheets as of September 30, 2013 and December 31, 2012.

Note 6 – Fixed Assets

Fixed assets consist of the following at September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012
Office equipment	$12,898	$12,898
Website development costs	99,880	99,880
Furniture and fixtures	2,730	2,730
Less accumulated depreciation	(47,014)	(29,804)
	$68,494	$85,704

During the nine months ended September 30, 2012, we realized a gain on the sale of assets in the amount of $5,250 from total proceeds of $10,162 received amongst two individuals for the sale of fixed assets with a combined carrying value of $4,912.

Depreciation and amortization expense totaled $17,210 and $17,209 for the nine months ended September 30, 2013 and 2012, respectively.

Note 7 – Accrued Expenses

As of September 30, 2013 and December 31, 2012 accrued expenses included the following:

	September 30,	December 31,
	2013	2012
Customer Deposits	$13,500	$13,500
Accrued Payroll, Officers	74,837	68,808
Accrued Payroll and Payroll Taxes	148,296	135,234
Accrued Interest	15,448	7,897
	$252,081	$225,439

Note 8 – Convertible Debentures

Convertible debentures consist of the following at September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012
Unsecured $25,500 convertible promissory note originated on July 30, 2013, carries an 8% interest rate (“Eighth Asher Note”), and matures on May 1, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty five percent (35%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $564 and $-0- of interest expense related to these debt issuance costs during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.	$25,500	$–

Players Network

Notes to Condensed Financial Statements

(Unaudited)

On June 4, 2013, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matures on March 12, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company amortized the $2,500 original issuance discount over the life of the loan on the straight line method. The Company recognized an additional $803 and $-0- of interest expense on the discount during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	27,500	–

Unsecured $35,000 convertible promissory note originated on May 8, 2013, carries an 8% interest rate (“Seventh Asher Note”), and matures on February 13, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,291 and $-0- of interest expense related to these debt issuance costs during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.	35,000	–

On March 13, 2013, the Company received net proceeds of $55,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $60,500 (“First JMJ Note”), which matures on March 12, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The principal interest charge of $7,260 is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $503 and $-0- of interest expense related to these debt issuance costs during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The Company amortized the $5,500 original issuance discount over the life of the loan on the straight line method. The Company recognized an additional $3,021 and $-0- of interest expense on the discount during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	60,500	–

On February 5, 2013, the Company received net proceeds of $5,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $5,500, which matured on March 4, 2013. The principal and interest was convertible into shares of common stock in the event of default at the discretion of the note holder at a price equal to the lesser of sixty percent (60%) of the five (5) day average bid price of the Company’s common stock over the five (5) trading days prior to the conversion request date. The principal and interest was repaid in full prior to maturity on February 23, 2013 out of the proceeds from the Sixth Asher Note described below.	–	–

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Unsecured $42,500 convertible promissory note originated on February 19, 2013, carries an 8% interest rate (“Sixth Asher Note”), and matures on November 21, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $2,027 and $-0- of interest expense related to these debt issuance costs during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.	42,500	–

Unsecured $35,000 convertible promissory note originated on January 11, 2013, carries an 8% interest rate (“Fifth Asher Note”), and matures on September 16, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (58%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $2,500 and $-0- of interest expense related to these debt issuance costs during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.	35,000	–

Unsecured $32,500 convertible promissory note carries an 8% interest rate (“Fourth Asher Note”), matures on September 14, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (58%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $2,328 and $172 of interest expense related to these debt issuance costs during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The note holder elected to convert $15,000 of principal in exchange for 738,916 shares of common stock on June 19, 2013, and $18,300, consisting of $17,500 of principal and $1,300 of accrued interest in exchange for 2,937,500 shares of common stock on August 8, 2013 in complete satisfaction of the debt. The conversions were in accordance with the terms of the note; therefore no gain or loss has been recognized.	–	32,500

On November 6, 2012, the Company received net proceeds of $27,000 in exchange for a non-interest bearing, unsecured convertible promissory note (“Dutchess Capital Note”) with a face value of $35,000 that matures on May 6, 2013. Upon an event of default, the face value is convertible into shares of common stock at the discretion of the note holder at a price equal to, the lesser of either (i) 60% of the lowest closing bid price during the twenty (20) trading days immediately preceding the Notice of Conversion or (ii) seven cents ($0.07) per share. On the ninetieth (90th) day following Closing, the Company shall make mandatory monthly payments to the Holder in the amount of one thousand ($1,000) per month. The Company paid a debt issuance cost of $3,050 and 73,000 shares of restricted stock with a fair market value of $5,110, based on the Company’s closing stock price on the date of grant, and $3,050 in cash. The debt issuance costs were amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $5,787 and $2,373 of interest expense related to these debt issuance costs during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The Company amortized the $5,000 original issuance discount over the life of the loan on the straight line method. The Company recognized an additional $3,500 and $1,500 of interest expense on the discount during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The principal and accrued interest was paid in full on March 15, 2012 out of the proceeds from the First JMJ Note and the convertible promissory note was canceled.	–	35,000

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Unsecured $37,500 convertible promissory note carries an 8% interest rate (“Third Asher Note”), matures on June 10, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,453 and $1,047 of interest expense related to these debt issuance costs during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The note holder elected to convert $10,500, $12,000 and $15,000 of principal and $1,500 of accrued interest in exchange for 1,967,213, 1,973,684 and 2,400,000 shares of common stock on March 13, 2013, March 24, 2013 and April 12, 2013, respectively, and the note was converted in complete satisfaction. The conversions were in accordance with the terms of the note; therefore no gain or loss has been recognized.	–	37,500

Unsecured $50,000 convertible promissory note carries an 8% interest rate (“Continental Note”), matures on May 31, 2013. On April 30, 2013, Continental Equities, LLC sold and assigned the remaining principal and accrued interest with all rights and privileges in the original note without recourse to an individual investor who partnered with the Mother of our CEO. The note hereafter shall be referred to as the, (“Roberts Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 30% of the average of the three lowest reported daily sale or daily closing bid prices (whichever is the lower) for the Company’s common stock as reported on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded) during the thirty (30) trading days immediately preceding the Conversion Date, subject to adjustment as provided herein (including, without limitation, adjustment pursuant to Section 6), or a fixed conversion price of $0.001 per share, whichever is greater. Interest shall be due and payable, in arrears, on the last day of each month while any portion of the Principal Amount remains outstanding. The note carries a twenty two percent (16%) interest rate in the event of default. The Company paid a debt issuance cost of $1,500 that was amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $768 and $732 of interest expense related to these debt issuance costs during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The note holder elected to convert $10,000, $5,000, $10,000 and $25,000 of principal and $2,233 of accrued interest in exchange for 925,925, 657,894, 1,250,000 and 6,933,250 shares of common stock on March 1, 2013, March 25, 2013, April 3, 2013 and May 15, 2013, respectively, in accordance with the terms of the note; therefore no gain or loss has been recognized. In addition, 178,571 shares were issued in excess of the conversion terms of the note on April 3, 2013. The fair value of the common stock was $1,625 based on the closing price of the Company’s common stock on the date of grant, and was expensed as a loss on debt conversion.	–	50,000

Unsecured $37,500 convertible promissory note carries an 8% interest rate (“Second Asher Note”), matures on April 12, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that was amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $924 and $1,576 of interest expense related to these debt issuance costs during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The note holder elected to convert a total of $15,000 of principal in exchange for 914,634 shares of common stock on February 5, 2013, and $22,500 of principal and $1,500 of accrued interest in exchange for 2,162,162 shares of common stock on February 19, 2013, and the note was converted in complete satisfaction. The conversions were in accordance with the terms of the note; therefore no gain or loss has been recognized.	–	37,500

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Unsecured $58,000 convertible promissory note carries an 8% interest rate (“First Asher Note”), matures on February 7, 2013. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $3,000 that was amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,435 and $1,565 of interest expense related to these debt issuance costs during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The note holder elected to convert a total of $35,000 of principal in exchange for 1,287,878 shares of common stock during the year ended December 31, 2012. The remaining $23,000 of principal and $2,320 of accrued interest was converted in exchange for 1,233,703 shares of common stock during January of 2012, and the note was converted in complete satisfaction. The conversions were in accordance with the terms of the note; therefore no gain or loss has been recognized.	$–	$23,000

Total convertible debentures	226,000	215,500
Less: unamortized debt discounts	(110,227)	(196,092)
Convertible debentures	$115,773	$19,408

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $185,907 and $255,500 for the variable conversion features of the convertible debts incurred during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The discounts, including Original Issue Discounts of $8,500 and $5,000 during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $279,272 and $25,997 of interest expense pursuant to the amortization of the note discounts during the nine months ended September 30, 2013 and 2012, respectively.

The eight “Asher” convertible debentures carry default provisions that place a “maximum share amount” on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the Company’s issued and outstanding shares.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivatives associated with the convertible debentures utilizing a lattice model.

Note 9 – Investment Agreement with Dutchess Opportunity Fund II, LP

On November 7, 2012, the Company entered into an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (“Dutchess”), as amended on July 5, 2013. Pursuant to the terms of the Investment Agreement, Dutchess committed to purchase, in a series of purchase transactions (“Puts”), up to eight million five hundred thousand ($8,500,000) dollars of the Company’s common stock over a period of up to thirty-six (36) months from the effective date of the registration statement covering the Equity Line Financing with Dutchess, which was September 26, 2013.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

The amount that the Company is entitled to request with each Put delivered to Dutchess is equal to, at its option, either (i) two hundred (200%) percent of the average daily volume (U.S. market only) of its common stock for three (3) trading days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date or (ii) fifty thousand ($50,000) dollars. The purchase price to be paid by Dutchess for the shares of the Company’s common stock covered by each Put will be equal to ninety-five (95%) percent of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date (“Pricing Period”). The “Put Notice Date” is the trading day immediately following the day on which Dutchess receives a Put Notice from the Company.

For each Put Notice submitted to Dutchess under the Investment Agreement, there is a Suspension Price of $0.01 for that Put. In the event the common stock falls below the Suspension Price, the put shall be temporarily suspended. The Put shall resume at such time as the common stock is above the Suspension Price, provided the dates for the Pricing Period for that particular put are still valid. In the event the Pricing Period has been complete, any shares above the Suspension Price due to Dutchess shall be sold to Dutchess by us at the volume weighted average price under the terms of the Investment Agreement.

In conjunction with the Investment Agreement, the Company also entered into a registration rights agreement (“Registration Rights Agreement”) with Dutchess. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) on September 26, 2013 covering 22,750,000 shares of the Company’s common stock underlying a portion of the Investment Agreement. In addition, during the term of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of this registration statement, as well as any subsequent registration statements that may be associated with the Investment Agreement and/or Registration Rights Agreement.

As of September 30, 2013, the Company had not sold any shares to Dutchess nor received any financing from Dutchess.

Note 10 – Short Term Debt

Short-term debt consists of the following at September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012
4% unsecured debenture, due June 7, 2012. Currently in default.	$35,000	$35,000

Accrued interest on the above promissory note totaled $2,542 and $1,492 at September 30, 2013 and December 31, 2012, respectively.

The following presents components of interest expense by instrument type at September 30, 2013 and 2012, respectively:

	September 30,	September 30,
	2013	2012
Interest on convertible debentures	$15,615	$507
Amortization of discount on convertible debentures	273,251	6,258
Amortization of debt issuance costs	22,018	–
Interest on short term debt	1,050	700
Accounts payable related finance charges	786	437
	$312,720	$7,902

Note 11 – Derivative Liabilities

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

Players Network

Notes to Condensed Financial Statements

(Unaudited)

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $582,480 and $356,608 at September 30, 2013 and December 31, 2012, respectively. The change in fair value of the derivative liabilities resulted in a loss of $334,631 and $174,860 for the nine months ended September 30, 2013 and 2012, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $334,631 for the nine months ended September 30, 2013 consisted of a loss of $125,158 due to the value in excess of the face value of the convertible notes, a gain of ($13,348) attributable to the fair value of preferred stock, a gain of ($22,191) attributable to the fair value of warrants and a net loss in market value of $245,012 on the convertible notes. The loss of $174,860 for the nine months ended September 30, 2012 consisted of a loss of $142,671 due to the value in excess of the face value of the convertible notes, a loss of $36,738 attributable to the fair value of warrants and a net gain in market value of $(4,549) on the convertible notes.

The following presents the derivative liability value by instrument type at September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012
Convertible debentures	$568,769	$308,065
Common stock warrants	1,330	22,814
Convertible preferred stock	12,381	25,729
	$582,480	$356,608

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2013 and the year ended December 31, 2012:

Derivative
Liability
Total
Balance, December 31, 2011	$–
Increase in derivative value due to issuances of convertible promissory notes	376,957
Increase in derivative value attributable to tainted warrants	64,230
Change in fair market value of derivative liabilities due to the mark to market adjustment	(26,101)
Debt conversions	(58,478)
Balance, December 31, 2012	$356,608
Increase in derivative value due to issuances of convertible promissory notes	310,358
Increase in derivative value attributable to tainted warrants	707
Change in fair market value of derivative liabilities due to the mark to market adjustment	209,473
Debt conversions	(294,666)
Balance, September 30, 2013	$582,480

Key inputs and assumptions used to value the convertible debentures and warrants issued during the nine months ended September 30, 2013 and the year ended December 31, 2012:

—	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
—	The warrant exercise prices ranged from $0.08 to $1.00, exercisable over 2 to 3 year periods from the grant date.
—	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
—	The holders would automatically convert the note at the maximum of 3 times the conversion price if the Company was not in default.
—	The monthly trading volume would reflect historical averages and would increase at 1% per month.
—	The Company would redeem the notes based on availability of alternative financing, increasing 2% monthly to a maximum of 10%.
—	The holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.
—	The computed volatility was projected based on historical volatility.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 12 – Changes in Stockholders’ Equity (Deficit)

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

No preferred shares were issued during the nine months ended September 30, 2013.

Common Stock

The Company amended its Articles of Incorporation on April 29, 2013 to increase the authorized shares of common stock from 150,000,000 shares to 600,000,000 shares, of which 103,103,275 shares were issued and outstanding and 283,121,434 shares were reserved as of September 30, 2013.

Common Stock Sales

On August 18, 2013, the Company sold 1,000,000 shares of its common stock for proceeds of $15,000. The shares were subsequently issued on October 11, 2013. As such, $15,000 was presented as a subscriptions payable at September 30, 2013.

On July 1, 2013, the Company sold 300,000 shares of its common stock and an equal number of warrants, exercisable at $0.08 per share over an eighteen month period pursuant to a unit offering in exchange for total proceeds of $6,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Common Stock Issuances for Debt Conversions

On August 8, 2013, the Company issued 2,937,500 shares of common stock pursuant to the conversion of $18,800, consisting of $17,500 of outstanding principal and $1,300 of accrued interest, on the Fourth Asher Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Note 13 – Warrants and Options

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

Options Expired

On August 28, 2013, a total of 1,800,000 options amongst three option holders expired.

On August 26, 2013, a total of 150,000 options amongst three option holders expired.

On March 1, 2013, a total of 375,000 options amongst four option holders expired.

On January 9, 2013, a total of 750,000 options amongst five option holders expired.

Warrants Expired

On September 27, 2013, a total of 35,000 warrants expired.

On August 31, 2013, a total of 240,000 warrants expired.

On various dates between April 1, 2013 and June 10, 2013, a total of 1,360,000 warrants expired.

On various dates between March 1, 2013 and March 23, 2013, a total of 1,400,000 warrants expired.

Options and Warrants Exercised

No options or warrants were exercised during the nine months ended September 30, 2013.

Note 14 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2013, the Company had approximately $14,821,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

The components of the Company’s deferred tax asset are as follows:

	September 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$5,187,350	$4,515,000

Net deferred tax assets before valuation allowance	5,187,350	4,515,000
Less: Valuation allowance	(5,187,350)	(4,515,000)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2013 and December 31, 2012, respectively.

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

Note 15 – Subsequent Events

Convertible Debentures

On October 28, 2013, the Company issued a $12,500 convertible promissory note to Asher Enterprises, Inc. in exchange for net proceeds of $11,500. The unsecured $12,500 convertible promissory note originated on October 28, 2013, carries an 8% interest rate (“Ninth Asher Note”), and matures on July 30, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty one percent (31%) of the average of the lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $1,000 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan.

Common Stock Issuances

On October 11, 2013, the Company issued 1,000,000 shares of its common stock in settlement of a subscriptions payable for shares of stock that were sold on August 18, 2013 in exchange for proceeds of $15,000.

On October 2, 2013, the Company’s Board of Directors granted the issuance of 7,300,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $80,300 based on the closing price of the Company’s common stock on the date of grant.

On October 2, 2013, the Company issued 750,000 shares of restricted common stock for administrative services provided by one of our employees. The total fair value of the common stock was $8,250 based on the closing price of the Company’s common stock on the date of grant.

On October 2, 2013, the Company issued 500,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $5,500 based on the closing price of the Company’s common stock on the date of grant.

On October 2, 2013, the Company issued 1,100,000 shares of restricted common stock for video production services provided by one of our vendors. The total fair value of the common stock was $12,100 based on the closing price of the Company’s common stock on the date of grant.

On October 2, 2013, the Company issued 250,000 shares of restricted common stock for consulting services provided. The total fair value of the common stock was $2,750 based on the closing price of the Company’s common stock on the date of grant.

On October 2, 2013, the Company issued 250,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $2,750 based on the closing price of the Company’s common stock on the date of grant.

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

On May 11, 2011, we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We agreed to pay a license fee of 20% of the adjusted gross revenues that we earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date. On November 1, 2012, the Company elected to convert a note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. Both the investments and the note receivable had been written off as impaired at December 31, 2011 due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are not on the balance sheets as of September 30, 2013 and December 31, 2012.

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

Results of Operations for the Three Months Ended September 30, 2013 and 2012:

	For the Three
	Months Ended
	September 30,		Increase /
	2013	2012	(Decrease)
Revenues	$286	$11,254	$(10,968)

Direct operating costs	4,843	46,302	(41,459)
General and administrative	40,386	94,550	(54,164)
Salaries and wages	65,992	105,099	(39,107)
Bad debts expense (recoveries)	–	(10,000)	(10,000)
Depreciation and amortization	5,737	5,736	1

Total Operating Expenses	116,958	241,687	(124,729)

Net Operating Loss	(116,672)	(230,433)	(113,761)

Total other income (expense)	(222,874)	(1,833)	221,041

Net (Loss)	$(339,546)	$(232,266)	$107,280

Revenues:

During the three months ended September 30, 2013 and 2012, we received revenues primarily from licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the three months ended September 30, 2013 were $286 compared to revenues of $11,254 in the three months ended September 30, 2012, a decrease in revenues of $10,968, or 97%. Revenues from networks were down 97%, or $10,968 in the three months ended September 30, 2013 compared to 2012, due to decreased revenues from the termination of a license agreement that previously enabled us to distribute our content to a Company in Greece. We didn’t realize production revenues also in the three months ended September 30, 2013, or 2012. Our revenues have been dramatically reduced as we have focused entirely on building and expanding our technology and revenues for the future, primarily through the development of a new internet based technology platform that was launched in October of 2011, and is in the process of being enhanced and redeployed in 2013.

Direct Operating Costs:

Direct operating costs were $4,843 for the three months ended September 30, 2013 compared to $46,302 for the three months ended September 30, 2012, a decrease of $41,459, or 90%. Our direct operating costs decreased due to our decreased website development costs as we shifted our focus to the development of our internet based technology platform that was launched to expand our distribution through new media channels, which was substantially completed during the period, however, our lack of resources has delayed the re-launch.

General and Administrative:

General and administrative expenses were $40,386 for the three months ended September 30, 2013 compared to $94,550 for the three months ended September 30, 2012, a decrease of $(54,164), or 57%. General and administrative expense decreased primarily due to decreased rent and professional fees incurred during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Salaries and Wages:

Salaries and wages expense totaled $65,992 for the three months ended September 30, 2013 compared to $105,099 for the three months ended September 30, 2012, a decrease of $39,107, or 37%. The decrease in salaries and wages was primarily due to staffing reductions due to our diminished resources during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Bad Debts Expense (Recoveries):

Bad debts expense (recoveries) was $-0- for the three months ended September 30, 2013 compared to $(10,000) for the three months ended September 30, 2012, a decrease of $10,000. The decrease was due to changes in the allowance for doubtful accounts.

Depreciation and Amortization:

Depreciation and amortization expense was $5,737 for the three months ended September 30, 2013 compared to $5,736 for the three months ended September 30, 2012.

Net Operating Loss:

Net operating loss for the three months ended September 30, 2013 was $116,672, or ($0.00) per share compared to a net operating loss of $230,433 for the three months ended September 30, 2012, or ($0.00) per share, a decrease of $113,761, or 49%. Net operating loss decreased primarily due to a reduction in revenues and decreased general and administrative and salaries and wages expenses for the three months ended September 30, 2013 compared to the same period in 2012, as our resources were insufficient to maintain our previous level of operations. We decreased production and overhead as we focused our limited resources on raising capital to fund our newly created and revamped websites that will be used to expand our distribution through new media channels.

Other Income (Expense):

Other income (expense) was $(222,874) for the three months ended September 30, 2013 compared to $(221,041) for the three months ended September 30, 2012, an increase of $221,041, or 12,059%. Other expense increased on a net basis primarily due to the amortization of debt discounts related to our convertible debentures recognized during the three months ended September 30, 2013 that were not recognized during the three months ended September 30, 2012.

Net Loss:

The net loss for the three months ended September 30, 2013 was $339,546, or ($0.00) per share, compared to a net loss of $232,266, or ($0.00) per share, for the three months ended September 30, 2012, a decreased net loss of $107,280. Net loss decreased primarily as a result of our decreased direct operating costs, salaries and general operating expenses and increased amortization of debt discounts related to convertible debts, as offset by decreased revenues incurred during the three months ended September 30, 2013, compared to the same period in 2012.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012:

	For the Nine
	Months Ended
	September 30,		Increase /
	2013	2012	(Decrease)
Revenues	$1,365	$41,953	$(40,588)

Direct operating costs	82,112	95,678	(13,566)
General and administrative	263,646	324,697	(61,051)
Salaries and wages	203,532	315,692	(112,160)
Bad debts expense (recoveries)	–	(240)	(240)
Depreciation and amortization	17,210	17,209	1

Total Operating Expenses	566,500	753,036	(186,536)

Net Operating Loss	(565,135)	(711,083)	(145,948)

Total other income (expense)	(648,976)	(178,126)	470,850

Net (Loss)	$(1,214,111)	$(889,209)	$324,902

Revenues:

During the nine months ended September 30, 2013 and 2012, we received revenues primarily from licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the nine months ended September 30, 2013 were $1,365 compared to revenues of $41,953 in the nine months ended September 30, 2012, a decrease in revenues of $40,588, or 97%. Revenues from networks were down 2,504%, or $34,175 in the nine months ended September 30, 2013 compared to 2012, due to decreased revenues from the termination of a license agreement that previously enabled us to distribute our content to a Company in Greece. Production revenues also decreased by 100%, or $6,413 in the nine months ended September 30, 2013 compared to 2012, due to our current inability to complete the last two episodes of a six episode pilot that was commissioned. We expect to complete post production and deliver the remaining two episodes in 2013 as funds become available. The completion of these pilots will enable us to recognize the remaining $135,000 of deferred revenue currently on our balance sheet. Our revenues have been dramatically reduced as we have focused entirely on building and expanding our technology and revenues for the future, primarily through the development of a new internet based technology platform that was launched in October of 2011, and is in the process of being enhanced and redeployed in 2013.

Direct Operating Costs:

Direct operating costs were $82,112 for the nine months ended September 30, 2013 compared to $95,678 for the nine months ended September 30, 2012, a decrease of $13,566, or 14%. Our direct operating costs decreased primarily due to our decreased website development costs as resources were limited.

General and Administrative:

General and administrative expenses were $263,646 for the nine months ended September 30, 2013 compared to $324,697 for the nine months ended September 30, 2012, a decrease of $61,051, or 19%. General and administrative expense decreased primarily due to rent reductions and decreased professional fees during the nine months ended September 30, 2013 compared to the nine months ending September 30, 2012.

Bad Debts Expense (Recoveries):

Bad debts expense (recoveries) was $-0- for the nine months ended September 30, 2013 compared to $(240) for the nine months ended September 30, 2012, a decrease of $240. The decrease was due to changes in the allowance for doubtful accounts.

Salaries and Wages:

Salaries and wages expense totaled $203,532 for the nine months ended September 30, 2013 compared to $315,692 for the nine months ended September 30, 2012, a decrease of $112,160, or 36%. The decrease in salaries and wages was primarily due to staffing reductions during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Depreciation and Amortization:

Depreciation and amortization expense was $17,210 for the nine months ended September 30, 2013 compared to $17,209 for the nine months ended September 30, 2012.

Net Operating Loss:

Net operating loss for the nine months ended September 30, 2013 was $565,135, or ($0.01) per share compared to a net operating loss of $711,083 for the nine months ended September 30, 2012, or ($0.01) per share, a decrease of $145,948, or 21%. Net operating loss decreased primarily due to decreased direct operating costs, rent and overhead and salaries and wages expenses, as offset by decreased revenues, for the nine months ended September 30, 2013 compared to the same period in 2012, as our resources were insufficient to maintain our previous level of operations. We decreased production during the nine months ended September 30, 2013 to focus on raising capital in order to redeploy our internet based technology platform.

Other Income (Expense):

Other income (expense) was $(648,976) for the nine months ended September 30, 2013 compared to $(178,126) for the nine months ended September 30, 2012, an increase of $470,850, or 264%. Other expense, on a net basis, increased primarily due to the amortization of debt discounts related to our convertible debentures recognized during the nine months ended September 30, 2013 that were not recognized during the nine months ended September 30, 2012.

Net Loss:

The net loss for the nine months ended September 30, 2013 was $1,214,111, or ($0.01) per share, compared to a net loss of $889,209, or ($0.01) per share, for the nine months ended September 30, 2012, an increased net loss of $324,902, or 37%. Net loss increased primarily as a result of our decreased revenues, and increased amortization of debt discounts related to convertible debts, as offset by reductions in salaries and wages and operating costs incurred during the nine months ended September 30, 2013, compared to the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2013 compared to December 31, 2012.

	September 30,	December 31,	Increase /
	2013	2012	(Decrease)
Total Assets	$195,896	$217,314	$(21,418)

Accumulated (Deficit)	$(23,703,005)	$(21,858,894)	$1,214,111

Stockholders’ Equity (Deficit)	$(1,578,166)	$(1,163,466)	$414,700

Working Capital (Deficit)	$(1,654,597)	$(1,261,865)	$392,732

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and debt and equity financings. At September 30, 2013, we had a negative working capital position of $1,654,597.

Debt Financing

During the nine months ended September 30, 2013, we received a total of $223,000 in exchange for a total of seven convertible debentures. The convertible debentures mature on various dates through May 1, 2014 and are convertible into shares of common stock at various conversion rates ranging from thirty five percent (35%) of the average of the lowest closing bid prices to seventy percent (70%) of the average of the three lowest reported daily sale or daily closing bid prices (whichever is the lower) of the Company’s common stock for the ten (10) trading days prior to the conversion date.

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

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the nine months ended September 30, 2013, the Company granted a total of 9,041,066 shares of common stock valued at $249,917 in lieu of cash payments to employees and outside consultants, compared to the issuance of 6,155,754 shares of common stock valued at $436,618 in lieu of cash payments to employees and outside consultants during the nine months ending September 30, 2012. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2013.

During the nine months ended September 30, 2013, we issued a total of 24,273,452 pursuant to the conversion of $191,478 of indebtedness on convertible debentures, including $9,353 of accrued interest and a loss on conversion of $1,625. The conversion prices of a total of $446,500 in convertible notes (principal only) sold between May 3, 2012 and July 30, 2013, of which $180,500 was converted, $40,000 was repaid in cash and $226,000 remains outstanding as of September 30, 2013, is convertible at various hypothetical prices discounted to market as depicted in the table below:

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.01 per share
Lender /	Conversion	Principal	100%	75%	50%	25%
Origination	Terms	Borrowed	$0.01	$0.0075	$0.0050	$0.0025

Asher Enterprises, Inc. (Fifth Asher Note) January 11, 2013	Convertible into 58% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$35,000	3,500,000	4,666,667	7,000,000	14,000,000

Asher Enterprises, Inc. (Sixth Asher Note) February 19, 2013	Convertible into 55% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$42,500	4,250,000	5,666,667	8,500,000	17,000,000

JMJ Financial (First JMJ Note) March 13, 2013	Convertible into 65% of the average of the lowest trading price over the 25 days prior to the conversion request. Interest rate of 10%.	$60,500	6,050,000	8,066,667	12,100,000	24,200,000

Asher Enterprises, Inc. (Seventh Asher Note) May 8, 2013	Convertible into 55% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$35,000	3,500,000	4,666,667	7,000,000	14,000,000

JMJ Financial (Second JMJ Note) June 4, 2013	Convertible into 65% of the average of the lowest trading price over the 25 days prior to the conversion request. Interest rate of 10%.	$27,500	2,750,000	3,666,667	5,500,000	11,000,000

Asher Enterprises, Inc. (Eighth Asher Note) July 30, 2013	Convertible into 35% of the average of the lowest bid prices over the 90 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$25,500	2,550,000	3,400,000	5,100,000	10,200,000

		$226,000	22,600,000	30,133,333	45,200,000	90,400,000

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sales of equity securities by the Company occurred during the three month period ended September 30, 2013:

Common Stock Sales

On July 1, 2013, the Company sold 300,000 shares of its common stock and an equal number of warrants, exercisable at $0.08 per share over an eighteen month period pursuant to a unit offering in exchange for total proceeds of $6,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was accredited, and there was no solicitation in connection with the offering.

Common Stock Issuances for Debt Conversions

On August 8, 2013, the Company issued 2,937,500 shares of common stock pursuant to the conversion of $18,800, consisting of $17,500 of outstanding principal and $1,300 of accrued interest, on the Fourth Asher Note. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State on May 6, 2013 (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

10.1*	Convertible Promissory Note with Asher Enterprises, Inc. (Eighth Asher Note), July 30, 2013

10.2*	Securities Purchase Agreement with Asher Enterprises, Inc. (Eighth Asher Note), July 30, 2013

10.3	Amendment to Investment Agreement by and between Players Network and Dutchess Opportunity Fund II, LP dated July 8, 2013 (incorporated by reference to Exhibit 10.19 of the Form S-1 filed with the Securities and Exchange Commission by Players Network on July 24, 2013)

10.4*	Subscription Agreement (John David Roberts), July 1, 2013

10.5*	Warrant Agreement (John David Roberts), July 1, 2013

10.6*	Subscription Agreement (Ralph Senensky), August 18, 2013

31.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2013

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

