Form 10-K
period 2013-12-31
PLAYERS NETWORK
filed 2014-04-08
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2013, was approximately $1,540,306 based on a share value of $0.0215 per share. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of April 3, 2014, there were 151,220,145 shares of the issuer's common stock, $0.001 par value per share, issued and outstanding.

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

In this report, references to “PLAYERS NETWORK”, “PNTV”, “the Company”, “we,” “us,” and “our” refer to PLAYERS NETWORK, a Nevada corporation.

ii

PART I

ITEM 1. BUSINESS

Overview

Players Network was incorporated in the State of Nevada in March of 1993. Players Network is a media and entertainment company engaged in the development of digital networks. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels. The Company has launched its proprietary scalable NexGenTV technology platform. The platform is designed to deliver video content and develop digital social communities, including “Vegas On Demand TV” and “Real Vegas TV”.

The Company operates a Video On Demand (“VOD”) television channel, also named Vegas On Demand, which consists of original programming that is distributed over its own VOD channels to approximately 23 million homes over Comcast, and 80 million homes via the internet on the Over The Top Television platform, with distribution partners that include Blinkx, YouTube Video and other internet and various mobile platforms. Players Network has a seventeen-year history of providing consumers with quality ‘Gaming and Las Vegas Lifestyle’ video content.

We have developed NexGenTV, an innovative, proprietary Enterprise Web Platform that incorporates the best parts of Hulu, YouTube, Facebook, Zenga and Groupon. We believe it will change how businesses approach building digital brand extensions.

NexGenTV, our scalable Digital Technology Platform allows Players Network to distribute content for brands, businesses and celebrities, and provide them with an unlimited amount of lifestyle category content, and the tools to launch their own “Branded Channel Destination, Social Community and Marketplace”. NexGenTV’s scalability can create hundreds of niche digital networks that can be viewed worldwide on any smart TV, computer, tablet or mobile device by millions of people simultaneously. The platform allows Advertisers and Marketing Partners the ability to capture their target market through rich content such as professionally produced, branded television segments; user-generated videos; blogs; editorials; tweets; photos; special offers; events and custom-designed contests.

Our business model incorporates elements of traditional proven media elements such as advertising and transactional delivery methods, but also offers professional production, marketing and distribution services to build and monetize its branded channel destination, in which we will retain a continuous revenue stream with our partners. Channel partners have the option to manage their own Branded New Media Channel, or use our professional services team of television producers, writers, graphic designers and technologists to keep their channel updated, and their content fresh and relevant.

Vegas On Demand TV and Real Vegas TV are the Company’s first two channel offerings that allow its audience the ability to connect to Vegas Insiders through unique, high-quality programming that captures the excitement, sex appeal, entertainment, and the non-stop adrenaline rush of the Las Vegas gaming lifestyle. Our content goes beyond poker, casino action, sports betting, and racing, to lifestyle programs about entertainment and fine living that attract young and sophisticated viewers that comprise the major digital media demographic. Whenever possible, our content will incorporate an expert, insider or celebrity within the Vegas community in order to enhance promotional merchandising to prospective customers.

We plan to use both its platform and original branded programming and events as a means to develop additional revenue streams, as well as marketing and membership benefits of our social media platform. These revenue streams include branded entertainment, sponsorships for events, and media placement, third party commissions for video and banner advertisements, merchandise and production sales and services.

We have addressed the digital market in an effort to grow as a New Media Company using “Vegas On Demand” and Real Vegas TV, its flagship branded television channel, and to use our scalable, custom enterprise web platform, which can also be replicated to launch thousands of channel destinations in any lifestyle category, for any lifestyle brand.

Our enterprise platform is highly scalable and can efficiently deploy, manage and distribute videos with integrated revenue-generating tools that go beyond traditional advertising. On our platform, the viewer of a video is brought into a web environment encompassing that lifestyle represented within the video content, where they are presented with membership, merchandising, couponing, subscription, loyalty programs, contest and other marketing opportunities, including the integration of live events. The platform also integrates branded sponsorships, and a game-like virtual economy supported by our Cost Per Action (“CPA”) advertising network.

Our next-generation media network operates across all distribution platforms from TV screens to mobile devices, gaming consoles, computers and tablets. We have positioned ourselves to provide companies with an affordable, turnkey, integrated solution that creates bookable revenue while generating net profits. We have not yet generated revenues from our Platform, but plan to market our services to companies in 2014 that can make their initial investment using a small portion of their existing marketing budget.

Through the cross-promotional integration of sponsored live events, contests and media creation and distribution, our Platform can deliver a targeted audience that can be monetized in multiple ways. The platform is a revenue engine that grows as audience and page views increase. The platform also provides a self-perpetuating aggregation juncture where Las Vegas businesses and “insiders” can connect socially with their audience/customer and generate shared revenues.

The ability to monetize video in so many ways, coupled with an efficient, easy-to-use technical and administrative back-end dashboard, is a powerful feature of our platform. It allows the creation of unlimited, new channel destinations using our scalable content management system (“CMS”) framework, with cost-competitive operations. Importantly, it allows administrative and editorial level employees to manage content without the expense of having a full-time technical engineering staff in-house.

Premium members must be industry Insiders and/or experts in their lifestyle category. For example, with regard to Vegas On Demand, Insiders are designed to be the who’s-who of Vegas: entertainers, nightclub promoters, casino hosts, famous chefs, etc. who offer our members deals on transactions connected to their sphere of influence. Deals may include being invited to a special VIP event, line passes, two-for-one offers, pay-per-view video discounts, etc.

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

Players Network has spent the last seven years creating electronic distribution opportunities through distribution agreements with substantial media companies such as the cable company, Comcast. This has allowed the Company to position itself to capitalize on technological developments in the near future, such as, dynamic ad insertion technology. Dynamic ad insertion will allow the Company to capture advertising revenue every time one of its videos is viewed.

Each new network will become an integrated channel destination that will include VOD television and a social community to complete and compliment a vertical distribution and marketing strategy. Each network will command a new audience and advertisement tied to the amount of monthly viewers, thus ultimately increasing Players Network’s advertising revenues.

Social media websites have continued to explode during the past few years, however many people have not heard of the hundreds of upcoming niche social networks. Players Network plans to underline all its websites with social elements in order to create communities and increase its memberships. Increased membership will lead to increased web traffic and commerce opportunities that target the many revenue streams that surround the seventy billion dollar US gaming industry.

Distribution

During the last several years, the Company has built a substantial distribution base with major partners that are now delivering Players Network’s programming. As such, Players Network has expanded over both, professional and open consumer platforms, and can be viewed in over 23 million VOD television homes. Players Network retains the rights to all advertising revenue earned by its programming on the television platform and split on the internet based advertising revenue. In addition to television households, the Company has signed distribution agreements, launched programming and revenue sharing agreements with Sling Media, Hulu.com and Blinkx in the rapidly expanding IPTV market.

The Company intends to continue to expand its new media distribution platforms and continue its production of original programming for its own distribution platforms, while also expanding its distribution through partnerships with new and traditional media companies in areas that include cable television, broadcast and satellite television, Pay-Per-View, television syndication, including more broadband, smart TVs, tablets, game consoles, downloadable devices and mobile devices, additional land-based locations, in-flight venues, and on-board sources. The Company plans to generate new revenues from sponsorship, advertising, content licensing, subscriptions and live events through video chat and commerce.

Content/Programming

Players Network’s Real Vegas TV and Vegas on Demand programming brands include, (1) Players Network, which focuses on Gaming lifestyle and produces programming about horse racing, sports betting, casino games, poker and much more; (2) Vegas On Demand, which is about Las Vegas lifestyle and covers celebrity, night clubs, poolside experiences, entertainment and more; (3) Sexy Sin City TV covers the adult and sexy side of Las Vegas after dark. Players Network has also licensed thousands of hours of programming from M3X media through other lifestyle categories.

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

Strategy

Our goal is to leverage our enterprise platform to collaborate with industry experts and content producers in selected lifestyle and service fields in an effort to incubate digital business extensions with existing and new businesses by:

•	Continue to look for partnerships to build new branded lifestyle categories.
•	Creating a brand identity as “the trusted name in gaming entertainment, education, information and services” that addresses the full spectrum of audience demographics within all of our destination channels;
•	Building an ever-expanding, valuable library of entertainment, instruction and information content that enables targeted audiences to connect with experts and insiders within any specific channel destination;
•	Leveraging our various distribution channels as a mechanism to bring value to both our business to business relationships that attract consumers with the goal of building a strong customer base and community;
•	Gaining a broad and diversified audience base through its distribution arrangement with Comcast as well as other distribution channels, including linear programming via digital cable, internet and broadband, wireless, packaged media, video games, mobile media through cell phones and iPods, radio, publishing, and IPTV.
•	In our flagship Vegas On Demand TV, harnessing the power of the media in order to provide customized media solutions and marketing services for key lifestyle category companies, principally major Las Vegas casino properties. Players Network uses its strong relationships in the gaming industry to lock in special trade relationships that can contribute to content, advertising, VIP services, and club amenities which will solidify Players Network’s credibility in the category;
•	Grow the Company’s robust, proprietary database of gaming enthusiasts, and create lifestyle communities by offering deals, discounts, and prizes to its customers, while marketing its strategic partners and sponsors;
•	Offering advertisers a new content category with creative cross-platform advertising/sponsorship packages, at reasonable rates, in an environment of unique, sexy content surrounded by sizzling attitude, that delivers desirable demographics;
•	Continuing to build a lean management team with proven experience that can move quickly, control costs, rapidly create a broad range of high-quality content, and leverage significant, long-term relationships in the media, entertainment and gaming industries allowing the company to accelerate its market leadership.

Distribution

We distribute our gaming lifestyle media programming through a variety of media platforms, including VOD, broadband/internet, satellite television, cable television, packaged media, and on our proprietary website. Through our dedicated channels of taped original television series, live pay per view events, mobile and internet content downloading, information segments and interactive content. The channel’s expanded programming will include popular poker programs, reality shows, game shows, documentaries, talk shows and special events on the gaming lifestyle.

Broadband/Internet

Broadband / internet is the future, as consumers are tired of paying high cable and satellite bills and younger generations are spending the majority of their time on internet and mobile devices, millions of consumer are cutting their cable and satellite services and accessing their content through less expensive, new media devices connected to the internet.

Currently there are over 7 billion interconnected devices that served up 450 billion videos in 2012 and are expected to grow to 12 billion devices by the end of 2014. This shift in consumer habits is breaking down the barriers of entry in the content business and allowing producers and publishers to distribute directly to its targeted audiences through key word searches.

The Company is continuously seeking advertiser and sponsorship support with some premium content available to consumers for a fee. As brand awareness grows through advertising and major industry tie-ins, the Company will seek to become an aggregating portal for other gaming sites.

Players Network intends to heavily market and cross-promote its website and the Company is actively exploring additional relationships through the social media networks.

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

As we expand and our users become more acclimated to social interaction and VOD, we believe that the whole world will be competing for the same viewers. Our advantage is that competition has driven users to our market and that the key to success will be to produce fresh content that is exclusive to our Channel Destinations and target markets.

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

Employees

We currently have two full time employees: our chief executive officer and our President of Programming. Our chief executive officer, Mark Bradley, is responsible for all material policy-making decisions and currently supports and operates our production and post-production operations, while Michael Berk, our President of Programming also supports and operates our production and post-production operations. Management will hire additional employees on an as needed basis. None of our employees are subject to any collective bargaining agreement or labor union contract, nor has the Company been subjected to any strikes or employment disruptions in its history. We are using, and intend to continue to use the services of independent consultants and contractors to perform various professional services when and as they are deemed necessary. We believe that the use of third-party service providers may enhance our ability to contain general and administrative expenses.

Office Locations

Our executive offices are located at 1771 E. Flamingo Road, #201-A, Las Vegas, Nevada 89119. Our office space consists of approximately 2,800 square feet leased pursuant to a 3-year operating lease expiring August 31, 2016. The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $2,997 and culminating in a monthly payment of $3,191 in 2016. The lease contains provisions for future rent increases and rent free periods for the first two months of the lease.

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

The Company was incorporated under the laws of the State of Nevada on March 16, 1993. Since inception, we have experienced operating losses on an on-going basis. For our fiscal year ended December 31, 2013, we incurred net losses of $1,709,102. As of such date, we had an accumulated deficit of $23,567,996. We expect our losses to continue for the foreseeable future. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

Our auditor has given us a "going concern" qualification, which questions our ability to continue as a going concern without additional financing.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2013 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. Management plans to try to increase sales and improve operating results through the expansion of the distribution channels of our programming with a view to increasing advertising and sponsorship revenues. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

We need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. We currently have an outstanding financing agreement that enables the Company to draw additional proceeds of $320,000 at the discretion of the lender, along with an outstanding investment agreement that permits us to “put” up to $8,500,000 in shares of common stock. There are no assurances that we will be able to draw on these funds, or obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. The expected operating losses, coupled with a lack of liquidity, raise a substantial doubt about our ability to continue as a going concern. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. For more information about our capital needs and abilities, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - OVERVIEW AND OUTLOOK - Liquidity and Capital Resources” herein.

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

Our current Officers and Directors currently own (directly or indirectly) approximately 28.7% of our outstanding common stock and 100% of our outstanding Series A Preferred Stock. Each share of common stock is entitled to one vote on stockholder matters and each share of Series A Preferred Stock is entitled to 25 votes on stockholder matters. Cumulative voting is not provided for in the election of directors. Accordingly, the holder or holders of a majority of our outstanding shares of voting stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs.

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

We have both the ability as well as outstanding obligations to issue additional shares of common stock in the future. These include the following:

•	Our Amended and Restated 2004 Non-Qualified Stock Option Plan allows us to issue up to 25,000,000 shares of common stock and options. We currently have 18,785,000 shares of our common stock available for issuance under our Amended and Restated 2004 Non-Qualified Stock Option Plan;
•	There are 25,859,565 shares of common stock issuable pursuant to common stock options and warrants outstanding as of the date of this Annual Report;
•	There are 6,349,339 shares of common stock reserved for issuance upon conversion of 2,000,000 shares of outstanding Series A Preferred Stock and 4,349,339 shares of outstanding Series B Preferred Stock
•	There are 10,404,883 shares of Series B Preferred Stock reserved for issuance pursuant to an outstanding Series B Preferred Stock Warrant. These shares of Series B Preferred Stock, if issued, will be convertible into 10,404,883 shares of common stock.
•	There are 80,000,000 shares of common stock reserved for issuance upon conversion of convertible notes payable held by Asher Enterprises.
•	There are 57,000,000 shares of common stock reserved for issuance upon conversion of a convertible note payable agreement with JMJ Financial that enables us to draw total net proceeds of $400,000, of which we have drawn a total of $120,000 as of the date of this Annual Report and have an additional $280,000 available.
•	There are 6,000,000 shares of common stock reserved for issuance upon conversion of convertible notes payable held by GEL Properties, LLC.
•	There are 6,000,000 shares of common stock reserved for issuance upon conversion of convertible notes payable held by LG Capital Funding, LLC.
•	We have an Equity Line Financing facility that we may draw on from time to time, as and when we determine appropriate with Dutchess Opportunity Fund, II, LP. The Investment Agreement permits us to “put” up to an aggregate of $8,500,000 in shares of Common Stock to Dutchess during a 36 month period ending on September 26, 2016.

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

The conversion prices of a total of $166,500 in outstanding convertible notes outstanding as of March 31, 2014, is convertible at various prices discounted to market as depicted in the table below. As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.04 per share
Lender /	Conversion	Principal	100%	75%	50%	25%
Origination	Terms	Borrowed	$0.04	$0.03	$0.02	$0.01

JMJ Financial (First JMJ Note) March 13, 2013	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request. Interest rate of 10%.	$31,500	787,500	1,050,000	1,575,000	3,150,000

JMJ Financial (Second JMJ Note) June 4, 2013	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request. Interest rate of 10%.	$27,500	687,500	916,667	1,375,000	2,750,000

Asher Enterprises, Inc. (Ninth Asher Note) October 28, 2013	Convertible into 31% of the lowest closing bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$12,500	312,500	416,667	625,000	1,250,000

GEL Properties, LLC (First GEL Properties Note) January 8, 2014	Convertible into 60% of the average of the two lowest closing bid prices over the 10 days prior to the conversion request. Interest rate of 8% with an 18% default rate.	$25,500	637,500	850,000	1,275,000	2,550,000

LG Capital Funding, LLC (First LG Capital Note) January 8, 2014	Convertible into 60% of the average of the two lowest closing bid prices over the 10 days prior to the conversion request. Interest rate of 8% with an 18% default rate.	$25,500	637,500	850,000	1,275,000	2,550,000

JMJ Financial (Third JMJ Note) February 20, 2014	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request. Interest rate of 10%.	$44,000	1,100,000	1,466,667	2,200,000	4,400,000

		$166,500	4,162,500	5,550,000	8,325,000	16,650,000

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

Our common stock has historically been sporadically or “thinly-traded” on the OTCQB, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB, which would limit the ability of Broker-Dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTCQB, such as the Company, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB. If we fail to remain current on our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Risks Related to the Offering of Common Stock to Dutchess Opportunity Fund, II, LP

Existing stockholders may experience significant dilution from the sale of our common stock pursuant to the Dutchess Opportunity Fund, II, LP Investment Agreement.

On November 7, 2012, we entered into an Investment Agreement and Registration Rights Agreement (the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) in order to establish a possible source of funding for us. Under the Investment Agreement, Dutchess has agreed to provide us with up to $8,500,000 of funding.

We can deliver a put under the Investment Agreement by selling shares of our common stock to Dutchess and Dutchess is obligated to purchase the shares. A put transaction must close before we can deliver another put notice to Dutchess. We may request a put by sending a put notice to Dutchess, stating the amount of the put. During the four trading days following a notice, we will calculate the amount of shares we will sell to Dutchess and the purchase price per share. The number of shares of our common stock that Dutchess shall purchase pursuant to each put notice shall be determined by dividing the amount of the put by the purchase price.

The sale of our common stock to Dutchess under the Investment Agreement may have a dilutive impact on our shareholders. As a result, our net income per share could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put options, the more shares of our common stock we will have to issue to Dutchess in order to exercise a put under the Investment Agreement. If our stock price decreases, then our existing shareholders would experience greater dilution for any given dollar amount raised under the Investment Agreement.

The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

The issuance of shares pursuant to the Dutchess Investment Agreement may have a significant dilutive effect.

Depending on the number of shares we issue pursuant to the Dutchess Investment Agreement, it could have a significant dilutive effect upon our existing shareholders. To date, we have not accepted any funds or delivered any Put notices under the Investment Agreement; thus, there is still eight million five hundred thousand dollars ($8,500,000) available. If we accept additional funding under the Investment Agreement by issuing additional puts, such action could have a significant dilutive effect upon our existing shareholders.

Dutchess Opportunity Fund, II, LP will pay less than the then-prevailing market price of our common stock which could cause the price of our common stock to decline.

Our common stock to be issued to Dutchess under the Investment Agreement will be purchased at a 5% discount, or 95% of the lowest Volume Weighted Average Price of our Common Stock during the four consecutive trading days immediately following the date the notice of our election to put shares pursuant to the Investment Agreement is delivered to Dutchess. The amount we may put will be equal to up to either 1) 200% of the average daily volume (U.S. market only) of our Common Stock for the three Trading Days prior to the applicable put notice date, multiplied by the average of the three daily closing prices immediately preceding the put date or 2) $50,000.

Dutchess has a financial incentive to sell our shares immediately upon receiving the shares to realize the profit between the discounted price and the market price. If Dutchess sells our shares, the price of our common stock may decrease. If our stock price decreases, Dutchess may have a further incentive to sell such shares. Accordingly, the discounted sales price in the Investment Agreements may cause the price of our common stock to decline.

Dutchess Opportunity Fund, II, LP has entered into similar agreements with other public companies and may not have sufficient capital to meet our put notices.

Dutchess has entered into similar investment agreements with other public companies, and some of those companies have filed registration statements with the intent of registering shares to be sold to Dutchess pursuant to investment agreements. We do not know if management at any of the companies who have or will have effective registration statements intend to raise funds now or in the future, what the size or frequency of each put request would be, if floors will be used to restrict the amount of shares sold, or if the investment agreement will ultimately be cancelled or expire before the entire amount of shares are put to Dutchess. Since we do not have any control over the requests of these other companies, if Dutchess receives significant requests, it may not have the financial ability to meet our requests. If so, the amount of available funds may be significantly less than we anticipate.

We have registered an aggregate of 22,750,000 shares of common stock to be issued under the Dutchess Investment Agreement. The sale of such shares could depress the market price of our common stock.

On September 26, 2013, we registered an aggregate of 22,750,000 shares of common stock under an S-1 registration statement. The sale of these shares into the public market by Dutchess could depress the market price of our common stock.

ITEM 2. PROPERTIES

We have a library of over 1,050 gambling and gaming lifestyle videos. We own the intellectual property rights in the programming and content that we produce. Moreover, the slogans “Everybody wants to be a player” and “The only game in town” are registered trademarks of the Company with the United States Patent and Trademark Office (the “PTO”). The Company has received from the PTO the trademark for “Players Network” and for the service mark “Players Network.”

The principal executive office of Players Network is located at 1771 E. Flamingo Road, #201-A, Las Vegas, Nevada, 89119. Players Network occupies approximately 2,800 square feet of office space at these premises pursuant to a 3-year operating lease expiring August 31, 2016. The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $2,997 and culminating in a monthly payment of $3,191 in 2016. The lease contains provisions for future rent increases and rent free periods for the first two months of the lease.

These properties are in good condition, well maintained and adequate for Players Network’s current and immediately foreseeable operating needs. Players Network does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

Players Network filed a civil suit in the Eighth Judicial District Court in Clark County, Nevada on January 2, 2014, and served the suit on January 23, 2014, listed as case number A-13-693908-B against Defendants, Comcast Corporation and Advanced Information Systems Inc. Information and details will be forthcoming as permitted by public disclosure. Mr. Barney C. Ales and his firm based in Las Vegas, Nevada have been retained as the Company's Special Counsel, for the litigation and ultimate trial of this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Mine safety disclosures are not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company's Common Stock is currently traded on the National Association of Security Dealers' over-the-counter market (OTCQB) under the symbol “PNTV”. The following table sets forth the high and low bid prices for each quarter within the last two fiscal years. The source of these quotations is the OTCQB Trade Activity Report. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK
	MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2013:
Fourth Quarter	$0.033	$0.006
Third Quarter	$0.025	$0.008
Second Quarter	$0.055	$0.005
First Quarter	$0.057	$0.010
FISCAL YEAR ENDED DECEMBER 31, 2012:
Fourth Quarter	$0.090	$0.030
Third Quarter	$0.160	$0.060
Second Quarter	$0.150	$0.060
First Quarter	$0.100	$0.050

(b) Holders of Common Stock

As of March 31, 2014, there were approximately 300 holders of record of the Company's Common Stock. As of March 31, 2014, the closing price of the Company's shares of common stock was $0.05 per share. Empire Stock Transfer Inc. (telephone: (702) 818-5898; facsimile: (702) 974-1444) is the registrar and transfer agent for our common stock.

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

Number of
securities
remaining
available for
future issuance
	Number		under equity
	of securities		compensation
	to be issued	Weighted-average	plans
	upon exercise	exercise price	(excluding
	of outstanding	of outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders(1)(2)	14,059,565	0.10	-0-
Total:	14,059,565	$0.10	-0-

(1) In 2013, the Company issued 1,150,000 options to consultants for services rendered at a weighted average exercise price of $0.08 per share. As of December 31, 2013, the Company had options outstanding exercisable for 3,740,000 shares of the Company’s common stock at a weighted average exercise price of $0.17 per share that were issued for services rendered under the Company’s Amended and Restated 2004 Non-Qualified Stock Option Plan, which allows for the issuance of a total of 25,000,000 non-qualified stock options.

(2) In 2013, the Company issued 8,800,000 warrants at a weighted average exercise price of $0.04 per share. As of December 31, 2013, the Company had warrants outstanding exercisable for 10,319,565 shares of the Company’s common stock at a weighted average exercise price of $0.08 per share.

(e) Recent Sales of Unregistered Securities

The following sales of equity securities by the Company occurred during the three month period ended December 31, 2013:

Common Stock

On December 9, 2013, the Company issued 5,350,000 shares of common stock pursuant to the conversion of $21,400, consisting of $20,000 of outstanding principal and $1,400 of accrued interest, on the Fifth Asher Note.

On December 3, 2013, the Company sold 8,500,000 units (“Units”) at a price of $0.02 per Unit, with each Unit consisting of one share of our common stock and a ten (10) year warrant to purchase one share of common stock at an exercise price of $0.04 per share (“the Offering”). Proceeds to the Company of from the sale of the Units in the offering were $170,000.

On December 3, 2013, the Company’s Board of Directors granted the issuance of 3,000,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation.

On December 3, 2013, the Company issued 250,000 shares of restricted common stock for professional services provided.

On December 3, 2013, the Company’s Board of Directors granted the issuance of 500,000 shares of restricted common stock to one of the Company’s Directors as a compensation bonus.

On November 19, 2013, the Company issued 3,658,537 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the Fifth Asher Note.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Outlook

Players Network is a media and entertainment company engaged in the development of Digital Networks. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels. The Company has launched its proprietary scalable NexGenTV technology platform. The platform is designed to deliver video content and develop digital social communities, including “Vegas On Demand TV” and “Real Vegas TV”.

The Company operates a Video On Demand (“VOD”) television channel, also named Vegas On Demand, which consists of original programming that is distributed over its own VOD channels to approximately 23 million homes over the internet with distribution partners that include, Comcast, Hulu, Blinkx, Google, and YouTube Video, for DVD home video, and various mobile platforms. Players Network has a fourteen year history of providing consumers with quality ‘Gaming and Las Vegas Lifestyle’ video content.

Vegas On Demand TV and Real Vegas TV offers its audience the ability to connect to Vegas insiders through unique, high-quality programming that captures the excitement, sex appeal, entertainment, and the non-stop adrenaline rush of the Las Vegas gaming lifestyle. Players Network’s content goes beyond poker, casino action, sports betting, and racing, to lifestyle programs about entertainment and fine living that attract young and sophisticated viewers that comprise the major digital media demographic. Whenever possible our content incorporates an expert, insider or celebrity within the Vegas community in order to enhance promotional merchandising to prospective customers.

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

Players Network has addressed the digital market in an effort to grow as a New Media Company using “Vegas On Demand”, its flagship branded television channel destination, which uses its scalable, custom Enterprise Web Platform to host “Vegas On Demand”, which can also be replicated to launch thousands of channel destinations in any Lifestyle Category, for any Lifestyle Brand.

PNTV’s enterprise platform efficiently deploys, manages and distributes videos with integrated revenue-generating tools that go beyond traditional advertising. On our platform, the viewer of a video is brought into a web environment encompassing that video’s lifestyle, where they are presented with membership, merchandising, couponing, subscription, loyalty programs, contest and other marketing opportunities, including the integration of live events. The platform also integrates branded sponsorships, and a game-like virtual economy supported by our Cost Per Action (“CPA”) advertising network.

By providing companies and lifestyle brands with their own channel destination on our enterprise web platform and offering our media and production expertise, we plan to provide an integrated media, marketing and merchandising solution that aims to save our customers significant time and money that would be required to replicate equivalent services.

We have also leveraged our existing library of original content, and distribution network, to build this infrastructure hub and launch our initial digital lifestyle network: “VegasOnDemand.tv”.

Through the cross-promotional integration of sponsored live events, contests and media creation and distribution, our platform can deliver a targeted audience that can be monetized in multiple ways. The platform is a revenue engine that grows as audience and page views increase. The platform also provides a self-perpetuating aggregation juncture where Las Vegas businesses and “insiders” can connect socially with their audience/customer and generate shared revenues.

The ability to monetize video in so many ways, coupled with an efficient, easy-to-use technical and administrative back-end dashboard, is a powerful feature of Player’s platform. It allows the creation of unlimited, new channel destinations using our scalable Content Management System (“CMS”) framework, with cost-competitive operations. Importantly, it allows content management by administrative and editorial level employees without the expense of having a full-time technical engineering staff in-house.

The Company’s platform has two main membership categories: 1) the consumer/user that visits our digital communities and partakes in viewing ad-supported and pay-per-view premium videos, purchases products and connects with “insiders”, who are our 2) premium members.

Premium members must be industry insiders and/or experts in their lifestyle category. For example, with regard to Vegas On Demand, Insiders are designed to be the “who’s-who” of Vegas: entertainers, nightclub promoters, casino hosts, famous chefs, etc. who offer our members deals on transactions connected to their sphere of influence. Deals may include being invited to a special VIP event, line passes, two-for-one offers, PPV video discounts, etc.

Transactions can be purchased using credit cards, or our incentivized Virtual Economy. When using our Virtual Economy, we set the value of the goods and services that are redeemed through a points (virtual currency) system. Points can be bought or earned using our CPA advertising network. Our Virtual Economy allows the Company to realize revenue every time Points are earned, as well as every time Points are redeemed.

During 2013, J&H Productions began to market the first pilot episode we created per our agreement to produce a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business. The agreement also provides for the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The feedback we received during the marketing process has caused both parties to re-evaluate the project and completion of the final two episodes. We expect to either complete the post-production on the final two episodes, or amend the agreement and release the content to J&H Productions during 2014. The Company recognized $95,000 of revenues and related expenses of $75,617 during 2012 with the completion of the first of three pilot episodes. An additional $135,000 of revenues and $116,454 of related expenses have been deferred until the completion of the project.

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

Cost Method of Accounting for Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Impairment analyses on our investments which are accounted for on the cost method of accounting resulted in complete impairment of $25,499 during 2011.

Deferred Television Costs

Deferred television costs as of December 31, 2013, included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company recognized $95,000 of revenues on November 1, 2012 with the completion of the first of three pilot episodes; accordingly, we have recognized $75,617 of expenses related to the development of the pilot during the year ended December 31, 2012. No revenues were recognized in 2013 due to our lack of resources and inability to jointly market and distribute the pilot episodes.

Due to practical limitations applicable to monetizing our developed content over On-Demand networks, the Company has not considered collectability of advertising or television license revenues to be reasonably assured, and accordingly, the Company has expensed production costs related to the development of our On-Demand and internet-based content as incurred.

Debt Issuance Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The Company paid $18,260 and $20,160 of debt issuance costs during the years ended December 31, 2013 and 2012, respectively, of which the unamortized balance of debt issuance costs at December 31, 2013 and 2012 was $3,399 and $12,695, respectively. Amortization of debt issuance costs charged to interest expense was $27,556 and $7,465 for the years ended December 31, 2013 and 2012, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

Deferred Rent Obligation

The Company has entered into operating lease agreements for its corporate office which contains provisions for future rent increases. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease terms. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” which is reflected as a separate line item in the accompanying Balance Sheets.

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

Deferred revenues consist of the following at December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012
Deferred revenues on television pilot episodes	$135,000	$135,000
Deferred revenues on audio/video content licensing	–	–
Total deferred revenues	$135,000	$135,000

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $11,684 and $92,312 for the years ended December 31, 2013 and 2012, respectively.

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

The Company had no capitalized website development costs during the years ended December 31, 2013 and 2012 related to its internet television platforms pursuant to the development stage.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2013 and 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $449,667 and $561,729 for the years ended December 31, 2013 and 2012, respectively.

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

Results of Operations for the Years Ended December 31, 2013 and December 31, 2012:

	For the Years Ended
	December 31,		Increase /
	2013	2012	(Decrease)
Revenues	$1,567	$137,904	$(136,337)

Direct operating costs	109,966	184,831	(74,865)
General and administrative	320,750	420,994	(100,244)
Salaries and wages	258,685	414,853	(156,168)
Bad debts expense (recoveries)	–	(240)	(240)
Depreciation and amortization	22,945	22,945	–

Total Operating Expenses	712,346	1,043,383	(331,037)

Net Operating (Loss)	(710,779)	(905,479)	(194,700)

Total other income (expense)	(998,323)	(221,487)	776,836

Net (Loss)	$(1,709,102)	$(1,126,966)	$582,136

Revenues:

During the years ended December 31, 2013 and 2012, we received revenues primarily from licensing fees from our private networks, including the sale of in-home media and advertising fees, and production revenues, which included fees from third party programming production. Aggregate revenues for the year ended December 31, 2013 were $1,567 compared to revenues of $137,904 in the year ended December 31, 2012, a decrease in revenues of $136,337, or 99%. Revenues from networks decreased by $32,372 in the year ended December 31, 2013, with the termination of a license agreement that previously enabled us to distribute our content to a Company in Greece. Production revenues decreased by $101,413 in the year ended December 31, 2013 compared to 2012, due to the completion in 2012 of the first of a three episode pilot that was commissioned, which wasn’t completed in 2013 due to the lack of resources. We have received $135,000 that is presented as deferred revenues and is yet to be recognized. We anticipate completion of the project in 2014 and expect to either market the pilots to additional media outlets, or negotiate a settlement and release to complete the project without finalizing the remaining pilot episodes. We have focused entirely on building and expanding our technology and revenues for the future, primarily through the development of a new internet based proprietary scalable technology platform that was launched in October of 2011, and redeployed in 2012. We anticipate increased market saturation of our video content through our newly revamped websites and the Company’s existing media channels as we market our internet platform in 2014.

Direct Operating Costs:

Direct operating costs were $109,966 for the year ended December 31, 2013 compared to $184,831 for the year ended December 31, 2012, a decrease of $74,865, or 41%. Our direct operating costs in 2013 decreased due to our decreased content development costs as we focused our resources on our internet based technology platform. We have deferred television costs of $116,454 that have been capitalized until the expenses can be matched against the revenues that will be recognized upon the completion of two remaining pilot episodes, which we expect to complete in 2014.

General and Administrative:

General and administrative expenses were $320,750 for the year ended December 31, 2013 compared to $420,994 for the year ended December 31, 2012, a decrease of $100,244, or 24%. General and administrative expense decreased primarily due to a reduction in advertising and public relations charges, along with reduced health insurance expense, during 2013, compared to 2012.

Bad Debts Expense (Recoveries):

Bad debts expense (recoveries) was $-0- for the year ended December 31, 2013 compared to $(240) for the year ended December 31, 2012, a decrease of $240. The decrease was due to changes in the allowance for doubtful accounts.

Salaries and Wages:

Salaries and wages expense totaled $258,685 for the year ended December 31, 2013 compared to $414,853 for the year ended December 31, 2012, a decrease of $156,168, or 38%. The decrease in salaries and wages was primarily due to our President of Programming taking an unpaid sabbatical for most of 2013.

Depreciation and Amortization:

Depreciation and amortization expense was $22,945 for the year ended December 31, 2013, compared to $22,945 for the year ended December 31, 2012.

Net Operating Loss:

Net operating loss for the year ended December 31, 2013 was $710,779, or ($0.01) per share compared to a net operating loss of $905,479, or ($0.01) per share for the year ended December 31, 2012, a decrease of $194,700, or 22%. Net operating loss decreased primarily due to a reduction in direct operating costs, advertising & public relations, and officer compensation during 2013, compared to the same period in 2012. We decreased production as we focused our resources on our newly created and revamped websites that will be used to expand our distribution through new media channels, and reduced advertising and compensation costs as resources were limited during the year ended December 31, 2013, compared to the year ended December 31, 2012.

Other Income (Expense):

Other income (expense) was $(998,323) for the year ended December 31, 2013 compared to $(221,487) for the year ended December 31, 2012, an increase of $776,836, or 351%. Other income (expense) increased primarily due to the change in derivative liability and related interest and finance expenses incurred during the year ended December 31, 2013, compared to the year ended December 31, 2012.

Net Loss:

The net loss for the year ended December 31, 2013 was $1,709,102, or ($0.02) per share, compared to a net loss of $1,126,966, or ($0.02) per share, for the year ended December 31, 2012, an increased net loss of $582,136, or 52%. Net loss increased primarily as a result of our decreased revenues and increased change in derivative liability and related interest and finance expenses on our convertible debts, as partially diminished by our decreased direct operating costs, advertising & public relations expense and cost savings related to the non-paid sabbatical of our President of Programming during the year ended December 31, 2013, compared to the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2013 compared to December 31, 2012.

	December 31,
	2013	2012
Total Assets	$195,083	$217,314

Total Liabilities	$1,713,126	$1,380,780

Accumulated (Deficit)	$(23,567,996)	$(21,858,894)

Stockholders’ Equity (Deficit)	$(1,518,043)	$(1,163,466)

Working Capital (Deficit)	$(1,584,201)	$(1,163,466)

Sources and Uses of Cash

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and convertible debt financing. At December 31, 2013, we had a negative working capital position of $(1,584,201). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. We currently have an outstanding convertible note financing agreement that enables the Company to draw additional proceeds of $308,000 at the discretion of the lender, along with an Investment Agreement with Dutchess whereby they committed to purchase, in a series of purchase transactions (“Puts”), up to eight million five hundred thousand ($8,500,000) dollars of the Company’s common stock over a period of up to thirty-six (36) months from September 26, 2013. There are no assurances that we will be able to draw on these funds, or obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels, or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

Debt Instruments, Guarantees, and Related Covenants

On February 20, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Third JMJ Note”), which matures on February 20, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.

On January 8, 2014, the Company received net proceeds of $22,250 in exchange for an unsecured $25,500 convertible promissory note that carries an 8% interest rate (“First GEL Note”), which matures on October 8, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two (2) lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,250 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan.

On January 8, 2014, the Company received net proceeds of $22,250 in exchange for an unsecured $25,500 convertible promissory note that carries an 8% interest rate (“First LG Note”), which matures on October 8, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two (2) lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.

On October 28, 2013, the Company received net proceeds of $11,500 in exchange for an unsecured $12,500 convertible promissory note that carries an 8% interest rate (“Ninth Asher Note”), and matures on July 30, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty one percent (31%) of the average of the lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.

On July 30, 2013, the Company received net proceeds of $23,000 in exchange for an unsecured $25,500 convertible promissory note that carries an 8% interest rate (“Eighth Asher Note”), and matures on May 1, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty five percent (35%) of the average of the lowest closing bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The principal and interest was subsequently repaid in full prior to maturity on January 31, 2014 out of the proceeds from the January 8, 2014 convertible debt financing received from GEL Properties, LLC.

On June 4, 2013, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matures on June 3, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.

On May 8, 2013, the Company received net proceeds of $32,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Seventh Asher Note”), which matured on February 13, 2014. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares.

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

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice in 2014. In the year ending December 31, 2013, the Company issued 25,619,637 shares of common stock valued at $449,667 in lieu of cash payments to employees and outside consultants, consisting of the value of common stock and common stock options, recorded at fair value. In the year ending December 31, 2012, the Company issued 6,981,254 shares of common stock valued at $561,729 in lieu of cash payments to employees and outside consultants, consisting of the value of common stock and common stock options, recorded at fair value. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in 2014.

Satisfaction of Our Cash Obligations for the Next 12 Months

As of December 31, 2013, our balance of cash and cash equivalents was $4,696. We believe we cannot satisfy our cash requirements for the next twelve months with our current cash on hand. Our operations are subject to attaining adequate financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our operations.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $700,000, of which we expect a portion will be satisfied with the issuance of stock based compensation in lieu of cash. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our planned operations. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from our Enterprise Technology Platform, is through sale of shares of our common stock, third party financing, and/or traditional debt financing. We may continue to pay for services with shares of common stock in lieu of cash if financing is unavailable.

In the event we are not successful in obtaining financing, we may not be able to proceed with our business plan for the commercialization of our products and further research and development of new products. We anticipate that we will incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off- Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2013, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since
Mark Bradley	51	Chief Executive Officer, Principal Financial Officer and Chairman	1993
Michael Berk	67	President of Programming and Director	2000
Doug Miller	68	Director	2005

Mark Bradley founded the Company and has been its Chief Executive Officer and a director since 1993. Mr. Bradley was a staff producer/director at United Artists where he produced original programming and television commercials. In 1985 he created the Real Estate Broadcast Network that was the first 24-hour real estate channel. In 1993 he founded Players Network. Mr. Bradley is a graduate of the Producers Program at the University of California Los Angeles. Under his direction, Players Network became the first user of a digital broadcast system for television programming and the first private label gaming network. Mr. Bradley pioneered, developed and executive produced the production of Players Network’s unique gaming-centric programming. Mr. Bradley graduated from the UCLA producer’s program and became a producer/director at United Artists, where he produced original programming, television commercials, multi-camera music videos, live-to-tape sports and a variety show and was studio manager and postproduction supervisor with United Cable Television in Los Angeles. In this capacity he engaged in the production, packaging and syndication of television and film productions for such media venues as HBO, Nickelodeon, Prime Ticket and MTV. As an independent producer/director, Mr. Bradley created and promoted live pay-per-view events, negotiated entertainment programming distribution deals, budgeted and packaged TV programming. In 1985, Mr. Bradley created the Real Estate Broadcast Network, which was credited as being the first 24-hour real estate channel. As a founder and Chief Executive Officer of the Company, Mr. Bradley has extensive media production expertise as well as deep knowledge and relationships in the Las Vegas, Nevada entertainment industry. Mr. Bradley’s experience with the Company from its founding also offers the Board insight to the evolution of the Company, including from execution, cultural, operational, and competitive and industry points of view.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we believe that during 2013 our Directors and executive officers did not comply with all Section 16(a) filing requirements. Specifically, Mr. Bradley and Mr. Berk failed to file Form 4’s with respect to the issuance of common shares for 2013. Doug Miller and Jim Bates also failed to file Form 4’s with respect to the issuance of common stock and common stock options that were granted during 2013.

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company's Audit Committee during fiscal 2013, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the years ended December 31, 2013, 2012 and 2011:

Summary Compensation Table

Name and
Principal			Stock	Option
Position	Year	Salary	Awards	Awards	All Other	Total
(a)	(b)	(c)	(e)(1)	(f)(1)	Compensation	Compensation
Mark Bradley,	2013	$41,027	$170,600	$-0-	$-0-	$211,627
Chief Executive Officer	2012	$63,300	$123,473	$-0-	$-0-	$186,773
	2011	$106,155	$71,800	$14,229	$-0-	$192,184

Michael Berk,	2013	$2,700	$62,587	$-0-	$-0-	$65,287
President of Programming	2012	$37,806	$108,770	$-0-	$-0-	$146,576
	2011	$70,152	$-0-	$14,229	$-0-	$84,381

(1)	The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2013, 2012 and 2011, in accordance with FASB ASC 718-10 of awards of stock and stock options. Assumptions used in the calculation of this amount are included in the footnotes to our audited financial statements for the fiscal year ended December 31, 2013, included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Michael Berk, President of Programming

On January 1, 2005, we entered into a five-year employment agreement with Mr. Michael Berk, our President of Programming pursuant to which we agreed to pay Mr. Berk an annual salary of $150,000 plus 10% of all royalties that we receive from sources directly resulting from his efforts. Mr. Berk took an unpaid leave of absence from July 1, 2009 through October 1, 2010, at which time we replaced Mr. Berk’s expired employment agreement. We extended Mr. Berk’s employment under a replacement employment agreement which provides that Mr. Berk is entitled to receive an annual salary of $150,000, with an additional monthly automobile allowance of $700. On October 1, 2010, the employment agreement was renewed for a five (5) year period through August 31, 2015, with amendments to include a monthly automobile allowance of $700. Mr. Berk agreed to suspend the accrual of all compensation effective March 1, 2013 due to a lack of available resources.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the value of all unexercised options previously awarded to the Named Executive Officers at the fiscal year ended December 31, 2013.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (f)	Market Value of Shares or Units of Stock That Have Not Vested ($) (g)
Mark Bradley	100,000	-0-	$0.25	February 7, 2014	-0-	-0-
	1,500,000	-0-	$0.22	July 18, 2014	-0-	-0-
Michael Berk	100,000	-0-	$0.25	February 7, 2014	-0-	-0-

(1)	All outstanding options were fully vested on the date of grant.

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

Director Compensation

The table below summarizes the compensation paid, or accrued to non-employee directors for the year ended December 31, 2013.

	Fees Earned	Stock	Option	All Other
	or Paid	Awards	Awards	Compensation	Total
Name	in Cash	($)	($)	($)	($)
(a)	(b)	(c) (1)	(d) (2)	(g)	(h)
Doug Miller	$-0-	$6,400	$11,048	$-0-	$17,448

The amounts in columns (c) and (d) reflect the fair value dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2012, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2012. Assumptions used in the calculation of this amount are included in the footnotes to our audited financial statements for the year ended December 31, 2013 included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(1)	On May 1, 2013 and December 3, 2013, the Company granted Doug Miller 150,000 and 500,000 shares of common stock, respectively, in exchange for services rendered as a director.
(2)	On January 8, 2013 the Company granted Doug Miller cashless options to purchase 300,000 shares of its common stock in exchange for services rendered as a director. The options carry an exercise price of $0.08 per share, exercisable over 48 months from the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2014, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2014 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o Players Network, 1771 E. Flamingo Road, #201-A, Las Vegas, NV 89119.

				Series A		Series B
	Common Stock			Preferred Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares		% of Class(2)	Number of Shares	% of Class(3)	Number of Shares		% of Class(4)	Total Voting Power(13)
Officers and Directors:
Mark Bradley, CEO and Director(5)	39,076,217		24.2%	1,000,000	50%	–		–	24.2%
Michael Berk, President of Programming and Director(6)(7)	6,117,193		4.0%	1,000,000	50%	–		–	14.0%
Doug Miller, Director(8)(9)	1,350,000		*	–	–	–		–	*
Directors and Officers as a Group (3 persons)	46,543,410		28.7%	2,000,000	100%	–		-	38.5%
5% Holders:
Lyle Berman(10)	17,000,000		10.6%	–	–	–		–	3.8%(14)
David W. Tice	7,554,768	(11)	5.0%	–	–	4,349,339	(12)	100%	12.8%(14)

* less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.

(2) Percentage of beneficial ownership is based upon 151,220,145 shares of Common Stock outstanding as of March 31, 2014. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of March 31, 2014, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3) Percentage of beneficial ownership is based upon 2,000,000 shares of Series A Preferred Stock outstanding as of March 31, 2014.

(4) Percentage of beneficial ownership is based upon 4,349,339 shares of Series B Preferred Stock outstanding as of March 31, 2014.

(5) Includes stock options and warrants to purchase 10,449,565 shares of Common Stock exercisable within 60 days of March 31, 2014 and 25,000 shares held for the benefit of Mr. Bradley’s minor daughter.

(6) Includes 38,000 shares held by MJB Productions, which is 100% owned by Mr. Berk.

(7) Excludes (i) 125,000 shares held by Mr. Berk’s ex-wife, and (ii) 125,000 shares by Mr. Berk’s adult son.

(8) Includes options to purchase 600,000 shares of Common Stock exercisable within 60 days of March 31, 2014.

(9) Excludes 100,000 shares held by Mr. Miller’s adult son.

(10) Includes warrants to purchase 8,500,000 shares of Common Stock exercisable within 60 days of March 31, 2014.

(11) Information based on Schedule 13D filed with the SEC on October 19, 2011, Form 4 filed on October 10, 2011 and October 11, 2011 and the Company’s shareholder reports.

(12) Includes 4,349,339 shares of Series B Preferred, which is convertible into 10,404,883 shares of common stock, held by Tice Capital, LLC. Mr. Tice is the sole member and manager of Tice Capital, LLC and has voting and dispositive control over the shares held by Tice Capital, LLC. Therefore, Mr. Tice is deemed to be the beneficial owner of these shares.

(13) Series A Preferred Stock carries preferential voting power of 25:1. Both MR. Bradley and Mr. Berk hold 1 million shares of Series A Preferred Stock, and carry 25 million additional votes each.

(14) Includes 10,404,883 votes based on Mr. Tice’s Series B Preferred Stock Warrants that are convertible into common shares and carry an equal number of common stock votes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Our Common Stock currently trades on the OTCQB. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors. Our Board of Directors has determined that each of Messrs. Miller and Bates are “independent” in accordance with the NASDAQ Global Market’s requirements.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended December 31, 2013 and 2012, respectively.

	For the Years Ended
	December 31,
	2013	2012
Audit fees:	$34,000	$28,500
Audit-related fees:	–	–
Tax fees:	–	–
All other fees:	–	–
Total fees paid or accrued to our principal accountant	$34,000	$28,500

We do not have an Audit Committee. Our board of directors acted as the Company's Audit Committee during fiscal 2013, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1	March 26, 1998 – Articles of Incorporation (incorporated by reference to Exhibit 2.(A)(1) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.2	March 26, 1998 – Bylaws of the Company (incorporated by reference to Exhibit 2.(A)(2) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.3	June 9, 1994 – Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State (incorporated by reference to Exhibit 5.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

3.4	June 4, 2007 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 8, 2007)

3.5	May 6, 2013 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

4.1	August 31, 2004 – 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

4.2	November 29, 2006 – 2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on January 18, 2007)

4.3	July 24, 2007 – Certificate of Designation for Series A Preferred Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on July 26, 2007)

4.4	July 22, 2009 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

4.5	December 17, 2010 – Certificate of Designation for Series B Preferred Stock filed with the Nevada Secretary of State on (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.6	December 17, 2010 – Form of Series B Stock Warrant (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.7	December 16, 2013 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on December 17, 2013)

10.1	November 1, 2005 – Distribution Agreement between the Company and Comcast Programming Development, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-K/A filed with the Securities and Exchange Commission by Players Network on January 14, 2013)

10.2	January 1, 2005 – Employment Agreement for Mark Bradley Feldgreber (incorporated by reference to Exhibit 10.2 of the Form 10KSB filed with the Securities and Exchange Commission by Players Network on April 13, 2007)

10.3	January 1, 2005 – Employment Agreement for Michael Berk (incorporated by reference to Exhibit 10.3 of the Form 10KSB filed with the Securities and Exchange Commission by Players Network on April 13, 2007)

10.4	October 10, 2007 – Subscription Agreement by and between the Company and Timothy Sean Shiah (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 4, 2007)

10.5**	June 5, 2008 – Distribution Agreement, between Players Network and MicroPlay, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 12, 2008)

10.6	December 17, 2010 – Series B Preferred Stock and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

10.7	December 17, 2010 – Investor’s Rights Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

10.8	March 1, 2011 – Employment Agreement for Peter Heumiller (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on March 10, 2011)

10.9	May 3, 2012 – Promissory Note (First Asher Note) (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.10	May 3, 2012 – Securities Purchase Agreement (First Asher Note) (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.11	July 10, 2012 – Promissory Note (Second Asher Note) (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.12	July 10, 2012 – Securities Purchase Agreement (Second Asher Note) (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.13	September 6, 2012 – Promissory Note (Third Asher Note) (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.14	September 6, 2012 – Securities Purchase Agreement (Third Asher Note) (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.15	August 9, 2012 – Promissory Note (Continental) (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.16	August 9, 2012 – Note & Warrant Purchase Agreement (Continental) (incorporated by reference to Exhibit 10.8 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.17	August 9, 2012 – Amendment to Promissory Note (Continental) (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.18	November 7, 2012 – Promissory Note (Dutchess Opportunity Fund, II, LP) (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.19	November 7, 2012 – Investment Agreement (Dutchess Opportunity Fund, II, LP) (incorporated by reference to Exhibit 10.10 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.20	November 7, 2012 – Registration Rights Agreement (Dutchess Opportunity Fund, II, LP) (incorporated by reference to Exhibit 10.12 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.21	December 12, 2012 – Promissory Note (Fourth Asher Note) (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2014)

10.22	December 12, 2012 – Securities Purchase Agreement (Fourth Asher Note) (incorporated by reference to Exhibit 10.22 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2014)

10.23	January 11, 2013 – Promissory Note (Fifth Asher Note) (incorporated by reference to Exhibit 10.23 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2014)

10.24	January 11, 2013 – Securities Purchase Agreement (Fifth Asher Note) (incorporated by reference to Exhibit 10.24 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2014)

10.25	February 19, 2013 – Promissory Note (Sixth Asher Note) (incorporated by reference to Exhibit 10.25 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2014)

10.26	February 19, 2013 – Securities Purchase Agreement (Sixth Asher Note) (incorporated by reference to Exhibit 10.26 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2014)

10.27	March 13, 2013 – Promissory Note (JMJ Financial 1) (incorporated by reference to Exhibit 10.27 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2014)

10.28	April 30, 2013 – Assignment and Assumption Agreement (Continental Equities, LLC and John David Roberts) (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 13, 2013)

10.29	May 8, 2013 – Promissory Note (Seventh Asher Note) (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 13, 2013)

10.30	May 8, 2013 – Securities Purchase Agreement (Seventh Asher Note) (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 13, 2013)

10.31	July 1, 2013 – Subscription Agreement between the Company and the John David Roberts (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2013)

10.32	July 1, 2013 – Warrant Agreement between the Company and the John David Roberts (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2013)

10.33	July 8, 2013 – Amendment to Investment Agreement by and between Players Network and Dutchess Opportunity Fund II, LP (incorporated by reference to Exhibit 10.19 of the Form S-1 filed with the Securities and Exchange Commission by Players Network on July 24, 2013)

10.34	July 30, 2013 – Promissory Note (Eighth Asher Note) (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2013)

10.35	July 30, 2013 – Securities Purchase Agreement (Eighth Asher Note) (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2013)

10.36	August 18, 2013 – Subscription Agreement between the Company and the Ralph Senesky (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2013)

10.37	November 22, 2013 – Standstill Agreement with JMJ Financial (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 18, 2013)

10.38	December 2, 2013 – Asher Enterprises confirmation of satisfaction of debt letter (Sixth Asher Note) (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 18, 2013)

10.39	December 3, 2013 – Subscription Agreement between the Company and the Lyle A. Berman Irrevocable Trust (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 18, 2013)

10.40	December 3, 2013 – Warrant Agreement between the Company and the Lyle A. Berman Irrevocable Trust (incorporated by reference to Exhibit 4.3 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 18, 2013)

10.41	December 16, 2013 – Asher Enterprises confirmation of satisfaction of debt letter (Seventh Asher Note) (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 18, 2013)

10.42*	October 28, 2013 – Form of Promissory Note (Ninth Asher Note)

10.43*	October 28, 2013 – Form of Securities Purchase Agreement (Ninth Asher Note)

10.44*	December 16, 2013 – Asher Enterprises confirmation of satisfaction of debt letter (Fifth Asher Note)

14.1	Code of Ethics (incorporated by reference to Exhibit 14 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 7, 2010)

23.1	Consent of Weaver & Martin LLC (incorporated by reference to Exhibit 23.3 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

23.2	Consent of M&K CPAS, PLLC (incorporated by reference to Exhibit 23.2 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

23.3	Consent of M&K CPAS, PLLC (incorporated by reference to Exhibit 23.2 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 17, 2010)

23.4	September 20, 2013 – Consent and Legal Opinion of Diane D. Dalmy, attorney at law (incorporated by reference to Exhibit 5.1 of the Company's Registration Statement on Form S-1/A filed with the Securities and Exchange Commission by Players Network on September 20, 2013)

23.5	September 20, 2013 – Consent of M&K CPAS, PLLC (incorporated by reference to Exhibit 23.2 of the Company's Registration Statement on Form S-1/A filed with the Securities and Exchange Commission by Players Network on September 20, 2013)

23.6	December 16, 2013 – Consent and Legal Opinion of Diane D. Dalmy, attorney at law (incorporated by reference to Exhibit 5.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on December 17, 2013)

23.7	December 16, 2013 – Consent of M&K CPAS, PLLC (incorporated by reference to Exhibit 23.2 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on December 17, 2013)

24.1*	Power of Attorney (including on signature page)

31.1*	Certification of Mark Bradley, Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Mark Bradley, Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Confidential Treatment Requested

38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Players Network

We have audited the accompanying balance sheets of Players Network as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players Network as of December 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 3, 2014

PLAYERS NETWORK

BALANCE SHEETS

	December 31,	December 31,
	2013	2012
Assets

Current assets:
Cash	$4,696	$2,076
Deferred television costs	116,454	116,454
Prepaid expenses	7,775	385
Total current assets	128,925	118,915

Investments, cost method	–	–
Fixed assets, net	62,759	85,704
Debt issuance costs, net	3,399	12,695

Total Assets	$195,083	$217,314

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$624,482	$609,325
Accrued expenses	182,351	225,439
Deferred revenues	135,000	135,000
Deferred rent obligations	5,574	–
Convertible debentures, net of discounts of $53,579 and $196,092 at December 31, 2013 and 2012, respectively	82,421	19,408
Short term debt, currently in default	35,000	35,000
Derivative liabilities	648,298	356,608
Total current liabilities	1,713,126	1,380,780

Total Liabilities	1,713,126	1,380,780

Stockholders' (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B convertible preferred stock, $0.001 par value, 10,873,347 shares authorized; 4,349,339 shares issued and outstanding	4,349	4,349
Common stock, $0.001 par value, 600,000,000 shares authorized; 138,011,812 and 69,488,757 shares issued and outstanding at December 31, 2013 and 2012, respectively	138,012	69,489
Additional paid-in capital	21,905,592	20,619,590
Accumulated (deficit)	(23,567,996)	(21,858,894)
Total Stockholders' (Deficit)	(1,518,043)	(1,163,466)

Total Liabilities and Stockholders' (Deficit)	$195,083	$217,314

The accompanying notes are an integral part of these financial statements.

PLAYERS NETWORK

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2013	2012

Revenue:	$1,567	$137,904

Expenses:
Direct operating costs	109,966	184,831
General and administrative	320,750	420,994
Officer salaries	212,831	343,531
Salaries and wages	45,854	71,322
Bad debts (recoveries)	–	(240)
Depreciation and amortization	22,945	22,945
Total operating expenses	712,346	1,043,383

Net operating loss	(710,779)	(905,479)

Other income (expense):
Other income	–	13,020
Gain on sale of fixed assets	–	5,250
Loss on debt conversions	(1,625)	–
Interest income	–	500
Interest expense	(415,810)	(75,671)
Change in derivative liabilities	(580,888)	(164,586)
Total other income (expense)	(998,323)	(221,487)

Net loss	$(1,709,102)	$(1,126,966)

Weighted average number of common shares outstanding - basic and fully diluted	97,866,637	65,274,241

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

PLAYERS NETWORK

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

									Total
	Series A		Series B				Additional		Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December 31, 2011	2,000,000	$2,000	4,349,339	$4,349	61,131,390	$61,131	$19,927,741	$(20,731,928)	$(736,707)

Shares issued for cash	–	–	–	–	250,000	250	24,750	–	25,000

Shares issued for cash, related party	–	–	–	–	200,000	200	19,800	–	20,000

Shares cancelled for non-performance of services	–	–	–	–	(361,765)	(362)	362	–	–

Shares issued for services	–	–	–	–	4,033,800	4,034	300,241	–	304,275

Shares issued for compensation, related party	–	–	–	–	2,947,454	2,948	229,295	–	232,243

Options granted for services	–	–	–	–	–	–	8,404	–	8,404

Options granted for compensation, related party	–	–	–	–	–	–	16,807	–	16,807

Shares issued for conversion of debts	–	–	–	–	1,287,878	1,288	33,712	–	35,000

Adjustments to derivative liability due to debt conversions	–	–	–	–	–	–	58,478	–	58,478

Net (loss) for the year ended December 31, 2012								(1,126,966)	(1,126,966)

Balance, December 31, 2012	2,000,000	$2,000	4,349,339	$4,349	69,488,757	$69,489	$20,619,590	$(21,858,894)	$(1,163,466)

Shares issued for cash	–	–	–	–	9,800,000	9,800	181,200	–	191,000

Shares issued for services	–	–	–	–	9,517,000	9,517	146,238	–	155,755

Shares issued for services, related parties	–	–	–	–	950,000	950	15,800	–	16,750

Shares issued for compensation, related party	–	–	–	–	14,974,066	14,974	218,213	–	233,187

Options granted for services	–	–	–	–	–	–	18,413	–	18,413

Options granted for compensation, related party	–	–	–	–	–	–	23,937	–	23,937

Shares issued for conversion of debts	–	–	–	–	33,281,989	33,282	194,596	–	227,878

Adjustments to derivative liability due to debt conversions	–	–	–	–	–	–	487,605	–	487,605

Net (loss) for the year ended December 31, 2013								(1,709,102)	(1,709,102)

Balance, December 31, 2013	2,000,000	$2,000	4,349,339	$4,349	138,011,812	$138,012	$21,905,592	$(23,567,996)	$(1,518,043)

The accompanying notes are an integral part of these financial statements.

PLAYERS NETWORK

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012
Cash flows from operating activities
Net (loss)	$(1,709,102)	$(1,126,966)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Bad debts expense (recoveries)	–	(240)
Depreciation and amortization expense	22,945	22,945
Gain on sale of fixed assets	–	(5,250)
Change in fair market value of derivative liabilities	580,888	164,586
Amortization of convertible note payable discounts	348,920	57,908
Amortization of debt issuance costs	37,556	7,465
Stock issued for services	155,755	304,275
Loss on debt conversions	1,625	–
Stock issued for compensation, related party	249,937	232,243
Options and warrants granted for services	18,413	8,404
Options and warrants granted for services, related party	23,937	16,807
Decrease (increase) in assets:
Accounts receivable	–	4,240
Deferred television costs	–	(116,454)
Prepaid expenses	(7,390)	14,697
Increase (decrease) in liabilities:
Accounts payable	7,897	27,355
Accrued expenses	(32,335)	16,256
Deferred revenues	–	42,595
Deferred rent obligations	5,574	–
Net cash used in operating activities	(295,380)	(329,134)

Cash flows from investing activities
Proceeds from the sale of fixed assets	–	10,162
Net cash provided by investing activities	–	10,162

Cash flows from financing activities
Proceeds from convertible debentures	235,500	247,000
Repayment of long term debt	(117,500)	–
Payments on debt issuance costs	(11,000)	(20,160)
Proceeds from sale of common stock	191,000	25,000
Proceeds from sale of common stock, related party	–	20,000
Net cash provided by financing activities	298,000	271,840

Net increase (decrease) in cash	2,620	(47,132)
Cash - beginning	2,076	49,208
Cash - ending	$4,696	$2,076

Supplemental disclosures:
Interest paid	$18,388	$1,500
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of debt discounts	$206,907	$250,500
Value of shares issued for conversion of debt	$226,253	$35,000
Value of derivative adjustment due to debt conversions	$487,605	$58,478
Cancellation of shares of common stock, 361,765 shares	$–	$362

The accompanying notes are an integral part of these financial statements.

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Players Network (PNTV) was incorporated in the State of Nevada in March of 1993. Our business for most of our existence has been the ownership and operation of a digital 24-hour Video On Demand and Broadband gaming and entertainment television network called “PLAYERS NETWORK,” which specializes in producing television and multimedia programming to serve the gaming and entertainment industry. Our programming is broadcast directly into 30 million cable and satellite homes and available worldwide through broadband internet. The Company operates three separate channels, Players Network, which focuses on gaming lifestyle, Vegas On Demand, which involves the Las Vegas lifestyle and entertainment experience, and Sexy Sin City TV which covers the sexy side of Las Vegas.

In addition to the PLAYERS NETWORK, gaming and Las Vegas related content, the Company has launched its own internet television platform that incubates several other program categories that have their own brand and appeal to new audiences. The Company’s internet television platform includes advertising and sponsorship sales, web-based merchandise transactions, online memberships, Pay-Per-View and syndication activities. As of December 31, 2013, we had not yet generated sales from our internet television platform.

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

Cash and Cash Equivalents

PNTV maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2013 and 2012.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from video production services on a project basis and subscriptions for video content. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense (recoveries) was $-0- and $(240) for the years ended December 31, 2013 and 2012, respectively.

Cost Method of Accounting for Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Impairment analyses on our investments which are accounted for on the cost method of accounting resulted in complete impairment of $25,499 during 2011.

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Deferred Television Costs

Deferred television costs as of December 31, 2013, included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company recognized $95,000 of revenues on November 1, 2012 with the completion of the first of three pilot episodes; accordingly, we have recognized $75,617 of expenses related to the development of the pilot during the year ended December 31, 2012. No revenues were recognized in 2013 due to our lack of resources and inability to jointly market and distribute the pilot episodes.

Deferred television costs consist of the following at December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
Development and pre-production costs	$–	$–
In-production	68,264	68,264
Post production	48,190	48,190
Total deferred television costs	$116,454	$116,454

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

Impairment of Long-Lived Assets

Long-lived assets held and used by PNTV are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. PNTV did not recognize any impairment losses on the disposal of fixed assets during 2013 and 2012.

Debt Issuance Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The Company paid $18,260 and $20,160 of debt issuance costs during the years ended December 31, 2013 and 2012, respectively, of which the unamortized balance of debt issuance costs at December 31, 2013 and 2012 was $3,399 and $12,695, respectively. Amortization of debt issuance costs charged to interest expense was $27,556 and $7,465 for the years ended December 31, 2013 and 2012, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Deferred Rent Obligation

The Company has entered into operating lease agreements for its corporate office which contains provisions for future rent increases. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease terms. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” which is reflected as a separate line item in the accompanying Balance Sheets.

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

Deferred revenues consist of the following at December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012
Deferred revenues on television pilot episodes	$135,000	$135,000
Deferred revenues on audio/video content licensing	–	–
Total deferred revenues	$135,000	$135,000

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $11,684 and $92,312 for the years ended December 31, 2013 and 2012, respectively.

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

The Company had no capitalized website development costs during the years ended December 31, 2013 and 2012 related to its internet television platforms pursuant to the development stage.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2013 and 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $449,667 and $561,729 for the years ended December 31, 2013 and 2012, respectively.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($23,567,996), and as of December 31, 2013, the Company’s current liabilities exceeded its current assets by $1,584,201 and its total liabilities exceeded its total assets by $1,518,043. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Note 3 – Related Party

Officers

On December 3, 2013, the Company’s Board of Directors granted the issuance of 3,000,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $21,300 based on the closing price of the Company’s common stock on the date of grant.

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

Officer compensation expense was $212,831 and $343,531 at December 31, 2013 and 2012, respectively. The balance owed was $4,725 and $68,809 at December 31, 2013 and 2012, respectively.

Board of Directors

On December 3, 2013, the Company’s Board of Directors granted the issuance of 500,000 shares of restricted common stock to one of the Company’s Directors as a compensation bonus. The total fair value of the common stock was $3,550 based on the closing price of the Company’s common stock on the date of grant.

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

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2013 and 2012, respectively:

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$4,696	$–	$–
Total assets	4,696	–	–
Liabilities
Convertible debentures, net of discounts of $53,579	–	–	82,421
Short term debt	–	35,000	–
Derivative liability	–	–	648,298
Total liabilities	–	35,000	730,719
	$4,696	$(35,000)	$(730,719)

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash	$2,076	$–	$–
Total assets	2,076	–	–
Liabilities
Convertible debentures, net of discounts of $196,092	–	–	19,408
Short term debt	–	35,000	–
Derivative liability	–	–	356,608
Total liabilities	–	35,000	376,016
	$2,076	$(35,000)	$(376,016)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2013 and 2012.

Level 2 liabilities consist of a short term, unsecured, promissory note. No fair value adjustment was necessary during the years ended December 31, 2013 and 2012.

Level 3 liabilities consist of a total of $136,000 and $215,500 of convertible debentures and the related derivative liability as of December 31, 2013 and 2012, respectively. A discount of $53,579 and $196,092 was recognized at December 31, 2013 and 2012, respectively.

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

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

Note 6 – Investments

On May 11, 2011, we acquired a 10% interest in ICI, and a 10% interest in ICB, Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We acquired the interests in exchange for $25,499 that was in turn spent on the development of a promotional video that was to be distributed on our website. In addition, we agreed to pay a license fee of 20% of the adjusted gross revenues that we were to earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date.

On November 1, 2012, the Company elected to convert a note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. In 2011, both the investments and the note receivable had been written off as impaired due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are not on the balance sheets as of December 31, 2013 and 2012, respectively.

Note 7 – Fixed Assets

Fixed assets consist of the following at December 31, 2013 and 2012, respectively:

	December 31,
	2013	2012
Office equipment	$12,898	$12,898
Website development costs	99,880	99,880
Furniture and fixtures	2,730	2,730
Less accumulated depreciation	(52,749)	(29,804)
	$62,759	$85,704

During the year ended December 31, 2012, we realized a gain on the sale of assets in the amount of $5,250 from total proceeds of $10,162 received amongst two individuals for the sale of fixed assets with a combined carrying value of $4,912.

Depreciation and amortization expense totaled $22,945 and $22,945 for the years ended December 31, 2013 and 2012, respectively.

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Note 8 – Accrued Expenses

Accrued expenses included the following as of December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
Customer Deposits	$13,500	$13,500
Accrued Payroll, Officers	19,020	68,808
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	14,597	7,897
	$182,351	$225,439

Note 9 – Convertible Debentures

Convertible debentures consist of the following at December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
Unsecured $12,500 convertible promissory note originated on October 28, 2013, carries an 8% interest rate (“Ninth Asher Note”), and matures on July 30, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty one percent (31%) of the average of the lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $1,000 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $582 and $-0- of interest expense related to these debt issuance costs during the years ended December 31, 2013 and 2012, respectively.	$12,500	$–

Unsecured $25,500 convertible promissory note originated on July 30, 2013, carries an 8% interest rate (“Eighth Asher Note”), and matures on May 1, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty five percent (35%) of the average of the lowest closing bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,400 and $-0- of interest expense related to these debt issuance costs during the years ended December 31, 2013 and 2012, respectively. The principal and interest was subsequently repaid in full prior to maturity on January 31, 2014 out of the proceeds from the January 8, 2014 convertible debt financing received from GEL Properties, LLC.	25,500	–

On June 4, 2013, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matures on June 3, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company amortized the $2,500 original issuance discount over the life of the loan on the straight line method. The Company recognized an additional $1,428 and $-0- of interest expense on the discount during the years ended December 31, 2013 and 2012, respectively. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	27,500	–

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

On March 13, 2013, the Company received net proceeds of $55,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $60,500 (“First JMJ Note”), which matured on March 12, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. On November 27, 2014, an additional $10,000 was added to the principal balance of the note as liquidated damages related to a Standstill Agreement whereby JMJ agreed to refrain from exercising any conversions until February 22, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The principal interest charge of $7,260 is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $5,379 and $-0- of interest expense related to these debt issuance costs during the years ended December 31, 2013 and 2012, respectively. The Company amortized the $5,500 original issuance discount over the life of the loan on the straight line method. The Company recognized an additional $4,396 and $-0- of interest expense on the discount during the years ended December 31, 2013 and 2012, respectively. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	70,500	–

Unsecured $35,000 convertible promissory note originated on May 8, 2013, carries an 8% interest rate (“Seventh Asher Note”), and matured on February 13, 2014. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that was amortized on the straight line method, which approximated the effective interest method, over the life of the loan. The Company recognized $2,500 and $-0- of interest expense related to these debt issuance costs during the years ended December 31, 2013 and 2012, respectively. The principal and interest was repaid in full prior to maturity on December 13, 2013 out of the proceeds from an equity investment.	–	–

On February 5, 2013, the Company received net proceeds of $5,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $5,500, which matured on March 4, 2013. The principal and interest was convertible into shares of common stock in the event of default at the discretion of the note holder at a price equal to the lesser of sixty percent (60%) of the five (5) day average bid price of the Company’s common stock over the five (5) trading days prior to the conversion request date. The principal and interest was repaid in full prior to maturity on February 23, 2013 out of the proceeds from the Sixth Asher Note described below.	–	–

Unsecured $42,500 convertible promissory note originated on February 19, 2013, carried an 8% interest rate (“Sixth Asher Note”), and matured on November 21, 2013. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that was amortized on the straight line method, which approximated the effective interest method, over the life of the loan. The Company recognized $2,500 and $-0- of interest expense related to these debt issuance costs during the years ended December 31, 2013 and 2012, respectively. The principal and interest was repaid in full prior to maturity on November 26, 2013 out of the proceeds from an equity investment.	–	–

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Unsecured $35,000 convertible promissory note originated on January 11, 2013, carried an 8% interest rate (“Fifth Asher Note”), and matured on September 16, 2013. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (58%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that was amortized on the straight line method, which approximated the effective interest method, over the life of the loan. The Company recognized $2,500 and $-0- of interest expense related to these debt issuance costs during the years ended December 31, 2013 and 2012, respectively. The note holder elected to convert $15,000 of principal in exchange for 3,658,537 shares of common stock on November 19, 2013, and $21,400, consisting of $20,000 of principal and $1,400 of accrued interest in exchange for 5,350,000 shares of common stock on December 9, 2013 in complete satisfaction of the debt. The conversions were in accordance with the terms of the note; therefore no gain or loss has been recognized.	–	–

Unsecured $32,500 convertible promissory note carried an 8% interest rate (“Fourth Asher Note”), matured on September 14, 2013. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (58%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that was amortized on the straight line method, which approximated the effective interest method, over the life of the loan. The Company recognized $2,328 and $172 of interest expense related to these debt issuance costs during the years ended December 31, 2013 and 2012, respectively. The note holder elected to convert $15,000 of principal in exchange for 738,916 shares of common stock on June 19, 2013, and $18,800, consisting of $17,500 of principal and $1,300 of accrued interest in exchange for 2,937,500 shares of common stock on August 8, 2013 in complete satisfaction of the debt. The conversions were in accordance with the terms of the note; therefore no gain or loss has been recognized.	–	32,500

On November 6, 2012, the Company received net proceeds of $27,000 in exchange for a non-interest bearing, unsecured convertible promissory note (“Dutchess Capital Note”) with a face value of $35,000 that matured on May 6, 2013. Upon an event of default, the face value was convertible into shares of common stock at the discretion of the note holder at a price equal to, the lesser of either (i) 60% of the lowest closing bid price during the twenty (20) trading days immediately preceding the Notice of Conversion or (ii) seven cents ($0.07) per share. On the ninetieth (90th) day following Closing, the Company was to make mandatory monthly payments to the Holder in the amount of one thousand ($1,000) per month. The Company paid a debt issuance cost of $3,050 and 73,000 shares of restricted stock with a fair market value of $5,110, based on the Company’s closing stock price on the date of grant, and $3,050 in cash. The debt issuance costs were amortized on the straight line method, which approximated the effective interest method, over the life of the loan. The Company recognized $5,787 and $2,373 of interest expense related to these debt issuance costs during the years ended December 31, 2013 and 2012, respectively. The Company amortized the $5,000 original issuance discount over the life of the loan on the straight line method. The Company recognized an additional $3,500 and $1,500 of interest expense on the discount during the years ended December 31, 2013 and 2012, respectively. The principal and accrued interest was paid in full settlement on March 15, 2012 out of the proceeds from the First JMJ Note.	–	35,000

Unsecured $37,500 convertible promissory note carries an 8% interest rate (“Third Asher Note”), matured on June 10, 2013. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that was amortized on the straight line method, which approximated the effective interest method, over the life of the loan. The Company recognized $1,453 and $1,047 of interest expense related to these debt issuance costs during the years ended December 31, 2013 and 2012, respectively. The note holder elected to convert $10,500, $12,000 and $15,000 of principal and $1,500 of accrued interest in exchange for 1,967,213, 1,973,684 and 2,400,000 shares of common stock on March 13, 2013, March 24, 2013 and April 12, 2013, respectively, and the note was converted in complete satisfaction. The conversions were in accordance with the terms of the note; therefore no gain or loss has been recognized.	–	37,500

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Unsecured $50,000 convertible promissory note carried an 8% interest rate (“Continental Note”), matured on May 31, 2013. On April 30, 2013, Continental Equities, LLC sold and assigned the remaining principal and accrued interest with all rights and privileges in the original note without recourse to an individual investor who partnered with the Mother of our CEO. The note hereafter shall be referred to as the, (“Roberts Note”). The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to 30% of the average of the three lowest reported daily sale or daily closing bid prices (whichever is the lower) for the Company’s common stock as reported on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded) during the thirty (30) trading days immediately preceding the Conversion Date, subject to adjustment as provided herein (including, without limitation, adjustment pursuant to Section 6), or a fixed conversion price of $0.001 per share, whichever is greater. Interest was due and payable, in arrears, on the last day of each month while any portion of the Principal Amount remained outstanding. The note carried a twenty two percent (16%) interest rate in the event of default. The Company paid a debt issuance cost of $1,500 that was amortized on the straight line method, which approximated the effective interest method, over the life of the loan. The Company recognized $768 and $732 of interest expense related to these debt issuance costs during the years ended December 31, 2013 and 2012, respectively. The note holder elected to convert $10,000, $5,000, $10,000 and $25,000 of principal and $2,233 of accrued interest in exchange for 925,925, 657,894, 1,250,000 and 6,933,250 shares of common stock on March 1, 2013, March 25, 2013, April 3, 2013 and May 15, 2013, respectively, in accordance with the terms of the note; therefore no gain or loss has been recognized. In addition, 178,571 shares were issued in excess of the conversion terms of the note on April 3, 2013. The fair value of the common stock was $1,625 based on the closing price of the Company’s common stock on the date of grant, and was expensed as a loss on debt conversion.	–	50,000

Unsecured $37,500 convertible promissory note carried an 8% interest rate (“Second Asher Note”), matured on April 12, 2013. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that was amortized on the straight line method, which approximated the effective interest method, over the life of the loan. The Company recognized $924 and $1,576 of interest expense related to these debt issuance costs during the years ended December 31, 2013 and 2012, respectively. The note holder elected to convert a total of $15,000 of principal in exchange for 914,634 shares of common stock on February 5, 2013, and $22,500 of principal and $1,500 of accrued interest in exchange for 2,162,162 shares of common stock on February 19, 2013, and the note was converted in complete satisfaction. The conversions were in accordance with the terms of the note; therefore no gain or loss has been recognized.	–	37,500

Unsecured $58,000 convertible promissory note carried an 8% interest rate (“First Asher Note”), matured on February 7, 2013. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $3,000 that was amortized on the straight line method, which approximated the effective interest method, over the life of the loan. The Company recognized $1,435 and $1,565 of interest expense related to these debt issuance costs during the years ended December 31, 2013 and 2012, respectively. The note holder elected to convert a total of $35,000 of principal in exchange for 1,287,878 shares of common stock during the year ended December 31, 2012. The remaining $23,000 of principal and $2,320 of accrued interest was converted in exchange for 1,233,703 shares of common stock during January of 2013, and the note was converted in complete satisfaction. The conversions were in accordance with the terms of the note; therefore no gain or loss has been recognized.	$–	$23,000

Total convertible debentures	136,000	215,500
Less: unamortized debt discounts	(53,579)	(196,092)
Convertible debentures	$82,421	$19,408

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $206,858 and $255,500 for the variable conversion features of the convertible debts incurred during the years ended December 31, 2013 and 2012, respectively. The discounts, including Original Issue Discounts of $8,500 and $5,000 during the years ended December 31, 2013 and 2012, respectively, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $348,420 and $59,408 of interest expense pursuant to the amortization of the note discounts during the years ended December 31, 2013 and 2012, respectively.

The nine “Asher” and two “JMJ” convertible debentures carry default provisions that place a “maximum share amount” on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the Company’s issued and outstanding shares.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivatives associated with the convertible debentures utilizing a lattice model.

The Company recorded interest expense in the amount of $37,364 and $6,405 for the years ended December 31, 2012 and 2011, respectively related to convertible debt, including a $10,000 charge in 2013 for liquidated damages related to a Standstill Agreement on the First JMJ Note whereby JMJ agreed to refrain from exercising any conversions until February 22, 2014.

Note 10 – Investment Agreement with Dutchess Opportunity Fund II, LP

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

As of March 31, 2014, the Company had not sold any shares to Dutchess nor received any financing from Dutchess.

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Note 11 – Short Term Debt

Short-term debt consists of the following at December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
4% unsecured debenture, due June 7, 2012. Currently in default.	$35,000	$35,000

Accrued interest on the above promissory note totaled $1,400 and $1,492 at December 31, 2013 and December 31, 2012, respectively.

The following presents components of interest expense by instrument type at December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
Interest on convertible debentures	$37,364	$6,405
Amortization of discount on convertible debentures	348,420	59,408
Amortization of debt issuance costs	27,556	7,465
Interest on short term debt	1,400	1,400
Accounts payable related finance charges	1,070	993
	$415,810	$75,671

Note 12 – Derivative Liabilities

As discussed in Note 9 under Convertible Debentures, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $648,298 and $356,608 at December 31, 2013 and 2012, respectively. The change in fair value of the derivative liabilities resulted in a loss of $580,888 and $164,586 for the years ended December 31, 2013 and 2012, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $580,888 for the years ended December 31, 2013 consisted of a loss of $153,314 due to the value in excess of the face value of the convertible notes, a loss of $6,150 attributable to the fair value of preferred stock, a loss of $372,330 attributable to the fair value of warrants and a net loss in market value of $49,094 on the convertible notes. The loss of $164,586 for the year ended December 31, 2012 consisted of a loss of $126,457 due to the value in excess of the face value of the convertible notes, $25,729 attributable to the fair value of preferred stock, $62,065 attributable to the fair value of warrants granted during 2012 and a net gain in market value of ($49,665).

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

The following presents the derivative liability value by instrument type at December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
Convertible debentures	$221,275	$308,065
Common stock warrants	395,144	22,814
Convertible preferred stock	31,879	25,729
	$648,298	$356,608

The following is a summary of changes in the fair market value of the derivative liability during the years ended December 31, 2013 and 2012, respectively:

Derivative
Liability
Total
Balance, December 31, 2011	$–
Increase in derivative value due to issuances of convertible promissory notes	376,957
Increase in derivative value attributable to tainted warrants	64,230
Change in fair market value of derivative liabilities due to the mark to market adjustment	(26,101)
Debt conversions	(58,478)
Balance, December 31, 2012	$356,608
Increase in derivative value due to issuances of convertible promissory notes	351,721
Increase in derivative value attributable to tainted warrants	122,062
Change in fair market value of derivative liabilities due to the mark to market adjustment	305,512
Debt conversions	(487,605)
Balance, December 31, 2013	$648,298

Key inputs and assumptions used to value the convertible debentures and warrants issued during the years ended December 31, 2013 and 2012:

•	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
•	The warrant exercise prices ranged from $0.04 to $1.00, exercisable over 2 to 10 year periods from the grant date.
•	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
•	The holders would automatically convert the note at the maximum of 3 times the conversion price if the Company was not in default.
•	The monthly trading volume would reflect historical averages and would increase at 1% per month.
•	The Company would redeem the notes based on availability of alternative financing, increasing 2% monthly to a maximum of 10%.
•	The holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.
•	The computed volatility was projected based on historical volatility.

Note 13 –Stockholders’ Equity (Deficit)

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

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

The Series B shares are convertible at the option of the holder into shares of common stock at an initial ratio of one share of series B preferred stock into one share of common stock (1:1), as adjusted for the dilutive effects of additional stock subsequent to the original issuance of the series B shares on December 17, 2010. The Series B Preferred conversion ratio shall be adjusted to a price determined by multiplying such Conversion Price by a fraction, the numerator of which shall be the number of shares of Common Stock Outstanding (meaning (1) outstanding Common Stock, (2) Common Stock issuable upon conversion of outstanding Preferred Stock, (3) Common Stock issuable upon exercise of outstanding stock options (including Common Stock issuable upon the conversion of shares or other securities issued pursuant to the exercise of outstanding stock options) and (4) Common Stock issuable upon exercise (and, in the case of warrants to purchase Preferred Stock or other securities, conversion) of outstanding warrants. Shares described in (1) through (4) above shall be included whether vested or unvested, whether contingent or non-contingent and whether exercisable or not yet exercisable.) immediately prior to such issuance plus the number of shares of Common Stock that the aggregate consideration received by this Corporation for such issuance would purchase at such Conversion Price; and the denominator of which shall be the number of shares of Common Stock Outstanding immediately prior to such issuance plus the number of shares of such Additional Stock. The maximum shares of common stock convertible are to be reserved from the authorized shares. As of March 15, 2014, the Series B shares were convertible into 10,404,883 shares of common stock based on a modified conversion ratio of approximately 2.392 due to the dilutive reset provisions, which were reserved from the authorized shares.

Preferred Stock

No preferred shares were issued during the years ended December 31, 2013 and 2012.

Common Stock Authorized

The Company amended its Articles of Incorporation on April 29, 2013 to increase the authorized shares of common stock from 150,000,000 shares to 600,000,000 shares, of which 138,011,812 shares were issued and outstanding and 149,000,000 shares were reserved as of March 31, 2014.

Common Stock Sales (2013)

On December 3, 2013, the Company sold 8,500,000 shares of its common stock and an equal number of warrants, exercisable at $0.04 per share over a ten (10) year period pursuant to a unit offering in exchange for total proceeds of $170,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

Common Stock Issuances for Debt Conversions (2013)

On December 9, 2013, the Company issued 5,350,000 shares of common stock pursuant to the conversion of $21,400, consisting of $20,000 of outstanding principal and $1,400 of accrued interest, on the Fifth Asher Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On November 19, 2013, the Company issued 3,658,537 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the Fifth Asher Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

NOTES TO FINANCIAL STATEMENTS

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

Common Stock Issuances for Services (2013)

On December 16, 2013, the Company issued 750,000 S-8 shares of common stock for professional services provided. The total fair value of the common stock was $5,250 based on the closing price of the Company’s common stock on the date of grant.

On December 16, 2013, the Company granted 1,500,000 S-8 shares of common stock to a consultant for website development services provided. The total fair value of the common stock was $10,500 based on the closing price of the Company’s common stock on the date of grant.

On December 16, 2013, the Company issued 250,000 S-8 shares of common stock for professional services provided. The total fair value of the common stock was $1,750 based on the closing price of the Company’s common stock on the date of grant.

On December 3, 2013, the Company’s Board of Directors granted the issuance of 3,000,000 shares of restricted common stock to the Company’s CEO as payment on accrued compensation. The total fair value of the common stock was $21,300 based on the closing price of the Company’s common stock on the date of grant.

On December 3, 2013, the Company issued 250,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $1,775 based on the closing price of the Company’s common stock on the date of grant.

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

On December 3, 2013, the Company’s Board of Directors granted the issuance of 500,000 shares of restricted common stock to one of the Company’s Directors as a compensation bonus. The total fair value of the common stock was $3,550 based on the closing price of the Company’s common stock on the date of grant.

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

Common Stock Sales (2012)

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

Common Stock Issuances for Debt Conversions (2012)

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

Common Stock Issuances for Services (2012)

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

On October 12, 2012, the Company issued 150,000 S-8 shares of common stock for professional services provided. The total fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012, the Company granted 50,000 shares of restricted common stock to a consultant for video production services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

On October 12, 2012, the Company granted 50,000 S-8 shares common stock to a consultant for video production services provided. The total fair value of the common stock was $4,000 based on the closing price of the Company’s common stock on the date of grant.

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

Common Stock Cancellations (2013)

There were no cancellations of common stock during the year ended December 31, 2013.

Common Stock Cancellations (2012)

On May 16, 2012, the Company cancelled 361,765 shares for non-performance of services commensurate with the departure of one of the Company’s Officers.

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Note 14 – Common Stock Options

Common Stock Options Granted (2013)

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

Common Stock Options Cancelled (2013)

No options or were cancelled during the year ended December 31, 2013.

Common Stock Options Cancelled (2012)

A total of 2,299,000 options were forfeited and cancelled with the departure of two of the Company’s Directors and one of its Officers during the year ended December 31, 2012.

Common Stock Options Expired (2013)

During the year ended December 31, 2013, a total of 3,825,000 options that were outstanding as of December 31, 2012 expired. The expiration of the options and warrants had no impact on the current period operations.

Common Stock Options Expired (2012)

During the year ended December 31, 2012, a total of 1,100,000 options that were outstanding as of December 31, 2011 expired. The expiration of the options had no impact on the current period operations.

Common Stock Options Exercised

No options were exercised during the years ended December 31, 2013 and 2012.

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

The following is a summary of information about the Common Stock Options outstanding at December 31, 2013.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.08 – $0.25	3,740,000	1.34 years	$0.17	3,740,000	$0.17

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2013	2012

Average risk-free interest rates	0.25%	0.30%
Average expected life (in years)	2.00	1.50
Volatility	177%	207%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During 2013 and 2012, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2013 and 2012 was approximately $0.08 and $0.08 per option, respectively.

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2011	9,364,000	$0.19
Options expired	(1,100,000)	(0.19)
Options cancelled	(2,299,000)	(0.21)
Options granted	450,000	0.08
Options exercised	–	–

Balance, December 31, 2012	6,415,000	0.18
Options expired	(3,825,000)	(0.17)
Options cancelled	–	–
Options granted	1,150,000	0.08
Options exercised	–	–

Balance, December 31, 2013	3,740,000	$0.17

Exercisable, December 31, 2013	3,740,000	$0.17

The Company expensed $42,350 and $25,211 from the amortization of common stock options during the years ended December 31, 2013 and 2012, respectively.

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Note 15 – Series B Preferred Stock Warrants

The Series B preferred stock warrants are exercisable into shares of Series B preferred stock, which in turn is convertible at the option of the holder into shares of common stock at an initial ratio of one share of series B preferred stock into one share of common stock (1:1), as adjusted for the dilutive effects of additional stock subsequent to the original issuance of the series B shares on December 17, 2010 as disclosed in more detail within Note 12. As of March 31, 2014, the Series B warrants were convertible into shares of Series B convertible stock, which is convertible into 10,404,883 shares of common stock.

Series B Preferred Stock Warrants Granted

No series B preferred stock warrants were granted during the years ended December 31, 2013 and 2012.

Series B Preferred Stock Warrants Cancelled

No series B preferred stock warrants were cancelled during the years ended December 31, 2013 and 2012.

Series B Preferred Stock Warrants Expired

No series B preferred stock warrants were expired during the years ended December 31, 2013 and 2012.

Series B Preferred Stock Warrants Exercised

No series B preferred stock warrants were exercised during the years ended December 31, 2013 and 2012.

The following is a summary of information about the Series B Preferred Stock Warrants outstanding at December 31, 2013.

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

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2013	2012

Average risk-free interest rates	0.99%	0.99%
Average expected life (in years)	1.5	1.5
Volatility	429%	429%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series B preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series B preferred stock warrants. During 2013 and 2012, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2013 and 2012 was approximately $0.41 per warrant.

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

The following is a summary of activity of outstanding series B preferred stock warrants:

Weighted
Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2011	4,349,339	$0.41
Options expired	–	–
Options cancelled	–	–
Options granted	–	–
Options exercised	–	–

Balance, December 31, 2012	4,349,339	0.41
Options expired	–	–
Options cancelled	–	–
Options granted	–	–
Options exercised	–	–

Balance, December 31, 2013	4,349,339	$0.41

Exercisable, December 31, 2013	4,349,339	$0.41

Note 16 – Common Stock Warrants

Common Stock Warrants Granted (2013)

On December 3, 2013, the Company sold 8,500,000 shares of its common stock and an equal number of warrants, exercisable at $0.04 per share over a ten (10) year period pursuant to a unit offering in exchange for total proceeds of $170,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Common Stock Warrants Cancelled

No warrants were cancelled during the years ended December 31, 2013 and 2012.

Common Stock Warrants Expired (2013)

During the year ended December 31, 2013, a total of 3,275,000 warrants that were outstanding as of December 31, 2012 expired. The expiration of the warrants had no impact on the current period operations.

Common Stock Warrants Expired (2012)

During the year ended December 31, 2012, a total of 2,407,780 warrants that were outstanding as of December 31, 2011 expired. The expiration of the warrants had no impact on the current period operations.

Common Stock Warrants Exercised

No warrants were exercised during the years ended December 31, 2013 and 2012.

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2013.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.04 - $0.41	10,319,565	8.35 years	$0.08	10,319,565	$0.08

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2013	2012

Average risk-free interest rates	0.32%	0.47%
Average expected life (in years)	9.71	3.50
Volatility	190%	169%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During 2013 and 2012, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2013 and 2012 was approximately $0.04 and $0.16 per warrant, respectively.

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2011	6,552,345	$0.31
Warrants expired	(2,407,780)	(0.23)
Warrants cancelled	–	–
Warrants granted	650,000	0.16
Warrants exercised	–	–

Balance, December 31, 2012	4,794,565	0.33
Warrants expired	(3,275,000)	(0.34)
Warrants cancelled	–	–
Warrants granted	8,800,000	0.04
Warrants exercised	–	–

Balance, December 31, 2013	10,319,565	$0.08

Exercisable, December 31, 2013	10,319,565	$0.08

Note 17 – Forgiveness of Debt

The Company recognized debt forgiveness in the total amount of $-0- and $13,020 during the years ended December 31, 2013 and 2012, respectively, as presented in other income within the Statements of Operations.

Note 18 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2013 and 2012, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2013, the Company had approximately $15,282,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$5,348,700	$4,821,950

Net deferred tax assets before valuation allowance	$5,348,700	$4,821,950
Less: Valuation allowance	(5,348,700)	(4,821,950)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2013 and 2012, respectively.

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

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

Note 19 – Future Minimum Lease Payments

Effective July 1, 2013, we leased our office space in Las Vegas, Nevada under a 3-year operating lease expiring August 31, 2016. The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $2,997 and culminating in a monthly payment of $3,191 in 2016. The lease contains provisions for future rent increases and rent free periods for the first two months of the lease. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” in the accompanying Balance Sheets.

Future minimum lease payments required under operating leases according to our fiscal year-end are as follows:

Year Ending
December 31,	Amount
2014	$36,297
2015	37,407
2016	25,530
Thereafter	–
$99,234

Rent expense was $39,636 and $48,300 for the years ended December 31, 2013 and 2012, respectively.

Note 20 – Commitments

On October 10, 2005 the Company entered into a ten-year distribution agreement with Comcast Programming Development, Inc. (“Comcast”), an affiliated entity of Comcast Corporation. Pursuant to the terms of the agreement, Comcast carries PNTV’s Gaming Channel on its Digital VOD Cable Platform, which provides programming directly related to the gaming industry and targeting the existing approximately $70 billion market. The Company owns and operates 100% of the channel. Pursuant to the agreement, the Company formed a wholly owned subsidiary, Players Network on Demand. Comcast has the option to purchase up to 40% of the common stock in the subsidiary for fair market value beginning on April 10, 2007.

Note 21 – Concentrations in Sales to Few Customers

The largest two customers accounted for 82% and 91% of revenues for the year ended December 31, 2013 and 2012, respectively. An adverse change in the Company’s relationship with these customers could negatively affect the Company’s revenues and their results of operations.

Note 22 – Company is Dependent on Few Major Suppliers

The Company is dependent on third-party vendors for all of its video content production and services. In 2013 and 2012, purchases from the Company’s two largest vendors accounted for approximately 71% and 50% of direct operating costs, respectively. The Company is dependent on the ability of its vendors to provide services and content on a timely basis and on favorable pricing terms. The loss of certain suppliers could have a material adverse effect on the Company. The Company believes that its relationships with its suppliers are satisfactory.

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

Note 23 – Subsequent Events

Convertible Debenture Proceeds and Repayments

On January 31, 2014, the Company repaid $39,239 on the Eighth Asher Note, consisting of $25,500 of principal and $13,739 of interest and prepayment penalties. The convertible promissory note was subsequently cancelled as paid in full.

On February 20, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Third JMJ Note”), which matures on February 20, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.

On January 8, 2014, the Company received $25,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“First GEL Note”), which matures on October 8, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two (2) lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,250 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan.

On January 8, 2014, the Company received $25,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“First LG Note”), which matures on October 8, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two (2) lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,250 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan.

Common Stock Sales

On March 28, 2014, the Company sold 2,000,000 shares of its common stock and an equal number of warrants, exercisable at $0.07 per share over a thirty six month period pursuant to a unit offering in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 30, 2014, the Company sold 1,000,000 shares of its common stock and an equal number of warrants, exercisable at $0.07 per share over a twenty four month period pursuant to a unit offering in exchange for total proceeds of $40,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 23, 2014, the Company sold 600,000 shares of its common stock for proceeds of $15,000.

On January 21, 2014, the Company sold 800,000 shares of its common stock for proceeds of $20,000.

Common Stock Issuances for Debt Conversions

On March 14, 2014, the Company issued 2,000,000 shares of common stock pursuant to the conversion of $26,000 of outstanding principal on the First JMJ Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 24, 2014, the Company issued 1,000,000 shares of common stock pursuant to the conversion of $13,000 of outstanding principal on the First JMJ Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Issuances for Services

On March 24, 2014, the Company issued 733,333 shares of restricted common stock for video production services provided. The total fair value of the common stock was $33,734 based on the closing price of the Company’s common stock on the date of grant.

PLAYERS NETWORK

NOTES TO FINANCIAL STATEMENTS

On March 3, 2014, the Company issued 500,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $14,950 based on the closing price of the Company’s common stock on the date of grant.

On February 20, 2014, the Company issued 4,000,000 shares of common stock to its CEO as a compensation bonus. The total fair value of the common stock was $120,000 based on the closing price of the Company’s common stock on the date of grant.

On February 20, 2014, the Company issued 300,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $9,000 based on the closing price of the Company’s common stock on the date of grant.

On January 13, 2014, the Company issued 500,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $24,500 based on the closing price of the Company’s common stock on the date of grant.

On January 13, 2014, the Company issued 75,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $3,675 based on the closing price of the Company’s common stock on the date of grant.

On January 13, 2014, the Company issued 50,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $2,450 based on the closing price of the Company’s common stock on the date of grant.

On January 13, 2014, the Company issued 50,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $2,450 based on the closing price of the Company’s common stock on the date of grant.

On January 13, 2014, the Company issued 500,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $24,500 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Cancellations

On March 6, 2014, the Company cancelled 750,000 shares issued during 2013 for non-performance of services commensurate with the departure of one of the Company’s former employees.

On March 6, 2014, the Company cancelled 150,000 shares issued during 2013 for non-performance of services commensurate with the departure of one of the Company’s Directors.

Common Stock Option Issuances

On March 1, 2014, the Company’s Board of Directors granted 600,000 common stock options as compensation for services to a consultant. The options vest ratably in monthly increments over six (6) months beginning April 1, 2014. The options are exercisable until March 1, 2017 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 247% and a call option value of $0.0273, was $16,365.

On March 1, 2014, the Company’s Board of Directors granted 600,000 common stock options as compensation for services to another consultant. The options vest ratably in monthly increments over six (6) months beginning April 1, 2014. The options are exercisable until March 1, 2017 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 247% and a call option value of $0.0273, was $16,365.

On February 20, 2014, the Company’s Board of Directors granted 8,000,000 fully vested cashless common stock options to the Company’s CEO as compensation for services provided. The options are exercisable until February 20, 2018 at an exercise price of $0.04 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 248% and a call option value of $0.0272, was $217,971.

Common Stock Options Expired

On February 8, 2014, a total of 400,000 options amongst four option holders expired.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYERS NETWORK

By:	/s/ Mark Bradley
Date: April 7, 2014	Mark Bradley, Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of PLAYERS NETWORK, whose signature appears below hereby constitutes and appoints Mark Bradley, such person’s true and lawful attorney-in-fact and agent with full power of substitution and re-substitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2013 (the “Annual Report”) of PLAYERS NETWORK and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

Name	Title	Date

/s/ Mark Bradley	Director & Chief Executive Officer (Principal	April 7, 2014
Mark Bradley	Executive Officer & Principal Accounting Officer)

/s/ Michael Berk	Director and President of Programming	April 7, 2014
Michael Berk

/s/ Doug Miller	Director	April 7, 2014
Doug Miller