Form 10-Q
period 2014-03-31
PLAYERS NETWORK
filed 2014-05-15
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014.

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock on May 14, 2014 was 157,590,145

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended March 31, 2014

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PLAYERS NETWORK

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
Assets	(Unaudited)

Current assets:
Cash	$33,295	$4,696
Deferred television costs	116,454	116,454
Prepaid expenses	10,425	7,775
Total current assets	160,174	128,925

Investments, cost method	–	–
Fixed assets, net	57,022	62,759
Debt issuance costs, net	4,548	3,399

Total Assets	$221,744	$195,083

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$252,954	$624,482
Accrued expenses	195,438	182,351
Deferred revenues	135,000	135,000
Deferred rent obligation	5,363	5,574
Convertible debentures, net of discounts of $104,771 and $53,579 at March 31, 2014 and December 31, 2013, respectively	61,729	82,421
Short term debt, currently in default	35,000	35,000
Derivative liabilities	983,227	648,298
Total current liabilities	1,668,711	1,713,126

Total Liabilities	1,668,711	1,713,126

Stockholders' (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B convertible preferred stock, $0.001 par value, 10,873,347 shares authorized; 4,349,339 shares issued and outstanding	4,349	4,349
Common stock, $0.001 par value, 600,000,000 shares authorized; 151,220,145 and 138,011,812 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	151,220	138,012
Additional paid-in capital	22,939,035	21,905,592
Accumulated (deficit)	(24,543,571)	(23,567,996)
Total Stockholders' (Deficit)	(1,446,967)	(1,518,043)

Total Liabilities and Stockholders' (Deficit)	$221,744	$195,083

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three
	Months Ended
	March 31,
	2014	2013

Revenue:	$290	$693

Expenses:
Direct operating costs	46,019	36,075
General and administrative	153,631	143,102
Officer salaries	383,317	73,265
Salaries and wages	–	10,645
Depreciation and amortization	5,737	5,737
Total operating expenses	588,704	268,824

Net operating loss	(588,414)	(268,131)

Other income (expense):
Other income	340,825	–
Interest expense	(67,660)	(171,720)
Change in derivative liabilities	(660,326)	(2,072)
Total other income (expense)	(387,161)	(173,792)

Net loss	$(975,575)	$(441,923)

Weighted average number of common shares outstanding - basic and fully diluted	143,403,016	75,110,619

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three
	Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net (loss)	$(975,575)	$(441,923)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization expense	5,737	5,737
Gain on debt settlements	(340,825)	–
Change in fair market value of derivative liabilities	660,326	2,072
Amortization of convertible note payable discounts	47,808	155,485
Amortization of debt issuance costs	5,351	11,917
Stock issued for services	115,259	43,280
Stock issued for compensation, related party	120,000	76,500
Options and warrants granted for services	9,024	18,413
Options and warrants granted for services, related party	217,971	23,937
Decrease (increase) in assets:
Prepaid expenses	(2,650)	(1,895)
Increase (decrease) in liabilities:
Deferred rent obligation	(211)	–
Accounts payable	(30,703)	15,396
Accrued expenses	13,087	(2,919)
Net cash used in operating activities	(155,401)	(94,000)

Cash flows from financing activities
Proceeds from convertible debentures	91,000	137,500
Repayment of long term debt	(25,500)	–
Payments on debt issuance costs	(6,500)	(40,000)
Proceeds from sale of common stock	125,000	(5,000)
Net cash provided by financing activities	184,000	92,500

Net increase (decrease) in cash	28,599	(1,500)
Cash - beginning	4,696	2,076
Cash - ending	$33,295	$576

Supplemental disclosures:
Interest paid	$13,739	$4,524
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of debt discounts	$95,000	$119,041
Value of shares issued for conversion of debt	$39,000	$106,320
Value of derivative adjustment due to debt conversions	$420,397	$181,319

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Cost Method of Accounting for Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Impairment analysis on our investments which are accounted for on the cost method of accounting resulted in complete impairment at December 31, 2013.

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

Deferred revenues consist of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Deferred revenues on television pilot episodes	$135,000	$135,000
Deferred revenues on audio/video content licensing	–	–
Total deferred revenues	$135,000	$135,000

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

Deferred Television Costs

Deferred television costs as of March 31, 2014, included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company recognized $95,000 of revenues on November 1, 2012 with the completion of the first of three pilot episodes; accordingly, have recognized $75,617 of expenses related to the development of the pilot. No revenues were recognized during the three months ended March 31, 2014 and 2013 due to our lack of resources and inability to jointly market and distribute the pilot episodes.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Deferred television costs consist of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Development and pre-production costs	$–	$–
In-production	68,264	68,264
Post production	48,190	48,190
Total deferred television costs	$116,454	$116,454

Due to practical limitations applicable to monetizing our developed content over On-Demand networks, the Company has not considered collectability of advertising or television license revenues to be reasonably assured, and accordingly, the Company has expensed production costs related to the development of our On-Demand and internet-based content as incurred.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($24,543,571), and as of March 31, 2014, the Company’s current liabilities exceeded its current assets by $1,508,537 and its total liabilities exceeded its total assets by $1,446,967. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Officer compensation expense was $383,318 and $73,265 at March 31, 2014 and 2013, respectively. The balance owed was $27,948 and $62,374 at March 31, 2014 and 2013, respectively.

Board of Directors

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2014 and December 31, 2013, respectively:

	Fair Value Measurements at March 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$33,295	$–	$–
Total assets	33,295	–	–
Liabilities
Convertible debentures, net of discounts of $104,771	–	–	61,729
Short term debt	–	35,000	–
Derivative liability	–	–	983,227
Total liabilities	–	35,000	1,044,956
	$33,295	$(35,000)	$(1,044,956)

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$4,696	$–	$–
Total assets	4,696	–	–
Liabilities
Convertible debentures, net of discounts of $53,579	–	–	82,421
Short term debt	–	35,000	–
Derivative liability	–	–	648,298
Total liabilities	–	35,000	730,719
	$4,696	$(35,000)	$(730,719)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2014 and the year ended December 31, 2013.

Level 2 liabilities consist of a short term, unsecured, promissory note. No fair value adjustment was necessary during the three months ended March 31, 2014 and the year ended December 31, 2013.

Level 3 liabilities consist of a total of $166,500 and $136,000 of convertible debentures and the related derivative liability as of March 31, 2014 and December 31, 2013, respectively. A discount of $53,579 and $53,579 was recognized at March 31, 2014 and December 31, 2013, respectively.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 5 – Investments

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

On November 1, 2012, the Company elected to convert a note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. In 2011, both the investments and the note receivable had been written off as impaired due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are not on the balance sheets as of March 31, 2014 and December 31, 2013, respectively.

Note 6 – Fixed Assets

Fixed assets consist of the following at March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
Office equipment	$12,898	$12,898
Website development costs	99,880	99,880
Furniture and fixtures	2,730	2,730
Less accumulated depreciation	(58,486)	(52,749)
	$57,022	$62,759

Depreciation and amortization expense totaled $5,737 and $5,737 for the three months ended March 31, 2014 and 2013, respectively.

Note 7 – Accrued Expenses

As of March 31, 2014 and December 31, 2013 accrued expenses included the following:

	March 31,	December 31,
	2014	2013
Customer Deposits	$13,500	$13,500
Accrued Payroll, Officers	27,948	19,020
Accrued Payroll and Payroll Taxes	138,850	135,234
Accrued Interest	15,140	14,597
	$195,438	$182,351

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 8 – Convertible Debentures

Convertible debentures consist of the following at March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
On February 20, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Third JMJ Note”), which matures on February 19, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company amortized the $4,000 original issuance discount over the life of the loan on the straight line method. The Company recognized an additional $427 and $-0- of interest expense on the discount during the three months ended March 31, 2014 and 2013, respectively. The Company must at all times reserve at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure.	$44,000	$–

On January 8, 2014, the Company received $25,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“First GEL Note”), which matures on October 8, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two (2) lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $25,500, less $3,250 of debt issuance costs, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,250 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized an additional $976 and $-0- of interest expense on the discount during the three months ended March 31, 2014 and 2013, respectively. The Company must at all times reserve at least 6 million shares of common stock for potential conversions.	25,500	–

On January 8, 2014, the Company received $25,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“First LG Note”), which matures on October 8, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two (2) lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $25,500, less $3,250 of debt issuance costs, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,250 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized an additional $976 and $-0- of interest expense on the discount during the three months ended March 31, 2014 and 2013, respectively. The Company must at all times reserve at least 6 million shares of common stock for potential conversions.	25,500	–

Players Network

Notes to Condensed Financial Statements

(Unaudited)

	March 31,	December 31,
	2014	2013

Unsecured $12,500 convertible promissory note originated on October 28, 2013, carries an 8% interest rate (“Ninth Asher Note”), and matures on July 30, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty one percent (31%) of the average of the lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $1,000 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $418 and $-0- of interest expense related to these debt issuance costs during the three months ended March 31, 2014 and 2013, respectively. The principal and interest was subsequently repaid in full prior to maturity with a cash payment of $19,240, consisting of $12,500 of principal and $6,740 of interest and prepayment penalties, on May 2, 2014 out of the proceeds from the April 24, 2014 convertible debt financing received from LG Capital Funding, LLC (“Second LG Capital Note”).	12,500	12,500

Unsecured $25,500 convertible promissory note originated on July 30, 2013, carries an 8% interest rate (“Eighth Asher Note”), and matures on May 1, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty five percent (35%) of the average of the lowest closing bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,100 and $-0- of interest expense related to these debt issuance costs during the three months ended March 31, 2014 and 2013, respectively. The principal and interest was repaid in full prior to maturity with a cash payment of $39,239, consisting of $25,500 of principal and $13,739 of interest and prepayment penalties, on January 31, 2014 out of the proceeds from the January 8, 2014 convertible debt financing received from GEL Properties, LLC (“First GEL Note”).	–	25,500

On June 4, 2013, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matures on June 3, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company amortized the $2,500 original issuance discount over the life of the loan on the straight line method. The Company recognized an additional $625 and $-0- of interest expense on the discount during the three months ended March 31, 2014 and 2013, respectively. The Company must at all times reserve at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure.	27,500	27,500

Players Network

Notes to Condensed Financial Statements

(Unaudited)

	March 31,	December 31,
	2014	2013

On March 13, 2013, the Company received net proceeds of $55,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $60,500 (“First JMJ Note”), which matured on March 12, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. On November 27, 2014, an additional $10,000 was added to the principal balance of the note as liquidated damages related to a Standstill Agreement whereby JMJ agreed to refrain from exercising any conversions until February 22, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The principal interest charge of $7,260 is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,881 and $-0- of interest expense related to these debt issuance costs during the three months ended March 31, 2014 and 2013, respectively. The Company amortized the $5,500 original issuance discount over the life of the loan on the straight line method. The Company recognized an additional $1,104 and $271 of interest expense on the discount during the three months ended March 31, 2014 and 2013, respectively. The note holder elected to convert a total of $13,000 of principal in exchange for 1,000,000 shares of common stock on February 24, 2014, and $26,000 of principal in exchange for 2,000,000 shares of common stock on March 14, 2014. Another $27,300 of principal was subsequently converted in exchange for 2,100,000 shares on April 22, 2014. The conversions were in accordance with the terms of the note; therefore no gain or loss has been recognized. The Company must at all times reserve at least 60 million shares of common stock for potential conversions.	$31,500	$70,500

Total convertible debentures	166,500	136,000
Less: unamortized debt discounts	(104,771)	(53,579)
Convertible debentures	$61,729	$82,421

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $99,000 and $206,858 for the variable conversion features of the convertible debts incurred during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively. The discounts, including Original Issue Discounts of $4,000 and $8,500 during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $47,808 and $155,485 of interest expense pursuant to the amortization of the note discounts during the three months ended March 31, 2014 and 2013, respectively.

All of the convertible debentures carry default provisions that place a “maximum share amount” on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the Company’s issued and outstanding shares.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivatives associated with the convertible debentures utilizing a lattice model.

The Company recorded interest expense in the amount of $13,932 and $7,437 for the three months ended March 31, 2014 and 2013, respectively related to convertible debt.

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

As of the filing date of this report, the Company had not sold any shares to Dutchess nor received any financing from Dutchess.

Note 10 – Short Term Debt

Short-term debt consists of the following at March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
4% unsecured debenture, due June 7, 2012. Currently in default.	$35,000	$35,000

Accrued interest on the above promissory note totaled $3,242 and $2,892 at March 31, 2014 and December 31, 2013, respectively.

The following presents components of interest expense by instrument type at March 31, 2014 and 2013, respectively:

	March 31,	March 31,
	2014	2013
Interest on convertible debentures	$13,932	$7,437
Amortization of discount on convertible debentures	47,808	151,714
Amortization of debt issuance costs	5,351	11,917
Interest on short term debt	350	350
Accounts payable related finance charges	219	302
	$67,660	$171,720

Players Network

Notes to Condensed Financial Statements

(Unaudited)

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $983,227 and $648,298 at March 31, 2014 and December 31, 2013, respectively. The change in fair value of the derivative liabilities resulted in a loss of $660,326 and $2,072 for the three months ended March 31, 2014 and 2013, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $660,326 for the three months ended March 31, 2014 consisted of a loss of $51,172 due to the value in excess of the face value of the convertible notes, a gain of $20,838 attributable to the fair value of preferred stock, a loss of $29,476 attributable to the fair value of warrants and a net loss in market value of $600,516 on the convertible notes. The loss of $2,072 for the three months ended March 31, 2013 consisted of a loss of $54,423 due to the value in excess of the face value of the convertible notes, a gain of ($11,942) attributable to the fair value of preferred stock, a gain of ($19,511) attributable to the fair value of warrants and a net gain in market value of ($20,898) on the convertible notes.

The following presents the derivative liability value by instrument type at March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
Convertible debentures	$547,566	$221,275
Common stock warrants	424,620	395,144
Convertible preferred stock	11,041	31,879
	$983,227	$648,298

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2014 and the years ended December 31, 2013, respectively:

Derivative
Liability
Total
Balance, December 31, 2012	$356,608
Increase in derivative value due to issuances of convertible promissory notes	351,721
Increase in derivative value attributable to tainted warrants	122,062
Change in fair market value of derivative liabilities due to the mark to market adjustment	305,512
Debt conversions	(487,605)
Balance, December 31, 2013	$648,298
Increase in derivative value due to issuances of convertible promissory notes	146,172
Increase in derivative value attributable to issuance of warrants	14,137
Change in fair market value of derivative liabilities due to the mark to market adjustment	595,017
Debt conversions	(420,397)
Balance, March 31, 2014	$983,227

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended March 31, 2014 and the year ended December 31, 2013:

•	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
•	The warrant exercise prices ranged from $0.04 to $0.41, exercisable over 2 to 10 year periods from the grant date.
•	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
•	The holders would automatically convert the note at the maximum of 3 times the conversion price if the Company was not in default.
•	The monthly trading volume would reflect historical averages and would increase at 1% per month.
•	The Company would redeem the notes based on availability of alternative financing, increasing 2% monthly to a maximum of 10%.
•	The holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.
•	The computed volatility was projected based on historical volatility.

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

Preferred Stock

No preferred shares were issued during the three months ended March 31, 2014.

Common Stock Authorized

The Company amended its Articles of Incorporation on April 29, 2013 to increase the authorized shares of common stock from 150,000,000 shares to 600,000,000 shares, of which 155,890,145 shares were issued and outstanding and 108,654,222 shares were reserved as of the date of this filing.

Common Stock Sales

On March 28, 2014, the Company sold 2,000,000 shares of its common stock and an equal number of warrants, exercisable at $0.06 per share over a twenty four month period pursuant to a unit offering in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

Note 13 – Warrants and Options

Options Granted

On March 1, 2014, the Company’s Board of Directors granted 600,000 common stock options as compensation for services to a consultant. The options vest ratably in monthly increments over six (6) months beginning April 1, 2014. The options are exercisable until March 1, 2017 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 247% and a call option value of $0.0273, was $16,365. The options are being re-measured and expensed over the vesting period. The Company recognized $4,512 of stock based compensation expense during the three months ended March 31, 2014.

On March 1, 2014, the Company’s Board of Directors granted 600,000 common stock options as compensation for services to another consultant. The options vest ratably in monthly increments over six (6) months beginning April 1, 2014. The options are exercisable until March 1, 2017 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 247% and a call option value of $0.0273, was $16,365. The options are being re-measured and expensed over the vesting period. The Company recognized $4,512 of stock based compensation expense during the three months ended March 31, 2014.

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

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Warrants Granted

On March 28, 2014, the Company sold 2,000,000 shares of its common stock and an equal number of warrants, exercisable at $0.06 per share over a twenty four month period pursuant to a unit offering in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

Warrants Expired

No warrants expired during the three months ended March 31, 2014.

Options and Warrants Exercised

No options or warrants were exercised during the three months ended March 31, 2014.

Note 14 – Gain on Debt Settlements

The Company recognized debt forgiveness in the total amount of $340,825 and $-0- during the three months ended March 31, 2014 and 2013, respectively, as presented in other income within the Statements of Operations.

On January 6, 2014, we settled outstanding trade accounts payable in the total amount of $349,670 with a payment of $10,000. The creditor forgave the remaining $339,670. An additional $1,540 of trade accounts payable was forgiven from another creditor on February 24, 2014, with the payment of $385, resulting in a $1,155 gain on settlement. Both of these debt settlements were included in the $340,825 gain on debt settlements amount as presented in other income at March 31, 2014.

Note 15 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2014 and the year ended December 31, 2013, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2014, the Company had approximately $16,147,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	March 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$5,651,450	$5,348,700

Net deferred tax assets before valuation allowance	5,651,450	5,348,700
Less: Valuation allowance	(5,651,450)	(5,348,700)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2014 and December 31, 2013, respectively.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31,	December 31,
	2014	2013

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 16 – Subsequent Events

Convertible Debenture Proceeds and Repayments

On May 2, 2014, the Company repaid $19,240 on the Ninth Asher Note, consisting of $12,500 of principal and $6,740 of interest and prepayment penalties. The convertible promissory note was subsequently cancelled as paid in full.

On May 9, 2014, the Company received $50,000 in exchange for an unsecured convertible promissory note that carries a 12% interest rate (“First Group 10 Note”), which matures on May 8, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of (a) fifty eight percent (58%) of the average of the two lowest closing bid prices of the Company’s common stock for the seventeen (17) trading days prior to the conversion notice date, or (b) four and a half cents ($0.045) per share. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a $2,500 Original Issue Discount that is being amortized on the straight line method over the life of the loan. The Company must at all times reserve at least 20 million shares of common stock for potential conversions.

On April 24, 2014, the Company received $25,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“First LG Note”), which matures on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company must at all times reserve at least 5 million shares of common stock for potential conversions

On April 17, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Fourth JMJ Note”), which matures on April 16, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 60 million shares of common stock for potential conversions.

Common Stock Sales

On April 18, 2014, the Company sold 200,000 shares of its common stock and an equal number of warrants, exercisable at $0.06 per share over a twenty four month period pursuant to a unit offering in exchange for total proceeds of $6,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Common Stock Issuances for Debt Conversions

On May 12, 2014, the Company issued 1,700,000 shares of common stock pursuant to the conversion of $21,769, consisting of $11,460 of outstanding principal and interest on the First JMJ Note and $10,309 of outstanding principal and interest on the Second JMJ Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 22, 2014, the Company issued 2,100,000 shares of common stock pursuant to the conversion of $27,300 of outstanding principal on the First JMJ Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Issuances

On April 14, 2014, the Company issued 350,000 shares of restricted common stock for video production services provided. The total fair value of the common stock was $10,150 based on the closing price of the Company’s common stock on the date of grant.

On April 11, 2014, the Company issued 200,000 shares of restricted common stock for business development services provided. The total fair value of the common stock was $4,400 based on the closing price of the Company’s common stock on the date of grant.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

On April 11, 2014, the Company issued 170,000 shares of restricted common stock for video production services provided. The total fair value of the common stock was $3,740 based on the closing price of the Company’s common stock on the date of grant.

On April 11, 2014, the Company issued 200,000 shares of restricted common stock for video production services provided. The total fair value of the common stock was $4,400 based on the closing price of the Company’s common stock on the date of grant.

On April 11, 2014, the Company issued 1,250,000 shares of restricted common stock to its CEO as a compensation bonus. The total fair value of the common stock was $27,500 based on the closing price of the Company’s common stock on the date of grant.

On April 11, 2014, the Company issued 200,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $4,400 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Option Issuances

On April 11, 2014, the Company’s Board of Directors granted 250,000 fully vested common stock options to a consultant as compensation for services provided. The options are exercisable until April 10, 2016 at an exercise price of $0.05 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 244% and a call option value of $0.0148, was $3,710.

On April 11, 2014, the Company’s Board of Directors granted another 250,000 fully vested common stock options to a consultant as compensation for services provided. The options are exercisable until April 10, 2016 at an exercise price of $0.05 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 244% and a call option value of $0.0148, was $3,710.

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

During the 2nd quarter of 2014, we launched our first Lifestyle Channel Destination, Weed TV located at the URL: www.weedtv.com. Weed TV is a Lifestyle Channel Destination powered by PNTV’s NextGenTV(SM) enterprise platform. Weed TV will be the go to source for informational, entertainment, products and services for people who relate to the marijuana lifestyle and social community. Weed TV will feature daily stories sourced by weedtv.com correspondents and contributors from around the world. It will provide a wide variety of editorial content, videos and entertainment including lead stories, political news, business news on the industry, financial analysis from industry experts, growing tips, cooking tips, a “Weed101” section, medical uses, lifestyle features, entertainment specials and merchandise shopping cart offering the latest products and services.

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013:

	For the Three
	Months Ended
	March 31,		Increase /
	2014	2013	(Decrease)
Revenues	$290	$693	$(403)

Direct operating costs	46,019	36,075	9,944
General and administrative	153,631	143,102	10,529
Salaries and wages	383,317	83,910	299,407
Depreciation and amortization	5,737	5,737	–

Total Operating Expenses	588,704	268,824	319,880

Net Operating Loss	(588,414)	(268,131)	320,283

Total other income (expense)	(387,161)	(173,792)	213,369

Net (Loss)	$(975,575)	$(441,923)	$533,652

Revenues:

During the three months ended March 31, 2014 and 2013, we received revenues primarily from the sale of in-home media and advertising fees. Aggregate revenues for the three months ended March 31, 2014 were $290 compared to revenues of $693 in the three months ended March 31, 2013, a decrease in revenues of $403, or 58%. We have received $135,000 that is presented as deferred revenues and is yet to be recognized. We anticipate completion of the project in 2014 and expect to either market the pilots to additional media outlets, or negotiate a settlement and release to complete the project without finalizing the remaining pilot episodes. We have focused entirely on building and expanding our technology and revenues for the future, primarily through the development of a new internet based proprietary scalable technology platform that was launched in October of 2011, and redeployed in 2012. We anticipate increased market saturation of our video content through our newly revamped websites and the Company’s existing media channels as we market our internet platform in 2014.

Direct Operating Costs:

Direct operating costs were $46,019 for the three months ended March 31, 2014 compared to $36,075 for the three months ended March 31, 2013, an increase of $9,944, or 28%. Our direct operating costs increased due to our increased website development costs as we created our new media channel, “Weed.tv”, which was substantially completed during the period, and launched during April of 2014. We subsequently realized our first revenues from our platform in May of 2014.

General and Administrative:

General and administrative expenses were $153,631 for the three months ended March 31, 2014 compared to $143,102 for the three months ended March 31, 2013, an increase of $10,529, or 7%. General and administrative expense increased primarily due to increased advertising and promotional fees incurred during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Salaries and Wages:

Salaries and wages expense totaled $383,317 for the three months ended March 31, 2014 compared to $83,910 for the three months ended March 31, 2013, an increase of $299,407, or 357%. The increase in salaries and wages was primarily due to non-cash, stock based compensation bonuses issued to our CEO during the three months ended March 31, 2014, consisting of 4 million shares of common stock with a fair value of $120,000, and 8 million common stock options valued at $217,971, that were not present during the comparative three months ended March 31, 2013.

Depreciation and Amortization:

Depreciation and amortization expense was $5,737 for the three months ended March 31, 2014 compared to $5,737 for the three months ended March 31, 2013.

Net Operating Loss:

Net operating loss for the three months ended March 31, 2014 was $588,414, or ($0.00) per share compared to a net operating loss of $268,824 for the three months ended March 31, 2013, or ($0.00) per share, an increase of $320,283, or 119%. Net operating loss increased primarily due to non-cash, stock based compensation bonuses issued to our CEO during the three months ended March 31, 2014, consisting of 4 million shares of common stock with a fair value of $120,000, and 8 million common stock options valued at $217,971, that were not present during the comparative three months ended March 31, 2013.

Other Income (Expense):

Other income (expense) was $(387,161) for the three months ended March 31, 2014 compared to $(173,792) for the three months ended March 31, 2013, an increase of $213,369, or 123%. Other expense increased on a net basis primarily due to a gain of $340,825 on debt settlements that was realized with the settlement of $351,210 of accounts payable in exchange for total payments of $10,385 during the three months ended March 31, 2014, a decrease in interest expense, consisting primarily of the amortization of debt discounts related to our convertible debentures recognized, during the three months ended March 31, 2014 that were not recognized during the three months ended March 31, 2013, and an increase of $658,254 due to the change in derivative liability during the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

Net Loss:

The net loss for the three months ended March 31, 2014 was $975,575, or ($0.01) per share, compared to a net loss of $441,923, or ($0.01) per share, for the three months ended March 31, 2013, an increased net loss of $533,652, or 121%. Net loss increased primarily due to non-cash, stock based compensation bonuses issued to our CEO, and an increase of $658,254 due to the change in derivative liability, as diminished by a gain of $340,825 on debt settlements and a decrease in interest expense, consisting primarily of the amortization of debt discounts related to our convertible debentures, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2014 compared to December 31, 2013.

	March 31,	December 31,	Increase /
	2014	2013	(Decrease)
Total Assets	$221,744	$195,083	$26,661

Accumulated (Deficit)	$(24,543,571)	$(23,567,996)	$975,575

Stockholders’ Equity (Deficit)	$(1,446,967)	$(1,518,043)	$(71,076)

Working Capital (Deficit)	$(1,508,537)	$(1,584,201)	$(75,664)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and debt and equity financings. At March 31, 2014, we had a negative working capital position of $1,508,537.

Debt Financing

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

We have utilized these funds to repay $39,239 of previously issued convertible debentures, comply with our regulatory reporting requirements, and to expand our media distribution platforms to launch Weed.tv. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in our industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the three months ended March 31, 2014, the Company granted a total of 6,708,333 shares of common stock valued at $235,259 in lieu of cash payments to employees and outside consultants, compared to the issuance of 2,872,000 shares of common stock valued at $119,780 in lieu of cash payments to employees and outside consultants during the three months ending March 31, 2013. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2014.

During the three months ended March 31, 2014, we issued a total of 3,000,000 shares of common stock pursuant to the conversion of $39,000 of indebtedness on convertible debentures. The conversion prices of a total of $166,500 in outstanding convertible notes outstanding as of March 31, 2014, is convertible at various prices discounted to market as depicted in the table below. As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.02 per share
Lender /	Conversion	Principal	100%	75%	50%	25%
Origination	Terms	Borrowed	$0.02	$0.015	$0.01	$0.005

JMJ Financial (First JMJ Note) March 13, 2013	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request. Interest rate of 10%.	$31,500	1,575,000	2,100,000	3,150,000	6,300,000

JMJ Financial (Second JMJ Note) June 4, 2013	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request. Interest rate of 10%.	$27,500	1,375,000	1,833,333	2,750,000	5,500,000

Asher Enterprises, Inc. (Ninth Asher Note) October 28, 2013	Convertible into 31% of the lowest closing bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$12,500	625,000	833,333	1,250,000	2,500,000

GEL Properties, LLC (First GEL Properties Note) January 8, 2014	Convertible into 60% of the average of the two lowest closing bid prices over the 10 days prior to the conversion request. Interest rate of 8% with an 18% default rate.	$25,500	1,275,000	1,700,000	2,550,000	5,100,000

LG Capital Funding, LLC (First LG Capital Note) January 8, 2014	Convertible into 60% of the average of the two lowest closing bid prices over the 10 days prior to the conversion request. Interest rate of 8% with an 18% default rate.	$25,500	1,275,000	1,700,000	2,550,000	5,100,000

JMJ Financial (Third JMJ Note) February 20, 2014	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request. Interest rate of 10%.	$44,000	2,200,000	2,933,333	4,400,000	8,800,000

		$166,500	8,325,000	11,100,000	16,650,000	33,300,000

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

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sales of equity securities by the Company occurred during the three month period ended March 31, 2014:

Common Stock Sales

On March 28, 2014, the Company sold 2,000,000 shares of its common stock and an equal number of warrants, exercisable at $0.06 per share over a twenty four month period pursuant to a unit offering in exchange for total proceeds of $50,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was accredited, and there was no solicitation in connection with the offering.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State on May 6, 2013 (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

10.1*	Convertible Redeemable Note with GEL Properties, LLC (First GEL Note), January 8, 2014

10.2*	Collateralized Secured Back End Note with GEL Properties, LLC (First GEL Note), January 8, 2014

10.3*	Convertible Redeemable Back End Note with GEL Properties, LLC (First GEL Note), January 8, 2014

10.4*	Securities Purchase Agreement with GEL Properties, LLC (First GEL Note), January 8, 2014

10.5*	Convertible Redeemable Note with LG Capital Funding, LLC (First LG Capital Note), January 8, 2014

10.6*	Collateralized Secured Back End Note with LG Capital Funding, LLC (First LG Capital Note), January 8, 2014

10.7*	Convertible Redeemable Back End Note with LG Capital Funding, LLC (First LG Capital Note), January 8, 2014

10.8*	Securities Purchase Agreement with LG Capital Funding, LLC (First LG Capital Note), January 8, 2014

10.9*	Subscription Agreement (W. Elsaesser), January 21, 2014

10.10*	Subscription Agreement (E. Winfield), January 23, 2014

10.11*	Subscription Agreement (I. Zalcberg), January 30, 2014

10.12*	Warrant Agreement (I. Zalcberg), January 30, 2014

10.13*	Subscription Agreement (I. Zalcberg), March 28, 2014

10.14*	Warrant Agreement (I. Zalcberg), March 28, 2014

31.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2014

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

