Form 10-Q/A
period 2014-03-31
PLAYERS NETWORK
filed 2014-05-20
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock on May 14, 2014 was 157,590,145.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q to Players Network’s interim report for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 15, 2014 (the “Original Form 10-Q”) is solely to amend the disclosures contained in Part II OTHER INFORMATION, Item 1. Legal Proceedings. No other changes have been made to the Original Form 10-Q. This Form 10-Q/A speaks as of the original filing date, and does not reflect events that may have occurred subsequent to the original filing date of the Original Form 10-Q, and does not modify or update in any way disclosures made in the Original Form 10-Q.

2

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may become subject to lawsuits and other claims and proceedings that might arise from litigation matters or regulatory audits. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Our management does not presently expect that such matters will have a material adverse effect on the Company’s financial condition or results of operations. We are not currently involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any penalties from regulatory audits, except as the legal action we initiated, as described below.

Players Network filed a civil suit in the Eighth Judicial District Court in Clark County, Nevada on January 2, 2014, and served the suit on January 23, 2014, listed as case number A-13-693908-B against Defendants, Comcast Corporation and Advanced Information Systems Inc. On February 27, 2014, the Defendant, Comcast, and Players Network agreed to, and filed a stipulation with the court, whereby Comcast agreed to not file a motion to transfer the venue from the Nevada Federal Court and Players Network agreed to dismiss the other defendant, Advanced Information Systems, Inc., from the lawsuit. The court is in the process of establishing the discovery calendar. Information and details will be forthcoming as permitted by public disclosure. Mr. Barney C. Ales and his firm based in Las Vegas, Nevada have been retained as the Company's Special Counsel, for the litigation and ultimate trial of this matter.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2014

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

4