Form 10-Q
period 2014-06-30
PLAYERS NETWORK
filed 2014-08-19
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2014.

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock on August 15, 2014 was 159,787,873.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended June 30, 2014

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PLAYERS NETWORK

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash	$114,890	$4,696
Accounts receivable	2,950	–
Deferred television costs	–	116,454
Prepaid expenses	12,625	7,775
Total current assets	130,465	128,925

Investments, cost method	–	–
Fixed assets, net	84,892	62,759
Debt issuance costs, net	6,411	3,399

Total Assets	$221,768	$195,083

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$232,514	$624,482
Accrued expenses	185,694	182,351
Deferred revenues	–	135,000
Deferred rent obligation	5,153	5,574
Convertible debentures, net of discounts of $430,610 and $53,579 at June 30, 2014 and December 31, 2013, respectively	61,882	82,421
Short term debt, currently in default	26,875	35,000
Derivative liabilities	921,990	648,298
Total current liabilities	1,434,108	1,713,126

Total Liabilities	1,434,108	1,713,126

Stockholders' (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B convertible preferred stock, $0.001 par value, 10,873,347 shares authorized; 4,349,339 shares issued and outstanding	4,349	4,349
Common stock, $0.001 par value, 600,000,000 shares authorized; 159,787,873 and 138,011,812 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	159,788	138,012
Additional paid-in capital	23,298,688	21,905,592
Subscriptions payable, consisting of 99,700 shares at June 30, 2014	2,592	–
Accumulated (deficit)	(24,679,757)	(23,567,996)
Total Stockholders' (Deficit)	(1,212,340)	(1,518,043)

Total Liabilities and Stockholders' (Deficit)	$221,768	$195,083

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue:	$141,167	$386	$141,457	$1,079

Expenses:
Direct operating costs	190,952	41,194	236,971	77,269
General and administrative	201,236	80,158	354,867	223,260
Officer salaries	44,339	45,850	427,656	119,115
Salaries and wages	–	7,780	–	18,425
Depreciation and amortization	6,778	5,736	12,515	11,473
Total operating expenses	443,305	180,718	1,032,009	449,542

Net operating loss	(302,138)	(180,332)	(890,552)	(448,463)

Other income (expense):
Other income	2,510	–	343,335	–
Loss on debt conversions	–	(1,625)	–	(1,625)
Interest expense	(59,573)	(60,940)	(127,233)	(232,660)
Change in derivative liabilities	223,015	(189,745)	(437,311)	(191,817)
Total other income (expense)	165,952	(252,310)	(221,209)	(426,102)

Net loss	$(136,186)	$(432,642)	$(1,111,761)	$(874,565)

Weighted average number of common shares outstanding - basic and fully diluted	156,085,155	92,951,300	149,779,119	84,080,243

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six
	Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net (loss)	$(1,111,761)	$(874,565)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization expense	12,515	11,473
Gain on debt settlements	(343,335)	–
Change in fair market value of derivative liabilities	437,311	191,817
Amortization of convertible note payable discounts	88,096	208,726
Amortization of debt issuance costs	8,238	16,203
Stock issued for services	207,427	106,755
Stock issued for compensation, related party	147,500	144,787
Options and warrants granted for services	27,252	18,413
Options and warrants granted for services, related party	217,971	23,937
Decrease (increase) in assets:
Accounts receivable	(2,950)	–
Deferred television costs	116,454	–
Prepaid expenses	(4,850)	210
Increase (decrease) in liabilities:
Accounts payable	(48,633)	15,588
Accrued expenses	13,903	(14,830)
Deferred revenues	(135,000)	–
Deferred rent obligation	(421)	–
Net cash used in operating activities	(370,283)	(151,486)

Cash flows from investing activities
Purchase of fixed assets	(34,648)	–
Net cash used in investing activities	(34,648)	–

Cash flows from financing activities
Proceeds from convertible debentures	441,500	197,500
Repayments on convertible debentures	(38,000)	–
Repayment of long term debt	(8,125)	(40,000)
Payments on debt issuance costs	(11,250)	(7,500)
Proceeds from sale of common stock	131,000	–
Net cash provided by financing activities	515,125	150,000

Net increase (decrease) in cash	110,194	(1,486)
Cash - beginning	4,696	2,076
Cash - ending	$114,890	$590

Supplemental disclosures:
Interest paid	$31,729	$2,358
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of debt discounts	$434,627	$168,907
Value of shares issued for conversion of debt	$88,068	$171,053
Value of derivative adjustment due to debt conversions	$598,246	$260,733

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

Deferred revenues consist of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Deferred revenues on television pilot episodes	$–	$135,000
Deferred revenues on audio/video content licensing	–	–
Total deferred revenues	$–	$135,000

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

Deferred Television Costs

Deferred television costs as of June 30, 2014, included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company recognized $95,000 of revenues on November 1, 2012 with the completion of the first of three pilot episodes; and accordingly, recognized $75,617 of expenses related to the development of the pilot. The remaining $135,000 of revenues, and corresponding $116,454 of deferred television costs, were recognized during the three months ended June 30, 2014 upon completion and delivery of the two final pilot episodes.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Deferred television costs consist of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Development and pre-production costs	$–	$–
In-production	–	68,264
Post production	–	48,190
Total deferred television costs	$–	$116,454

Due to practical limitations applicable to monetizing our developed content over On-Demand networks, the Company has not considered collectability of advertising or television license revenues to be reasonably assured, and accordingly, the Company has expensed production costs related to the development of our On-Demand and internet-based content as incurred.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position or results of operations.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($24,679,757), and as of June 30, 2014, the Company’s current liabilities exceeded its current assets by $1,303,643 and its total liabilities exceeded its total assets by $1,212,340. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Officer compensation expense was $427,656 and $73,265 at June 30, 2014 and 2013, respectively. The balance owed was $22,940 and $62,374 at June 30, 2014 and 2013, respectively.

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

Players Network

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of June 30, 2014 and December 31, 2013, respectively:

	Fair Value Measurements at June 30, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$114,890	$–	$–
Total assets	114,890	–	–
Liabilities
Convertible debentures, net of discounts of $430,610	–	–	61,882
Short term debt	–	26,875	–
Derivative liability	–	–	921,990
Total liabilities	–	26,875	983,872
	$114,890	$(26,875)	$(983,872)

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$4,696	$–	$–
Total assets	4,696	–	–
Liabilities
Convertible debentures, net of discounts of $53,579	–	–	82,421
Short term debt	–	35,000	–
Derivative liability	–	–	648,298
Total liabilities	–	35,000	730,719
	$4,696	$(35,000)	$(730,719)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2014 and the year ended December 31, 2013.

Level 2 liabilities consist of a short term, unsecured, promissory note. No fair value adjustment was necessary during the six months ended June 30, 2014 and the year ended December 31, 2013.

Level 3 liabilities consist of a total of $492,491 and $136,000 of convertible debentures and the related derivative liability as of June 30, 2014 and December 31, 2013, respectively. A discount of $430,610 and $53,579 was recognized at June 30, 2014 and December 31, 2013, respectively.

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

On November 1, 2012, the Company elected to convert a note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. In 2011, both the investments and the note receivable had been written off as impaired due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are not on the balance sheets as of June 30, 2014 and December 31, 2013, respectively.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Fixed Assets

Fixed assets consist of the following at June 30, 2014 and December 31, 2013, respectively:

	June 30,	December 31,
	2014	2013
Office equipment	$22,546	$12,898
Website development costs	124,880	99,880
Furniture and fixtures	2,730	2,730
Less accumulated depreciation	(65,264)	(52,749)
	$84,892	$62,759

Depreciation and amortization expense totaled $12,515 and $11,473 for the six months ended June 30, 2014 and 2013, respectively.

Note 7 – Accrued Expenses

As of June 30, 2014 and December 31, 2013 accrued expenses included the following:

	June 30,	December 31,
	2014	2013
Customer Deposits	$13,500	$13,500
Accrued Payroll, Officers	22,940	19,020
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	14,020	14,597
	$185,694	$182,351

Note 8 – Convertible Debentures

Convertible debentures consist of the following at June 30, 2014 and December 31, 2013, respectively:

	June 30,	December 31,
	2014	2013
On June 13, 2014, the Company received net proceeds of $75,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“First WHC Note”), which matures on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. In addition, the Company issued warrants to purchase 1.5 million shares of the Company’s common stock at a strike price of $0.05 per share exercisable over three years from the date of issuance. The Company must at all times reserve at least 24 million shares of common stock for potential conversions.	$80,000	$–

Players Network

Notes to Condensed Financial Statements

(Unaudited)

On June 2, 2014, the Company received net proceeds of $50,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $55,000 (“First Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	55,000	–

On May 20, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note, bearing interest at 10% annually, with a face value of $113,000 (“First Typenex Note”), which matures on May 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the three (3) lowest (“Trading Prices”), whereby Trading Price is defined as the volume weighted average price (“VWAP”) of the Company’s common stock over the fifteen (15) trading days prior to the conversion request date. If the arithmetic average of the three (3) lowest Trading Prices is less than $0.01, then the Conversion Factor will be reduced to 60%. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 125% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $10,000 Original Issue Discount, and loan origination costs of $3,000, that are being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least three times the number of shares equal to the outstanding balance divided by the conversion price, but in any event not less than 22 million shares of common stock for potential conversions.	113,000	–

On May 9, 2014, the Company received $50,000 in exchange for an unsecured convertible promissory note that carries a 12% interest rate (“First Group 10 Note”), which matures on May 8, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of (a) fifty eight percent (58%) of the average of the two lowest closing bid prices of the Company’s common stock for the seventeen (17) trading days prior to the conversion notice date, or (b) four and a half cents ($0.045) per share. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 20 million shares of common stock for potential conversions.	50,000	–

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matures on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $35,000, less $1,750 of debt issuance costs, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.	35,000	–

Players Network

Notes to Condensed Financial Statements

(Unaudited)

On April 17, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Fourth JMJ Note”), which matures on April 16, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 60 million shares of common stock for potential conversions.	44,000	–

On February 20, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Third JMJ Note”), which matures on February 19, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure.	44,000	–

On January 8, 2014, the Company received net proceeds of $21,750 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $25,500 (“First GEL Note”), which matures on October 8, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two (2) lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $25,500, less $3,250 of debt issuance costs, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,250 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 6 million shares of common stock for potential conversions.	25,500	–

On January 8, 2014, the Company received net proceeds of $21,750 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $25,500 (“First LG Note”), which matures on October 8, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two (2) lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $25,500, less $3,250 of debt issuance costs, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,250 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 6 million shares of common stock for potential conversions. On July 7, 2014, the Company repaid $34,736 on the First LG Note, consisting of $25,500 of principal and $9,236 of interest and prepayment penalties. The convertible promissory note was subsequently cancelled as paid in full.	25,500	–

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Unsecured $12,500 convertible promissory note originated on October 28, 2013, carries an 8% interest rate (“Ninth Asher Note”), and matures on July 30, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty one percent (31%) of the average of the lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $1,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The principal and interest was subsequently repaid in full prior to maturity with a cash payment of $19,240, consisting of $12,500 of principal and $6,740 of interest and prepayment penalties, on May 2, 2014 out of the proceeds from the April 24, 2014 convertible debt financing received from LG Capital Funding, LLC (“Second LG Capital Note”).	–	12,500

Unsecured $25,500 convertible promissory note originated on July 30, 2013, carries an 8% interest rate (“Eighth Asher Note”), and matures on May 1, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty five percent (35%) of the average of the lowest closing bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The principal and interest was repaid in full prior to maturity with a cash payment of $39,239, consisting of $25,500 of principal and $13,739 of interest and prepayment penalties, on January 31, 2014 out of the proceeds from the January 8, 2014 convertible debt financing received from GEL Properties, LLC (“First GEL Note”).	–	25,500

On June 4, 2013, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matures on June 3, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company amortized the $2,500 original issuance discount over the life of the loan on the straight line method, which approximated the effective interest method. On May 12, 2014, the note holder elected to convert a total of $10,308, consisting of $7,008 of principal and $3,300 of accrued interest, in exchange for 805,058 shares of common stock. The Company must at all times reserve at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure.	20,492	27,500

On March 13, 2013, the Company received net proceeds of $55,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $60,500 (“First JMJ Note”), which matured on March 12, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. On November 27, 2014, an additional $10,000 was added to the principal balance of the note as liquidated damages related to a Standstill Agreement whereby JMJ agreed to refrain from exercising any conversions until February 22, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The principal interest charge of $7,260 is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,881 and $-0- of interest expense related to these debt issuance costs during the three months ended March 31, 2014 and 2013, respectively. The Company amortized the $5,500 original issuance discount over the life of the loan on the straight line method, which approximated the effective interest method. The note holder elected to convert a total of $13,000 of principal in exchange for 1,000,000 shares of common stock on February 24, 2014, and $26,000 of principal in exchange for 2,000,000 shares of common stock on March 14, 2014. Another $27,300 of principal was subsequently converted in exchange for 2,100,000 shares on April 22, 2014, and the final conversion of $11,460 was executed on May 12, 2014, consisting of $4,200 of principal and $7,260 of accrued interest in exchange for 894,942 shares of common stock. The conversions were in accordance with the terms of the note; therefore no gain or loss has been recognized. The Company must at all times reserve at least 60 million shares of common stock for potential conversions.	$–	$70,500

Total convertible debentures	492,492	136,000
Less: unamortized debt discounts	(430,610)	(53,579)
Convertible debentures	$61,882	$82,421

Players Network

Notes to Condensed Financial Statements

(Unaudited)

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $465,127 and $206,858 for the variable conversion features of the convertible debts incurred during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. The discounts, including Original Issue Discounts of $30,500 and $8,500 during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $88,096 and $208,726 of interest expense pursuant to the amortization of the note discounts during the six months ended June 30, 2014 and 2013, respectively.

In addition, a total of $11,250 and $11,000 of loan origination costs were incurred pursuant to the closings of convertible debentures during the six months ended June 30, 2014, and the year ended December 31, 2013, respectively, which are being amortized to interest expense over the term of the debentures using the straight line method, which approximates the effective interest method. The Company recorded $8,238 and $16,203 of interest expense pursuant to the amortization of the loan origination costs during the six months ended June 30, 2014 and 2013, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $29,763 and $11,627 for the six months ended June 30, 2014 and 2013, respectively related to convertible debts.

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

Players Network

Notes to Condensed Financial Statements

(Unaudited)

Note 10 – Short Term Debt

Short-term debt consists of the following at June 30, 2014 and December 31, 2013, respectively:

	June 30,	December 31,
	2014	2013
4% unsecured debenture, due June 7, 2012. Currently in default. On June 2, 2014, the Company and the lender entered into a settlement agreement whereby the note will be considered satisfactorily paid in full with the successful payment of four equal payments of $8,125 made in quarterly periods through December 22, 2014, of which the first payment was delivered on June 27, 2014, and three payments remain.	$26,875	$35,000

Accrued interest on the above promissory note totaled $3,592 and $2,892 at June 30, 2014 and December 31, 2013, respectively.

The following presents components of interest expense by instrument type at June 30, 2014 and 2013, respectively:

	June 30,	June 30,
	2014	2013
Interest on convertible debentures	$29,763	$11,627
Amortization of discount on convertible debentures	88,096	203,580
Amortization of debt issuance costs	8,238	16,203
Interest on short term debt	700	700
Accounts payable related finance charges	436	550
	$127,233	$232,660

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $921,990 and $648,298 at June 30, 2014 and December 31, 2013, respectively. The change in fair value of the derivative liabilities resulted in a loss of $437,311 and $191,817 for the six months ended June 30, 2014 and 2013, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $437,311 for the six months ended June 30, 2014 consisted of a loss of $343,853 due to the value in excess of the face value of the convertible notes, a gain of $26,732 attributable to the fair value of preferred stock, a gain of $182,948 attributable to the fair value of warrants and a net loss in market value of $303,138 on the convertible notes. The loss of $191,817 for the six months ended June 30, 2013 consisted of a loss of $87,115 due to the value in excess of the face value of the convertible notes, a gain of $3,376 attributable to the fair value of preferred stock, a gain of $18,039 attributable to the fair value of warrants and a net loss in market value of $126,117 on the convertible notes.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

The following presents the derivative liability value by instrument type at June 30, 2014 and December 31, 2013, respectively:

	June 30,	December 31,
	2014	2013
Convertible debentures	$704,647	$221,275
Common stock warrants	212,196	395,144
Convertible preferred stock	5,147	31,879
	$921,990	$648,298

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively:

Derivative
Liability
Total
Balance, December 31, 2012	$356,608
Increase in derivative value due to issuances of convertible promissory notes	351,721
Increase in derivative value attributable to tainted warrants	122,062
Change in fair market value of derivative liabilities due to the mark to market adjustment	305,512
Debt conversions	(487,605)
Balance, December 31, 2013	$648,298
Increase in derivative value due to issuances of convertible promissory notes	778,480
Increase in derivative value attributable to issuance of warrants	20,633
Change in fair market value of derivative liabilities due to the mark to market adjustment	72,825
Debt conversions	(598,246)
Balance, June 30, 2014	$921,990

Key inputs and assumptions used to value the convertible debentures and warrants issued during the six months ended June 30, 2014 and the year ended December 31, 2013:

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

The Series B shares are convertible at the option of the holder into shares of common stock at an initial ratio of one share of series B preferred stock into one share of common stock (1:1), as adjusted for the dilutive effects of additional stock subsequent to the original issuance of the series B shares on December 17, 2010. The Series B Preferred conversion ratio shall be adjusted to a price determined by multiplying such Conversion Price by a fraction, the numerator of which shall be the number of shares of Common Stock Outstanding (meaning (1) outstanding Common Stock, (2) Common Stock issuable upon conversion of outstanding Preferred Stock, (3) Common Stock issuable upon exercise of outstanding stock options (including Common Stock issuable upon the conversion of shares or other securities issued pursuant to the exercise of outstanding stock options) and (4) Common Stock issuable upon exercise (and, in the case of warrants to purchase Preferred Stock or other securities, conversion) of outstanding warrants. Shares described in (1) through (4) above shall be included whether vested or unvested, whether contingent or non-contingent and whether exercisable or not yet exercisable.) immediately prior to such issuance plus the number of shares of Common Stock that the aggregate consideration received by this Corporation for such issuance would purchase at such Conversion Price; and the denominator of which shall be the number of shares of Common Stock Outstanding immediately prior to such issuance plus the number of shares of such Additional Stock. The maximum shares of common stock convertible are to be reserved from the authorized shares. As of August 15, 2014, the Series B shares were convertible into 10,377,058 shares of common stock based on a modified conversion ratio of approximately 2.385 due to the dilutive reset provisions, which were reserved from the authorized shares.

On June 2, 2014, the Company and the Series B Preferred Shareholder entered into a settlement agreement whereby an outstanding $35,000 promissory note will be satisfied with the successful payment of $32,500, consisting of four equal payments of $8,125 made in quarterly periods from June 27, 2014 through December 22, 2014, of which the first payment was delivered on June 27, 2014, and three payments remain. Upon successful payment of the settlement obligations, the shareholder has agreed to convert his 4,349,339 shares of Convertible Series B Preferred shares into 4,349,339 shares of common stock. Pursuant to the settlement agreement, the shareholder’s preferential voting rights have been suspended during the payment period.

Preferred Stock

No preferred shares were issued during the six months ended June 30, 2014.

Common Stock Authorized

The Company amended its Articles of Incorporation on April 29, 2013 to increase the authorized shares of common stock from 150,000,000 shares to 600,000,000 shares, of which 159,787,873 shares were issued and outstanding and 179,249,339 shares were reserved as of the date of this filing.

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

Players Network

Notes to Condensed Financial Statements

(Unaudited)

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

Common Stock Issuances for Services

On June 27, 2014, the Company issued 700,000 shares of restricted common stock for video production services provided. The total fair value of the common stock was $20,650 based on the closing price of the Company’s common stock on the date of grant.

On June 27, 2014, the Company issued 300,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $8,850 based on the closing price of the Company’s common stock on the date of grant.

On June 27, 2014, the Company issued 500,000 shares of restricted common stock for video production services provided. The total fair value of the common stock was $14,750 based on the closing price of the Company’s common stock on the date of grant.

On June 27, 2014, the Company issued 300,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was 8,850 based on the closing price of the Company’s common stock on the date of grant.

On June 15, 2014, the Company issued 198,864 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $4,693 based on the closing price of the Company’s common stock on the date of grant.

On June 15, 2014, the Company issued 198,864 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $4,693 based on the closing price of the Company’s common stock on the date of grant.

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

Common Stock Subscriptions Payable for Services

On April 15, 2014, the Company granted 99,700 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $2,952 based on the closing price of the Company’s common stock on the date of grant. The shares have not yet been issued

Common Stock Cancellations

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

On March 1, 2014, the Company’s Board of Directors granted 600,000 common stock options as compensation for services to a consultant. The options vest ratably in monthly increments over six (6) months beginning April 1, 2014. The options are exercisable until March 1, 2017 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 247% and a call option value of $0.0273, was $16,365. The options are being re-measured and expensed over the vesting period. The Company recognized $9,916 of stock based compensation expense during the six months ended June 30, 2014.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

On March 1, 2014, the Company’s Board of Directors granted 600,000 common stock options as compensation for services to another consultant. The options vest ratably in monthly increments over six (6) months beginning April 1, 2014. The options are exercisable until March 1, 2017 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 247% and a call option value of $0.0273, was $16,365. The options are being re-measured and expensed over the vesting period. The Company recognized $9,916 of stock based compensation expense during the six months ended June 30, 2014.

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

Warrants Granted

On June 13, 2014, the Company issued warrants to purchase 1,500,000 shares of common stock, exercisable at $0.05 per share over a thirty six month period pursuant to a convertible debenture offering in exchange for net proceeds of $75,000 with an $80,000 face value. The proceeds received were allocated between the debt and warrants on a relative fair value basis.

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

Warrants Expired

On April 18, 2014, a total of 869,565 warrants held by the Company’s CEO expired.

Options and Warrants Exercised

No options or warrants were exercised during the six months ended June 30, 2014.

Note 14 – Gain on Debt Settlements

The Company recognized debt forgiveness in the total amount of $343,335 and $-0- during the six months ended June 30, 2014 and 2013, respectively, as presented in other income within the Statements of Operations.

On January 6, 2014, we settled outstanding trade accounts payable in the total amount of $349,670 with a payment of $10,000. The creditor forgave the remaining $339,670. An additional $1,540 of trade accounts payable was forgiven from another creditor on February 24, 2014, with the payment of $385, resulting in a $1,155 gain on settlement, along with another debt forgiveness of $2,510 on June 12, 2014, as forgiven by our former transfer agent. All of these debt settlements were included in the $343,335 gain on debt settlements amount as presented in other income at June 30, 2014.

Note 15 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2014 and the year ended December 31, 2013, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2014, the Company had approximately $16,243,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Players Network

Notes to Condensed Financial Statements

(Unaudited)

The components of the Company’s deferred tax asset are as follows:

	June 30,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$5,685,050	$5,348,700

Net deferred tax assets before valuation allowance	5,685,050	5,348,700
Less: Valuation allowance	(5,685,050)	(5,348,700)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2014 and December 31, 2013, respectively.

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

Note 16 – Subsequent Events

Subsidiary Formation

On July 8, 2014, we formed a subsidiary, Green Leaf Farms Holdings, Inc. (“GLFH”), in which we retained 80% ownership, with the remaining 20% held by key experts and advisors. The subsidiary has been formed as a holding company to potentially own additional subsidiaries that may operate medical marijuana related businesses. These additional subsidiaries have yet to be formed, and, or, acquired. We have applied for a Medical Marijuana Dispensary license with the City of Las Vegas, and intend to plan on filing for a Cultivation and Grow license in North Las Vegas, however there can be no assurance we will be granted such licenses. As such, there is a risk that we may not be able to expand our operations into this field as intended.

Convertible Debenture Proceeds and Repayments

On July 7, 2014, the Company repaid $34,736 on the First LG Note, consisting of $25,500 of principal and $9,236 of interest and prepayment penalties. The convertible promissory note was subsequently cancelled as paid in full.

On July 15, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note with a face value of $37,500 that carries an 8% interest rate (“Third LG Note”), which matures on March 15, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to forty five percent (45%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company must at all times reserve at least 5 million shares of common stock for potential conversions

Common Stock Sales

On August 14, 2014, the Company sold 2,500,000 shares of its common stock in exchange for proceeds of $50,000.

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

During 2013, J&H Productions began to market the first pilot episode we created per our agreement to produce a series of three reality shows centered on a family that is in the Las Vegas nightlife and night club business. The agreement also provides for the production of forty short video segments to be used to develop a new branded Channel Destination using the Company’s scalable platform. Capitalized television production costs for each pilot episode have been expensed as revenues were recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The feedback we received during the marketing process has caused both parties to re-evaluate the project and completion of the final two episodes was delayed until the second quarter of 2014, when all related deferred revenues and costs were recognized. The Company recognized $95,000 of revenues and related expenses of $75,617 during 2012 with the completion of the first of three pilot episodes. An additional $135,000 of revenues and $116,454 of related expenses were recognized with the completion of the project during the second quarter of 2014.

On July 8, 2014, we formed a subsidiary, Green Leaf Farms Holdings, Inc. (“GLFH”), in which we retained 80% ownership, with the remaining 20% held by key experts and advisors. The subsidiary has been formed as a holding company to potentially own additional subsidiaries that may operate medical marijuana related businesses. These additional subsidiaries have yet to be formed, and, or, acquired. We have applied for a Medical Marijuana Dispensary license with the City of Las Vegas, and intend to plan on filing for a Cultivation and Grow license in North Las Vegas, however there can be no assurance we will be granted such licenses. As such, there is a risk that we may not be able to expand our operations into this field as intended.

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

Results of Operations for the Three Months Ended June 30, 2014 and 2013:

	For the Three
	Months Ended
	June 30,		Increase /
	2014	2013	(Decrease)
Revenues	$141,167	$386	$140,781

Direct operating costs	190,952	41,194	149,758
General and administrative	201,236	80,158	121,078
Salaries and wages	44,339	53,630	(9,291)
Depreciation and amortization	6,778	5,736	1,042

Total Operating Expenses	443,305	180,718	262,587

Net Operating Loss	(302,138)	(180,332)	121,806

Total other income (expense)	165,952	(252,310)	418,262

Net (Loss)	$(136,186)	$(432,642)	$(296,456)

Revenues:

During the three months ended June 30, 2014 and 2013, we received revenues primarily from the sale of in-home media, advertising fees and the recognition of deferred revenues on content development. Aggregate revenues for the three months ended June 30, 2014 were $141,167, compared to revenues of $386 in the three months ended June 30, 2013, an increase in revenues of $140,781, or 36,472%. Our revenues increased primarily due to the recognition of $135,000 of deferred revenues from the completion and delivery of the final two pilot episodes of our “Naked Empire Series” project with HJ Productions. During the three months ended June 30, 2014, we also recognized a total of $5,950 from the first sales of advertising on our new media channel, “Weed.tv” within our internet platform. We anticipate increased market saturation of our video content through our newly revamped websites and the Company’s existing media channels as we continue to market our internet platform throughout the remainder of 2014, and into 2015.

Direct Operating Costs:

Direct operating costs were $190,952 for the three months ended June 30, 2014 compared to $41,194 for the three months ended June 30, 2013, an increase of $149,758, or 364%. Our direct operating costs increased due primarily to the recognition of deferred television costs of $116,454, related to the completion and delivery of the final two pilot episodes of our Naked Empire Series project with HJ Productions, and our increased website development costs as we continued to develop our new media channel, Weed.tv media channel, which was launched during April of 2014.

General and Administrative:

General and administrative expenses were $201,236 for the three months ended June 30, 2014 compared to $80,158 for the three months ended June 30, 2013, an increase of $121,078, or 151%. General and administrative expense increased primarily due to increased advertising and promotional fees incurred during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Salaries and Wages:

Salaries and wages expense totaled $44,339 for the three months ended June 30, 2014 compared to $53,630 for the three months ended June 30, 2013, a decrease of $9,291, or 17%. The decrease in salaries and wages was primarily due to staffing reductions due to our diminished resources during the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

Depreciation and Amortization:

Depreciation and amortization expense was $6,778 for the three months ended June 30, 2014 compared to $5,736 for the three months ended June 30, 2013, an increase of $1,042, or 18%. The increase in depreciation and amortization was primarily due to additional depreciation on a total of $34,648 of fixed asset additions incurred during the three months ended June 30, 2014.

Net Operating Loss:

Net operating loss for the three months ended June 30, 2014 was $302,138, or ($0.00) per share compared to a net operating loss of $180,332 for the three months ended June 30, 2013, or ($0.00) per share, an increase of $121,806, or 68%. Net operating loss increased primarily due to increased advertising and promotional fees and professional services, consisting primarily of non-cash, stock based compensation. During the three months ended June 30, 2014, we issued a total of 1,697,728 shares of common stock valued at $46,236, a subscriptions payable for 99,700 shares of common stock, valued at $2,592 and options valued at $18,228 in payment of professional services in lieu of cash.

Other Income (Expense):

Other income (expense) was $165,952 for the three months ended June 30, 2014 compared to $(252,310) for the three months ended June 30, 2013, an increase of $418,262, or 166%. Other income increased on a net basis primarily due to a gain of $223,015 related to the change in derivative liabilities on our convertible debentures recognized during the three months ended June 30, 2014, compared to the net loss of $189,745 related to the change in derivative liabilities recognized during the three months ended June 30, 2013.

Net Loss:

The net loss for the three months ended June 30, 2014 was $136,186, or ($0.00) per share, compared to a net loss of $432,642, or ($0.00) per share, for the three months ended June 30, 2013, a decreased net loss of $296,456, or 69%. Net loss decreased primarily due to the change in derivative liability, as diminished by increased advertising and promotional fees and professional services, consisting primarily of non-cash, stock based compensation incurred during the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

Results of Operations for the Six Months Ended June 30, 2014 and 2013:

	For the Six
	Months Ended
	June 30,		Increase /
	2014	2013	(Decrease)
Revenues	$141,457	$1,079	$140,378

Direct operating costs	236,971	77,269	159,702
General and administrative	354,867	223,260	131,607
Salaries and wages	427,656	137,540	290,116
Depreciation and amortization	12,515	11,473	1,042

Total Operating Expenses	1,032,009	449,542	582,467

Net Operating Loss	(890,552)	(448,463)	442,089

Total other income (expense)	(221,209)	(426,102)	(204,893)

Net (Loss)	$(1,111,761)	$(874,565)	$237,196

Revenues:

During the six months ended June 30, 2014 and 2013, we received revenues primarily from the sale of in-home media, advertising fees and the recognition of deferred revenues on content development. Aggregate revenues for the six months ended June 30, 2014 were $141,457, compared to revenues of $1,079 in the six months ended June 30, 2013, an increase in revenues of $140,378, or 13,010%. Our revenues increased primarily due to the recognition of $135,000 of deferred revenues from the completion and delivery of the final two pilot episodes of our “Naked Empire Series” project with HJ Productions. During the six months ended June 30, 2014, we also recognized a total of $5,950 from the first sales of advertising on our new media channel, “Weed.tv” within our internet platform. We anticipate increased market saturation of our video content through our newly revamped websites and the Company’s existing media channels as we continue to market our internet platform throughout the remainder of 2014, and into 2015.

Direct Operating Costs:

Direct operating costs were $236,971 for the six months ended June 30, 2014 compared to $77,269 for the six months ended June 30, 2013, an increase of $159,702, or 207%. Our direct operating costs increased due primarily to the recognition of deferred television costs of $116,454, related to the completion and delivery of the final two pilot episodes of our Naked Empire Series project with HJ Productions, and our increased website development costs as we continued to develop our new media channel, Weed.tv media channel, which was launched during April of 2014.

General and Administrative:

General and administrative expenses were $354,867 for the six months ended June 30, 2014 compared to $223,260 for the six months ended June 30, 2013, an increase of $131,607, or 59%. General and administrative expense increased primarily due to increased advertising and promotional fees incurred during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Salaries and Wages:

Salaries and wages expense totaled $427,656 for the six months ended June 30, 2014 compared to $137,540 for the six months ended June 30, 2013, an increase of $290,116, or 211%. The increase in salaries and wages was primarily due to non-cash, stock based compensation bonuses issued to our CEO during the three months ended March 31, 2014, consisting of 4 million shares of common stock with a fair value of $120,000, and 8 million common stock options valued at $217,971, that were not present during the comparative six months ended June 30, 2013.

Depreciation and Amortization:

Depreciation and amortization expense was $12,515 for the six months ended June 30, 2014 compared to $11,473 for the six months ended June 30, 2013, an increase of $1,042, or 9%. The increase in depreciation and amortization was primarily due to additional depreciation on a total of $34,648 of fixed asset additions incurred during the six months ended June 30, 2014.

Net Operating Loss:

Net operating loss for the six months ended June 30, 2014 was $890,552, or ($0.01) per share compared to a net operating loss of $448,463 for the six months ended June 30, 2013, or ($0.01) per share, an increase of $442,089, or 99%. Net operating loss increased primarily due to compensation bonuses issued to our CEO and increased advertising and promotional fees and professional services, consisting primarily of non-cash, stock based compensation. During the six months ended June 30, 2014, we issued a total of 4 million shares of common stock with a fair value of $120,000, and 8 million common stock options valued at $217,971 to our CEO as a bonus and 3,672,728 shares of common stock valued at $127,761, a subscriptions payable for 99,700 shares of common stock, valued at $2,592 and options valued at $27,252 in payment of professional services in lieu of cash.

Other Income (Expense):

Other income (expense) was $(221,209) for the six months ended June 30, 2014 compared to $(426,102) for the six months ended June 30, 2013, a decrease of $204,893, or 48%. Other expense decreased on a net basis primarily due to the $105,427 decrease in interest expense, consisting primarily of the amortization of debt discounts related to our convertible debentures recognized during the six months ended June 30, 2014 that were not recognized during the three months ended June 30, 2013, and a gain of $343,335 on debt settlements that was realized with the settlement of $353,720 of accounts payable in exchange for total payments of $10,385 during the six months ended June 30, 2014, as diminished by an increase of $245,494 due to the change in derivative liability during the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

Net Loss:

The net loss for the six months ended June 30, 2014 was $1,111,761, or ($0.01) per share, compared to a net loss of $874,565, or ($0.01) per share, for the six months ended June 30, 2013, an increased net loss of $237,196, or 27%. Net loss increased primarily due to the change in derivative liability, increased advertising and compensation, consisting primarily of non-cash, stock based compensation, as diminished by the gain of $343,335 on debt settlements incurred during the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2014 compared to December 31, 2013.

	June 30,	December 31,	Increase /
	2014	2013	(Decrease)
Total Assets	$221,768	$195,083	$26,685

Accumulated (Deficit)	$(24,679,757)	$(23,567,996)	$1,111,761

Stockholders’ Equity (Deficit)	$(1,212,340)	$(1,518,043)	$(305,703)

Working Capital (Deficit)	$(1,303,643)	$(1,584,201)	$(280,558)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and debt and equity financings. At June 30, 2014, we had a negative working capital position of $1,303,643.

Debt Financing

On June 13, 2014, the Company received net proceeds of $75,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“First WHC Note”), which matures on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date.

On June 2, 2014, the Company received net proceeds of $50,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $55,000 (“First Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date.

On May 20, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note, bearing interest at 10% annually, with a face value of $113,000 (“First Typenex Note”), which matures on May 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the three (3) lowest (“Trading Prices”), whereby Trading Price is defined as the volume weighted average price (“VWAP”) of the Company’s common stock over the fifteen (15) trading days prior to the conversion request date. If the arithmetic average of the three (3) lowest Trading Prices is less than $0.01, then the Conversion Factor will be reduced to 60%.

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

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matures on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $35,000, less $1,750 of debt issuance costs, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934.

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

We have utilized these funds to repay $66,605 of previously issued convertible debentures, comply with our regulatory reporting requirements, and to expand our media distribution platforms to launch Weed.tv. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in our industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the six months ended June 30, 2014, the Company granted a total of 11,276,061 shares of common stock valued at $352,335 in lieu of cash payments to employees and outside consultants, compared to the issuance of 2,872,000 shares of common stock valued at $119,780 in lieu of cash payments to employees and outside consultants during the six months ending June 30, 2013. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2014.

During the six months ended June 30, 2014, we issued a total of 6,800,000 shares of common stock pursuant to the conversion of $88,068 of indebtedness on convertible debentures. The conversion prices of a total of $492,491 in outstanding convertible notes outstanding as of June 30, 2014, is convertible at various prices discounted to market as depicted in the table below. As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.02 per share
Lender /	Conversion	Principal	100%	75%	50%	25%
Origination	Terms	Borrowed	$0.02	$0.015	$0.01	$0.005

JMJ Financial (Second JMJ Note) June 4, 2013	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request. Interest rate of 10%.	$20,491	1,024,550	1,366,067	2,049,100	4,098,200

GEL Properties, LLC (First GEL Properties Note) January 8, 2014	Convertible into 60% of the average of the two lowest closing bid prices over the 10 days prior to the conversion request. Interest rate of 8% with an 18% default rate.	$25,500	1,275,000	1,700,000	2,550,000	5,100,000

LG Capital Funding, LLC (First LG Capital Note) January 8, 2014	Convertible into 60% of the average of the two lowest closing bid prices over the 10 days prior to the conversion request. Interest rate of 8% with an 18% default rate.	$25,500	1,275,000	1,700,000	2,550,000	5,100,000

JMJ Financial (Third JMJ Note) February 20, 2014	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request. Interest rate of 10%.	$44,000	2,200,000	2,933,333	4,400,000	8,800,000

JMJ Financial (Fourth JMJ Note) April 17, 2014	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request. Interest rate of 10%.	$44,000	2,200,000	2,933,333	4,400,000	8,800,000

Group 10 Funding (First Group 10 Note) May 9, 2014	Convertible at a price equal to the lesser of (a) fifty eight percent (58%) of the average of the two lowest closing bid prices of the Company’s common stock for the seventeen (17) trading days prior to the conversion notice date, or (b) four and a half cents ($0.045) per share. Interest rate of 12% with an 18% default rate.	$50,000	2,500,000	3,333,333	5,000,000	10,000,000

Typenex (First Typenex Note) May 20, 2014	Convertible into 65% of the average of the three (3) lowest (“Trading Prices”), whereby Trading Price is defined as the volume weighted average price (“VWAP”) of the Company’s common stock over the fifteen (15) trading days prior to the conversion request date. If the arithmetic average of the three (3) lowest Trading Prices is less than $0.01, then the Conversion Factor will be reduced to 60%. Interest rate of 10%. In the event of default, the interest rate increases to 22% and the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 125% of the outstanding balance at the time of default.	$113,000	5,650,000	7,533,333	11,300,000	22,600,000

Vista Capital (First Vista Note) June 2, 2014	Convertible into 65% of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. Interest rate of 12%. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default.	$55,000	2,750,000	3,666,667	5,500,000	11,000,000

WHC Capital (First WHC Note) June 13, 2014	Convertible into 62.5% of the average of the two (2) lowest closing bid prices over the 10 trading days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$80,000	4,000,000	5,333,333	8,000,000	16,000,000

		$492,491	24,624,550	32,832,733	49,249,100	98,498,200

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

Players Network filed a civil suit in the Eighth Judicial District Court in Clark County, Nevada on January 2, 2014, and served the suit on January 23, 2014, listed as case number A-13-693908-B against Defendants, Comcast Corporation and Advanced Information Systems Inc. On February 27, 2014, the Defendant, Comcast, and Players Network agreed to, and filed a stipulation with the court, whereby Comcast agreed to not file a motion to transfer the venue from the Nevada Federal Court and Players Network agreed to dismiss the other defendant, Advanced Information Systems, Inc., from the lawsuit. The court is in the process of establishing the discovery calendar. On Monday July 21, 2014, United States District Court Magistrate Judge George Foley, Jr. denied Comcast’s Motion to Stay Discovery. Information and details will be forthcoming as permitted by public disclosure. Mr. Barney C. Ales and his firm based in Las Vegas, Nevada have been retained as the Company's Special Counsel, for the litigation and ultimate trial of this matter.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sales of equity securities by the Company occurred during the six month period ended March 31, 2014:

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State on May 6, 2013 (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

10.1	Convertible Redeemable Note with GEL Properties, LLC (First GEL Note), January 8, 2014 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.2	Collateralized Secured Back End Note with GEL Properties, LLC (First GEL Note), January 8, 2014 (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.3	Convertible Redeemable Back End Note with GEL Properties, LLC (First GEL Note), January 8, 2014 (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.4	Securities Purchase Agreement with GEL Properties, LLC (First GEL Note), January 8, 2014 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.5	Convertible Redeemable Note with LG Capital Funding, LLC (First LG Capital Note), January 8, 2014 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.6	Collateralized Secured Back End Note with LG Capital Funding, LLC (First LG Capital Note), January 8, 2014 (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.7	Convertible Redeemable Back End Note with LG Capital Funding, LLC (First LG Capital Note), January 8, 2014 (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.8	Securities Purchase Agreement with LG Capital Funding, LLC (First LG Capital Note), January 8, 2014 (incorporated by reference to Exhibit 10.8 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.9	Subscription Agreement (W. Elsaesser), January 21, 2014 (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.10	Subscription Agreement (E. Winfield), January 23, 2014 (incorporated by reference to Exhibit 10.10 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.11	Subscription Agreement (I. Zalcberg), January 30, 2014 (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.12	Warrant Agreement (I. Zalcberg), January 30, 2014 (incorporated by reference to Exhibit 10.12 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.13	Subscription Agreement (I. Zalcberg), March 28, 2014 (incorporated by reference to Exhibit 10.13 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.14	Warrant Agreement (I. Zalcberg), March 28, 2014 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.15*	Convertible Note with Group 10 Holdings, LLC (First Group 10 Note), May 9, 2014

10.16*	First Amendment to Convertible Note with Group 10 Holdings, LLC (First Group 10 Note), May 9, 2014

10.17*	Convertible Note with Typenex Co-Investment, LLC (First Typenex Note), May 20, 2014

10.18*	Securities Purchase Agreement with Typenex Co-Investment, LLC (First Typenex Note), May 20, 2014

10.19*	Convertible Note with Vista Capital Investments, LLC (First Vista Note), June 2, 2014

10.20*	Convertible Note with WHC Capital, LLC (First WHC Note), June 13, 2014

10.21*	Securities Purchase Agreement with WHC Capital, LLC (First WHC Note), June 13, 2014

10.22*	Warrant Agreement (WHC Capital, LLC), June 13, 2014

10.23*	Subscription Agreement (M. Leivotes), April 8, 2014

10.24*	Warrant Agreement (M. Leivotes), April 8, 2014

10.25*	Stock Option Agreement (E. Henley), April 11, 2014

10.26*	Stock Option Agreement (R. Brown), April 11, 2014

31.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2014

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

