Form 10-Q
period 2014-09-30
PLAYERS NETWORK
filed 2014-11-18
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2014.

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock on November 14, 2014 was 173,709,531.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended September 30, 2014

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PLAYERS NETWORK

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash	$39,794	$4,696
Deferred television costs	–	116,454
Prepaid expenses	3,550	7,775
Total current assets	43,344	128,925

Investments, cost method	–	–
Fixed assets, net	77,423	62,759
Debt issuance costs, net	4,997	3,399

Total Assets	$125,764	$195,083

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$270,362	$624,482
Accrued expenses	213,254	182,351
Deferred revenues	–	135,000
Deferred rent obligation	4,943	5,574
Convertible debentures, net of discounts of $472,555 and $53,579 at September 30, 2014 and December 31, 2013, respectively	97,058	82,421
Short term debt, currently in default	18,750	35,000
Derivative liabilities	1,189,488	648,298
Total current liabilities	1,793,855	1,713,126

Total Liabilities	1,793,855	1,713,126

Stockholders' (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B convertible preferred stock, $0.001 par value, 10,873,347 shares authorized; 4,349,339 shares issued and outstanding	4,349	4,349
Common stock, $0.001 par value, 600,000,000 shares authorized; 166,906,471 and 138,011,812 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	166,906	138,012
Additional paid-in capital	24,531,680	21,905,592
Subscriptions payable, consisting of 2,599,700 shares at September 30, 2014	52,592	–
Accumulated (deficit)	(26,242,551)	(23,567,996)
	(1,485,024)	(1,518,043)
Noncontrolling Interest	(183,067)	–
Total Stockholders' (Deficit)	(1,668,091)	(1,518,043)

Total Liabilities and Stockholders' (Deficit)	$125,764	$195,083

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue:	$168	$286	$141,625	$1,365

Expenses:
Direct operating costs	77,350	4,843	314,321	82,112
General and administrative	1,214,180	40,386	1,569,047	263,646
Officer salaries	97,261	45,850	524,917	164,965
Salaries and wages	–	20,142	–	38,567
Depreciation and amortization	7,469	5,737	19,984	17,210
Total operating expenses	1,396,260	116,958	2,428,269	566,500

Net operating loss	(1,396,092)	(116,672)	(2,286,644)	(565,135)

Other income (expense):
Other income	–	–	343,335	–
Loss on debt conversions	–	–	–	(1,625)
Interest expense	(104,319)	(80,060)	(231,552)	(312,720)
Change in derivative liabilities	(245,450)	(142,814)	(682,761)	(334,631)
Total other income (expense)	(349,769)	(222,874)	(570,978)	(648,976)

Net loss	$(1,745,861)	$(339,546)	$(2,857,622)	$(1,214,111)
Less: Net loss attributable to the noncontrolling interest	183,067	–	183,067	–
Net loss attributable to Players Network	$(1,562,794)	$(339,546)	$(2,674,555)	$(1,214,111)

Weighted average number of common shares outstanding - basic and fully diluted	163,238,592	101,858,030	154,314,912	90,071,292

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(2,674,555)	$(1,214,111)
Minority interest in net loss	(183,067)	–
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization expense	19,984	17,210
Gain on debt settlements	(343,335)	–
Change in fair market value of derivative liabilities	682,761	334,631
Amortization of convertible note payable discounts	164,651	279,772
Amortization of debt issuance costs	12,152	22,018
Stock issued for services	1,257,693	106,755
Stock issued for compensation, related party	158,115	144,787
Options and warrants granted for services	40,150	18,413
Options and warrants granted for services, related party	217,971	23,937
Decrease (increase) in assets:
Deferred television costs	116,454	–
Prepaid expenses	4,225	(1,685)
Increase (decrease) in liabilities:
Accounts payable	(10,785)	37,143
Accrued expenses	41,463	35,995
Deferred revenues	(135,000)	–
Deferred rent obligation	(631)	–
Net cash used in operating activities	(631,754)	(195,135)

Cash flows from investing activities
Purchase of fixed assets	(34,648)	–
Net cash used in investing activities	(34,648)	–

Cash flows from financing activities
Proceeds from convertible debentures	554,000	223,000
Repayments on convertible debentures	(63,500)	–
Repayment of long term debt	(16,250)	(40,000)
Payments on debt issuance costs	(13,750)	(10,000)
Proceeds from sale of common stock of subsidiary	60,000	–
Proceeds from sale of common stock	181,000	21,000
Net cash provided by financing activities	701,500	194,000

Net increase (decrease) in cash	35,098	(1,135)
Cash - beginning	4,696	2,076
Cash - ending	$39,794	$941

Supplemental disclosures:
Interest paid	$43,466	$751
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of debt discounts	$544,627	$194,407
Value of shares issued for conversion of debt	$106,447	$189,853
Value of derivative adjustment due to debt conversions	$686,198	$294,666

See accompanying notes to financial statements.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to not make the information presented misleading.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Players Network

Notes to Condensed Consolidated Financial Statements

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

Deferred revenues consist of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Deferred revenues on television pilot episodes	$–	$135,000
Deferred revenues on audio/video content licensing	–	–
Total deferred revenues	$–	$135,000

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

Deferred Television Costs

Deferred television costs as of September 30, 2014, included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company recognized $95,000 of revenues on November 1, 2012 with the completion of the first of three pilot episodes; and accordingly, recognized $75,617 of expenses related to the development of the pilot. The remaining $135,000 of revenues, and corresponding $116,454 of deferred television costs, was recognized on June 30, 2014 upon completion and delivery of the two final pilot episodes.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred television costs consist of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Development and pre-production costs	$–	$–
In-production	–	68,264
Post production	–	48,190
Total deferred television costs	$–	$116,454

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($26,242,551), and as of September 30, 2014, the Company’s current liabilities exceeded its current assets by $1,750,511 and its total liabilities exceeded its total assets by $1,668,091. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party

Officers

On August 31, 2014, the Company granted a $50,000 bonus to the Company’s CEO.

On August 18, 2014, the Company issued 200,000 shares of restricted common stock to its President of Programming as a compensation bonus. The total fair value of the common stock was $3,860 based on the closing price of the Company’s common stock on the date of grant.

On August 14, 2014, the Company’s subsidiary issued a total of 16% of its equity in the subsidiary in exchange for services provided related to the operations of the subsidiary. The total fair value of the common stock was $960,000 based on the fair value of stock sold to an independent third party. A total of 4% of these shares were issued to officers of Players Network.

On July 19, 2014, a total of 1,500,000 options held by the Company’s CEO expired.

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

Officer compensation expense was $524,917 and $164,965 at September 30, 2014 and 2013, respectively. The balance owed was $36,105 and $62,374 at September 30, 2014 and 2013, respectively.

Board of Directors

On August 18, 2014, the Company issued 350,000 shares of restricted common stock to one of its Directors as a compensation bonus. The total fair value of the common stock was $6,755 based on the closing price of the Company’s common stock on the date of grant.

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

Players Network

Notes to Condensed Consolidated Financial Statements

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2014 and December 31, 2013, respectively:

	Fair Value Measurements at September 30, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$39,794	$–	$–
Total assets	39,794	–	–
Liabilities
Convertible debentures, net of discounts of $472,555	–	–	97,058
Short term debt	–	18,750	–
Derivative liability	–	–	1,189,488
Total liabilities	–	18,750	1,286,546
	$39,794	$(18,750)	$(1,286,546)

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$4,696	$–	$–
Total assets	4,696	–	–
Liabilities
Convertible debentures, net of discounts of $53,579	–	–	82,421
Short term debt	–	35,000	–
Derivative liability	–	–	648,298
Total liabilities	–	35,000	730,719
	$4,696	$(35,000)	$(730,719)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2014 and the year ended December 31, 2013.

Level 2 liabilities consist of a short term, unsecured, promissory note. No fair value adjustment was necessary during the nine months ended September 30, 2014 and the year ended December 31, 2013.

Level 3 liabilities consist of a total of $569,613 and $136,000 of convertible debentures and the related derivative liability as of September 30, 2014 and December 31, 2013, respectively. A discount of $472,555 and $53,579 was recognized at September 30, 2014 and December 31,2013, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Subsidiary Formation

On July 8, 2014, we formed a subsidiary, Green Leaf Farms Holdings, Inc. (“GLFH”), in which we retained 83% ownership, with the remaining 17% held by key experts and advisors. The subsidiary has been formed as a holding company to potentially own additional subsidiaries that may operate medical marijuana related businesses. These additional subsidiaries have yet to be formed, and, or, acquired, with the exception of Green Leaf Medical, LLC (“GLML”), which was formed on July 18, 2014 and has no activity to date. We have applied for a Medical Marijuana Dispensary special use permit with the City of Las Vegas, and a Cultivation and Processing special use permits in North Las Vegas and a license for all permits in the State of Nevada, and have currently been granted the two special use permits in North Las Vegas, however there can be no assurance we will be able to conduct these operations. As such, there is a risk that we may not be able to expand our operations into this field as intended.

Pursuant to ASC-805-50-45, “Transactions Between Entities Under Common Control”, the presentation of the financial statements pertain to financial statements of all consolidating subsidiaries for the period from January 1, 2014 through September 30, 2014.

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

On November 1, 2012, the Company elected to convert a note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. In 2011, both the investments and the note receivable had been written off as impaired due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are not on the balance sheets as of September 30, 2014 and December 31, 2013, respectively.

Note 7 – Fixed Assets

Fixed assets consist of the following at September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
Office equipment	$22,546	$12,898
Website development costs	124,880	99,880
Furniture and fixtures	2,730	2,730
Less accumulated depreciation	(72,733)	(52,749)
	$77,423	$62,759

Depreciation and amortization expense totaled $19,984 and $17,210 for the nine months ended September 30, 2014 and 2013, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Accrued Expenses

As of September 30, 2014 and December 31, 2013 accrued expenses included the following:

	September 30,	December 31,
	2014	2013
Customer Deposits	$13,500	$13,500
Accrued Payroll, Officers	36,105	19,020
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	28,415	14,597
	$213,254	$182,351

Note 9 – Convertible Debentures

Convertible debentures consist of the following at September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
On September 22, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $38,500 (“Second Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $3,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	$38,500	$–

On August 19, 2014, the Company received net proceeds of $40,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“Second WHC Note”), which matures on August 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty seven and a half percent (57.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 12 million shares of common stock for potential conversions.	45,000	–

On July 15, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $37,500 (“Third LG Note”), which matures on March 15, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date if received after 4PM Eastern Standard Time. The note also carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $37,500, less $1,750 of debt issuance costs and $3,500 in due diligence fees, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 60% while that “Chill” is in effect. The Company paid total debt issuance cost of $2,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 9,513,000 shares of common stock for potential conversions.	37,500	–

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 13, 2014, the Company received net proceeds of $75,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“First WHC Note”), which matures on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. In addition, the Company issued warrants to purchase 1.5 million shares of the Company’s common stock at a strike price of $0.05 per share exercisable over three years from the date of issuance. The Company must at all times reserve at least 24 million shares of common stock for potential conversions.	80,000	–

On June 2, 2014, the Company received net proceeds of $50,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $55,000 (“First Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	55,000	–

On May 20, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note, bearing interest at 10% annually, with a face value of $113,000 (“First Typenex Note”), which matures on May 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the three (3) lowest (“Trading Prices”), whereby Trading Price is defined as the volume weighted average price (“VWAP”) of the Company’s common stock over the fifteen (15) trading days prior to the conversion request date. If the arithmetic average of the three (3) lowest Trading Prices is less than $0.01, then the Conversion Factor will be reduced to 60%. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 125% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $10,000 Original Issue Discount, and loan origination costs of $3,000, that are being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least three times the number of shares equal to the outstanding balance divided by the conversion price, but in any event not less than 22 million shares of common stock for potential conversions.	113,000	–

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 9, 2014, the Company received $50,000 in exchange for an unsecured convertible promissory note that carries a 12% interest rate (“First Group 10 Note”), which matures on May 8, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of (a) fifty eight percent (58%) of the average of the two lowest closing bid prices of the Company’s common stock for the seventeen (17) trading days prior to the conversion notice date, or (b) four and a half cents ($0.045) per share. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 20 million shares of common stock for potential conversions.	50,000	–

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matures on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	35,000	–

On April 17, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Fourth JMJ Note”), which matures on April 16, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 60 million shares of common stock for potential conversions.	44,000	–

On February 20, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Third JMJ Note”), which matures on February 19, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure.	44,000	–

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 8, 2014, the Company received net proceeds of $21,750 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $25,500 (“First GEL Note”), which matures on October 8, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two (2) lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $25,500, less $3,250 of debt issuance costs, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,250 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between August 13, 2014 and September 23, 2014, the note holder elected to convert a total of $18,379 of principal in exchange for 1,891,598 shares of common stock. The Company must at all times reserve at least 6 million shares of common stock for potential conversions.	7,121	–

On January 8, 2014, the Company received net proceeds of $21,750 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $25,500 (“First LG Note”), which matures on October 8, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two (2) lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $25,500, less $3,250 of debt issuance costs, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,250 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 6 million shares of common stock for potential conversions. On July 7, 2014, the Company repaid $34,736 on the First LG Note, consisting of $25,500 of principal and $9,236 of interest and prepayment penalties. The convertible promissory note was subsequently cancelled as paid in full. The principal and interest was subsequently repaid in full prior to maturity with a cash payment of $34,736, consisting of $25,500 of principal and $9,236 of interest and prepayment penalties, on July 2, 2014 out of the proceeds from the June 26, 2014 convertible debt financing received from WHC Capital, LLC (“First WHC Note”).	–	–

Unsecured $12,500 convertible promissory note originated on October 28, 2013, carries an 8% interest rate (“Ninth Asher Note”), and matures on July 30, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty one percent (31%) of the average of the lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $1,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The principal and interest was subsequently repaid in full prior to maturity with a cash payment of $19,240, consisting of $12,500 of principal and $6,740 of interest and prepayment penalties, on May 2, 2014 out of the proceeds from the April 24, 2014 convertible debt financing received from LG Capital Funding, LLC (“Second LG Capital Note”).	–	12,500

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Unsecured $25,500 convertible promissory note originated on July 30, 2013, carries an 8% interest rate (“Eighth Asher Note”), and matures on May 1, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty five percent (35%) of the average of the lowest closing bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The principal and interest was repaid in full prior to maturity with a cash payment of $39,239, consisting of $25,500 of principal and $13,739 of interest and prepayment penalties, on January 31, 2014 out of the proceeds from the January 8, 2014 convertible debt financing received from GEL Properties, LLC (“First GEL Note”).	–	25,500

On June 4, 2013, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matures on June 3, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company amortized the $2,500 original issuance discount over the life of the loan on the straight line method, which approximated the effective interest method. On May 12, 2014, the note holder elected to convert a total of $10,308, consisting of $7,008 of principal and $3,300 of accrued interest, in exchange for 805,058 shares of common stock. The Company must at all times reserve at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure.	20,492	27,500

On March 13, 2013, the Company received net proceeds of $55,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $60,500 (“First JMJ Note”), which matured on March 12, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. On November 27, 2014, an additional $10,000 was added to the principal balance of the note as liquidated damages related to a Standstill Agreement whereby JMJ agreed to refrain from exercising any conversions until February 22, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The principal interest charge of $7,260 is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,881 and $-0- of interest expense related to these debt issuance costs during the three months ended March 31, 2014 and 2013, respectively. The Company amortized the $5,500 original issuance discount over the life of the loan on the straight line method, which approximated the effective interest method. The note holder elected to convert a total of $13,000 of principal in exchange for 1,000,000 shares of common stock on February 24, 2014, and $26,000 of principal in exchange for 2,000,000 shares of common stock on March 14, 2014. Another $27,300 of principal was subsequently converted in exchange for 2,100,000 shares on April 22, 2014, and the final conversion of $11,460 was executed on May 12, 2014, consisting of $4,200 of principal and $7,260 of accrued interest in exchange for 894,942 shares of common stock. The conversions were in accordance with the terms of the note; therefore no gain or loss has been recognized. The Company must at all times reserve at least 60 million shares of common stock for potential conversions.	$–	$70,500

Total convertible debentures	569,613	136,000
Less: unamortized debt discounts	(472,555)	(53,579)
Convertible debentures	$97,058	$82,421

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $583,627 and $206,858 for the variable conversion features of the convertible debts incurred during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. The discounts, including Original Issue Discounts of $39,000 and $8,500 during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $164,651 and $279,272 of interest expense pursuant to the amortization of the note discounts during the nine months ended September 30, 2014 and 2013, respectively.

In addition, a total of $13,750 and $11,000 of loan origination costs were incurred pursuant to the closings of convertible debentures during the nine months ended September 30, 2014, and the year ended December 31, 2013, respectively, which are being amortized to interest expense over the term of the debentures using the straight line method, which approximates the effective interest method. The Company recorded $12,152 and $22,018 of interest expense pursuant to the amortization of the loan origination costs during the nine months ended September 30, 2014 and 2013, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $53,154 and $15,615 for the nine months ended September 30, 2014 and 2013, respectively related to convertible debts.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of the filing date of this report, the Company had not sold any shares to Dutchess nor received any financing from Dutchess.

Note 11 – Short Term Debt

Short-term debt consists of the following at September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
4% unsecured debenture, due June 7, 2012. Currently in default. On June 2, 2014, the Company and the lender entered into a settlement agreement whereby the note will be considered satisfactorily paid in full with the successful payment of four equal payments of $8,125 made in quarterly periods through December 22, 2014, of which the first two payments were delivered on June 27, 2014 and August 26, 2014, respectively, and two payments remain.	$18,750	$35,000

Accrued interest on the above promissory note totaled $3,832 and $2,892 at September 30, 2014 and December 31, 2013, respectively.

The following presents components of interest expense by instrument type at September 30, 2014 and 2013, respectively:

	September 30,	September 30,
	2014	2013
Interest on convertible debentures	$53,154	$15,615
Amortization of discount on convertible debentures	164,651	273,251
Amortization of debt issuance costs	12,152	22,018
Interest on short term debt	940	1,050
Accounts payable related finance charges	655	786
	$231,552	$312,720

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $1,189,488 and $648,298 at September 30, 2014 and December 31, 2013, respectively. The change in fair value of the derivative liabilities resulted in a loss of $682,761 and $334,631 for the nine months ended September 30, 2014 and 2013, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $682,761 for the nine months ended September 30, 2014 consisted of a loss of $435,387 due to the value in excess of the face value of the convertible notes, a gain of $26,634 attributable to the fair value of preferred stock, a gain of $260,644 attributable to the fair value of warrants and a net loss in market value of $534,652 on the convertible notes. The loss of $334,631 for the nine months ended September 30, 2013 consisted of a loss of $125,158 due to the value in excess of the face value of the convertible notes, a gain of ($13,348) attributable to the fair value of preferred stock, a gain of ($22,191) attributable to the fair value of warrants and a net loss in market value of $245,012 on the convertible notes.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following presents the derivative liability value by instrument type at September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
Convertible debentures	$1,049,743	$221,275
Common stock warrants	134,500	395,144
Convertible preferred stock	5,245	31,879
	$1,189,488	$648,298

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively:

Derivative
Liability
Total
Balance, December 31, 2012	$356,608
Increase in derivative value due to issuances of convertible promissory notes	351,721
Increase in derivative value attributable to tainted warrants	122,062
Change in fair market value of derivative liabilities due to the mark to market adjustment	305,512
Debt conversions	(487,605)
Balance, December 31, 2013	$648,298
Increase in derivative value due to issuances of convertible promissory notes	980,014
Increase in derivative value attributable to issuance of warrants	20,633
Change in fair market value of derivative liabilities due to the mark to market adjustment	226,741
Debt conversions	(686,198)
Balance, September 30, 2014	$1,189,488

Key inputs and assumptions used to value the convertible debentures and warrants issued during the nine months ended September 30, 2014 and the year ended December 31, 2013:

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

Note 13 – Changes in Stockholders’ Equity (Deficit)

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Series B shares are convertible at the option of the holder into shares of common stock at an initial ratio of one share of series B preferred stock into one share of common stock (1:1), as adjusted for the dilutive effects of additional stock subsequent to the original issuance of the series B shares on December 17, 2010. The Series B Preferred conversion ratio shall be adjusted to a price determined by multiplying such Conversion Price by a fraction, the numerator of which shall be the number of shares of Common Stock Outstanding (meaning (1) outstanding Common Stock, (2) Common Stock issuable upon conversion of outstanding Preferred Stock, (3) Common Stock issuable upon exercise of outstanding stock options (including Common Stock issuable upon the conversion of shares or other securities issued pursuant to the exercise of outstanding stock options) and (4) Common Stock issuable upon exercise (and, in the case of warrants to purchase Preferred Stock or other securities, conversion) of outstanding warrants. Shares described in (1) through (4) above shall be included whether vested or unvested, whether contingent or non-contingent and whether exercisable or not yet exercisable.) immediately prior to such issuance plus the number of shares of Common Stock that the aggregate consideration received by this Corporation for such issuance would purchase at such Conversion Price; and the denominator of which shall be the number of shares of Common Stock Outstanding immediately prior to such issuance plus the number of shares of such Additional Stock. The maximum shares of common stock convertible are to be reserved from the authorized shares. As of November 14, 2014, the Series B shares were convertible into 10,377,058 shares of common stock based on a modified conversion ratio of approximately 2.385 due to the dilutive reset provisions, which were reserved from the authorized shares.

On June 2, 2014, the Company and the Series B Preferred Shareholder entered into a settlement agreement whereby an outstanding $35,000 promissory note will be satisfied with the successful payment of $32,500, consisting of four equal payments of $8,125 made in quarterly periods from June 27, 2014 through December 22, 2014, of which the first two payments were delivered on June 27, 2014 and August 26, 2014, respectively, and two payments remain. Upon successful payment of the settlement obligations, the shareholder has agreed to convert his 4,349,339 shares of Convertible Series B Preferred shares into 4,349,339 shares of common stock. Pursuant to the settlement agreement, the shareholder’s preferential voting rights have been suspended during the payment period.

Preferred Stock

No preferred shares were issued during the nine months ended September 30, 2014.

Common Stock Authorized

The Company amended its Articles of Incorporation on April 29, 2013 to increase the authorized shares of common stock from 150,000,000 shares to 600,000,000 shares, of which 173,709,531 shares were issued and outstanding and 232,762,339 shares were reserved as of the date of this filing.

Common Stock Sales

On August 14, 2014, the Company’s subsidiary sold 1% of its equity in exchange for proceeds of $60,000.

On August 14, 2014, the Company sold 2,500,000 shares of its common stock in exchange for proceeds of $50,000. The shares were issued on October 23, 2014, and were recorded as a subscription payable as of September 30, 2014.

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

Common Stock Issuances for Debt Conversions

On September 23, 2014, the Company issued 662,879 shares of common stock pursuant to the conversion of $7,000 of principal on the First GEL Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On September 9, 2014, the Company issued 719,424 shares of common stock pursuant to the conversion of $6,000 of principal on the First GEL Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 13, 2014, the Company issued 509,295 shares of common stock pursuant to the conversion of $5,379 of principal on the First GEL Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Common Stock Issuances for Services

On August 18, 2014, the Company issued 377,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $7,276 based on the closing price of the Company’s common stock on the date of grant.

On August 18, 2014, the Company issued 100,000 shares of restricted common stock for services provided. The total fair value of the common stock was $1,930 based on the closing price of the Company’s common stock on the date of grant.

On August 18, 2014, the Company issued another 100,000 shares of restricted common stock for services provided. The total fair value of the common stock was $1,930 based on the closing price of the Company’s common stock on the date of grant.

On August 18, 2014, the Company issued 300,000 shares of restricted common stock for services provided. The total fair value of the common stock was $5,790 based on the closing price of the Company’s common stock on the date of grant.

On August 18, 2014, the Company issued 200,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $3,860 based on the closing price of the Company’s common stock on the date of grant.

On August 18, 2014, the Company issued 350,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $6,755 based on the closing price of the Company’s common stock on the date of grant.

On August 18, 2014, the Company issued 300,000 shares of restricted common stock for video production services provided. The total fair value of the common stock was $5,790 based on the closing price of the Company’s common stock on the date of grant.

On August 18, 2014, the Company issued 200,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $3,860 based on the closing price of the Company’s common stock on the date of grant.

On August 18, 2014, the Company issued 2,000,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $38,600 based on the closing price of the Company’s common stock on the date of grant.

On August 18, 2014, the Company issued 350,000 shares of restricted common stock to one of its Directors as a compensation bonus. The total fair value of the common stock was $6,755 based on the closing price of the Company’s common stock on the date of grant.

On August 18, 2014, the Company issued 200,000 shares of restricted common stock to its President of Programming as a compensation bonus. The total fair value of the common stock was $3,860 based on the closing price of the Company’s common stock on the date of grant.

On August 18, 2014, the Company issued 550,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $10,615 based on the closing price of the Company’s common stock on the date of grant.

On August 18, 2014, the Company issued 200,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $3,860 based on the closing price of the Company’s common stock on the date of grant.

On August 14, 2014, the Company’s subsidiary issued a total of 16% of its equity in the subsidiary in exchange for services provided related to the operations of the subsidiary. The total fair value of the common stock was $960,000 based on the fair value of stock sold to an independent third party. A total of 4% of these shares were issued to officers of Players Network.

On June 27, 2014, the Company issued 700,000 shares of restricted common stock for video production services provided. The total fair value of the common stock was $20,650 based on the closing price of the Company’s common stock on the date of grant.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 13, 2014, the Company issued 500,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $24,500 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Subscriptions Payable for Services

On April 15, 2014, the Company granted 99,700 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $2,952 based on the closing price of the Company’s common stock on the date of grant. The shares have not yet been issued.

Common Stock Cancellations

On March 6, 2014, the Company cancelled 750,000 shares issued during 2013 for non-performance of services commensurate with the departure of one of the Company’s former employees.

On March 6, 2014, the Company cancelled 150,000 shares issued during 2013 for non-performance of services commensurate with the departure of one of the Company’s Directors.

Note 14 – Warrants and Options

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

On March 1, 2014, the Company’s Board of Directors granted 600,000 common stock options as compensation for services to a consultant. The options vest ratably in monthly increments over six (6) months beginning April 1, 2014. The options are exercisable until March 1, 2017 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 247% and a call option value of $0.0273, was $16,365. The options are being re-measured and expensed over the vesting period. The Company recognized $9,916 of stock based compensation expense during the nine months ended September 30, 2014.

On March 1, 2014, the Company’s Board of Directors granted 600,000 common stock options as compensation for services to another consultant. The options vest ratably in monthly increments over six (6) months beginning April 1, 2014. The options are exercisable until March 1, 2017 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 247% and a call option value of $0.0273, was $16,365. The options are being re-measured and expensed over the vesting period. The Company recognized $9,916 of stock based compensation expense during the nine months ended September 30, 2014.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Options Expired

On August 26, 2014, a total of 240,000 options held by an independent contractor expired.

On July 19, 2014, a total of 1,500,000 options held by the Company’s CEO expired.

On February 8, 2014, a total of 400,000 options amongst four option holders expired.

Warrants Expired

On April 18, 2014, a total of 869,565 warrants held by the Company’s CEO expired.

Options and Warrants Exercised

No options or warrants were exercised during the nine months ended September 30, 2014.

Note 15 – Gain on Debt Settlements

The Company recognized debt forgiveness in the total amount of $343,335 and $-0- during the nine months ended September 30, 2014 and 2013, respectively, as presented in other income within the Statements of Operations.

On January 6, 2014, we settled outstanding trade accounts payable in the total amount of $349,670 with a payment of $10,000. The creditor forgave the remaining $339,670. An additional $1,540 of trade accounts payable was forgiven from another creditor on February 24, 2014, with the payment of $385, resulting in a $1,155 gain on settlement, along with another debt forgiveness of $2,510 on June 12, 2014, as forgiven by our former transfer agent. All of these debt settlements were included in the $343,335 gain on debt settlements amount as presented in other income at September 30, 2014.

Note 16 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2014, the Company had approximately $17,800,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	September 30,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$6,230,000	$5,348,700

Net deferred tax assets before valuation allowance	6,230,000	5,348,700
Less: Valuation allowance	(6,230,000)	(5,348,700)
Net deferred tax assets	$–	$–

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2014 and December 31, 2013, respectively.

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

Note 17 – Non-Controlling Interest

Non-controlling interest represents the 17% interest in the subsidiary held amongst eleven individuals, of whom the Company’s CEO, Mark Bradley and the Company’s President of Programming, Michael Berk own 3% and 1%, respectively. The net loss attributable to the non-controlling interest totaled $215,373 during the nine months ending September 30, 2014.

Note 18 – Subsequent Events

Convertible Debenture Proceeds

On November 5, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note with a face value of $104,000 that carries an 8% interest rate (“Tenth Asher Note”), which matures on July 29, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method.

On October 13, 2014, the Company received net proceeds of $70,000 in exchange for an unsecured convertible promissory note with a face value of $75,250 that carries an 8% interest rate (“First Tangiers Note”), which matures on October 13, 2015. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.

Common Stock Issuances for Debt Conversions

On November 10, 2014, the Company issued 1,889,466 shares of common stock pursuant to the conversion of $20,000 of principal on the First Group 10 Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On October 20, 2014, the Company issued 863,594 shares of common stock pursuant to the conversion of $8,549, consisting of $7,121 of outstanding principal and $1,428 of interest on the First GEL Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Issuances on Subscriptions Payable

On October 23, 2014, the Company issued 2,500,000 shares of common stock in satisfaction of a subscriptions payable outstanding at September 30, 2014 for the $50,000 sale of common stock on August 14, 2014.

Common Stock Issued for Services

On November 5, 2014, the Company issued 350,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $11,550 based on the closing price of the Company’s common stock on the date of grant.

On November 5, 2014, the Company issued 300,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $9,900 based on the closing price of the Company’s common stock on the date of grant.

On November 5, 2014, the Company issued 300,000 shares of restricted common stock for video production services provided. The total fair value of the common stock was $9,900 based on the closing price of the Company’s common stock on the date of grant.

On November 5, 2014, the Company issued 100,000 shares of restricted common stock for video production services provided. The total fair value of the common stock was $3,300 based on the closing price of the Company’s common stock on the date of grant.

On November 5, 2014, the Company issued 500,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $16,500 based on the closing price of the Company’s common stock on the date of grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

Players Network is a media and entertainment company engaged in the development of Digital Networks. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels. The Company has launched its proprietary scalable NexGenTV technology platform. The platform is designed to deliver video content and develop digital social communities, including “Vegas On Demand TV” , “Real Vegas TV” and “WeedTV”

Video On Demand

The Company operates a Video On Demand (“VOD”) television channel, also named Vegas On Demand, which consists of original programming that is distributed over its own VOD channels to approximately 23 million homes over the internet with distribution partners that include, Comcast, Hulu, Blinkx, Google, and YouTube Video, , and various mobile platforms. Players Network has a fourteen year history of providing consumers with quality ‘Gaming and Las Vegas Lifestyle’ video content.

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

Proprietary Platform

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

Weed TV

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

Green Leaf Farms Holdings and Subsidiary

On July 8, 2014, we formed a subsidiary, Green Leaf Farms Holdings, Inc. (“GLFH”), in which we retained 80% ownership, with the remaining 20% held by key experts and advisors. The subsidiary has been formed as a holding company to potentially own additional subsidiaries that may operate medical marijuana related businesses. These additional subsidiaries have yet to be formed, and, or, acquired. We have applied for a Medical Marijuana Dispensary special use permit with the City of Las Vegas, and a Cultivation and Processing special use permits in North Las Vegas and a license for all permits in the State of Nevada, and have currently been granted the two special use permits in North Las Vegas, however there can be no assurance we will be able to conduct these operations. As such, there is a risk that we may not be able to expand our operations into this field as intended. The purpose of applying for these licenses is to offer a fully integrate a digital strategy of Weed TV into a brick and mortar cash producing operation. Thus using our own media to promote and market our own brands that will be built in the medical Marijuana industry. This approach set us apart from other competitors in the market place whereby we can leverage our audience to build customers...

Video Production Pilot

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

Results of Operations for the Three Months Ended September 30, 2014 and 2013:

	For the Three
	Months Ended
	September 30,		Increase /
	2014	2013	(Decrease)
Revenues	$168	$286	$(118)

Direct operating costs	77,350	4,843	72,507
General and administrative	1,214,180	40,386	1,173,794
Salaries and wages	97,261	65,992	31,269
Depreciation and amortization	7,469	5,737	1,732

Total Operating Expenses	1,396,260	116,958	1,279,302

Net Operating Loss	(1,396,092)	(116,672)	1,279,420

Total other income (expense)	(349,769)	(222,874)	126,895

Net (Loss)	$(1,745,861)	$(339,546)	$1,406,315

Revenues:

During the three months ended September 30, 2014 and 2013, we received revenues primarily from the sale of in-home media, advertising fees and the recognition of deferred revenues on content development. Aggregate revenues for the three months ended September 30, 2014 were $168, compared to revenues of $286 in the three months ended September 30, 2013, a decrease in revenues of $118, or 41%. Our revenues decreased primarily due to diminished royalties from our online views.

Direct Operating Costs:

Direct operating costs were $77,350 for the three months ended September 30, 2014 compared to $4,843 for the three months ended September 30, 2013, an increase of $72,507, or 1,497%. Our direct operating costs increased due primarily to content production costs for our new media channel, Weed.tv, which was launched during April of 2014.

General and Administrative:

General and administrative expenses were $1,214,180 for the three months ended September 30, 2014 compared to $40,386 for the three months ended September 30, 2013, an increase of $1,173,794, or 2,906%. General and administrative expense increased primarily due to $960,000 of stock based compensation in our newly formed subsidiary pursuant to the issuance common stock in our subsidiary for services performed in relation to our medical marijuana endeavors incurred during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The fair value of the stock based compensation was determined by the sale of 1% of the equity in the subsidiary to an independent third party.

Salaries and Wages:

Salaries and wages expense totaled $97,261 for the three months ended September 30, 2014 compared to $65,992 for the three months ended September 30, 2013, an increase of $31,269, or 47%. The increase in salaries and wages was primarily due to a $50,000 bonus awarded to our CEO, as offset by staffing reductions due to our diminished resources during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Depreciation and Amortization:

Depreciation and amortization expense was $7,469 for the three months ended September 30, 2014 compared to $5,737 for the three months ended September 30, 2013, an increase of $1,732, or 30%. The increase in depreciation and amortization was primarily due to additional depreciation on a total of $34,648 of fixed asset additions acquired during 2014.

Net Operating Loss:

Net operating loss for the three months ended September 30, 2014 was $1,396,092, or ($0.01) per share compared to a net operating loss of $116,672 for the three months ended September 30, 2013, or ($0.00) per share, an increase of $1,279,420, or 1,097%. Net operating loss increased primarily due to $960,000 of stock based compensation in our newly formed subsidiary pursuant to the issuance common stock in our subsidiary for services performed in relation to our medical marijuana endeavors incurred during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The fair value of the stock based compensation was determined by the sale of 1% of the equity in the subsidiary to an independent third party. In addition, during the three months ended September 30, 2014, we issued a total of 5,227,000 shares of common stock valued at $100,881 and the amortization of options valued at $12,898 in payment of professional services in lieu of cash.

Other Income (Expense):

Other income (expense) was $(349,769) for the three months ended September 30, 2014 compared to $(222,874) for the three months ended September 30, 2013, an increase of $126,895, or 57%. Other expense increased on a net basis primarily due to a $102,636 increase in our $245,450 net loss related to the change in derivative liabilities on our convertible debentures recognized during the three months ended September 30, 2014, compared to the net loss of $142,814 related to the change in derivative liabilities recognized during the three months ended September 30, 2013, as well as, increased interest expense of $24,259 on our increased indebtedness during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Net Loss:

The net loss for the three months ended September 30, 2014 was $1,745,861, or ($0.01) per share, compared to a net loss of $339,546, or ($0.00) per share, for the three months ended September 30, 2013, an increased net loss of $1,406,315, or 414%. Net loss increased primarily due to $960,000 of stock based compensation in our newly formed subsidiary pursuant to the issuance common stock in our subsidiary for services performed in relation to our medical marijuana endeavors, the issuance of a total of 5,227,000 shares of common stock valued at $100,881 and the change in derivative liabilities on our convertible debentures recognized during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013:

	For the Nine
	Months Ended
	September 30,		Increase /
	2014	2013	(Decrease)
Revenues	$141,625	$1,365	$140,260

Direct operating costs	314,321	82,112	232,209
General and administrative	1,569,047	263,646	1,305,401
Salaries and wages	524,917	203,532	321,385
Depreciation and amortization	19,984	17,210	2,774

Total Operating Expenses	2,428,269	566,500	1,861,769

Net Operating Loss	(2,286,644)	(565,135)	1,721,509

Total other income (expense)	(570,978)	(648,976)	(77,998)

Net (Loss)	$(2,857,622)	$(1,214,111)	$1,643,511

Revenues:

During the nine months ended September 30, 2014 and 2013, we received revenues primarily from the sale of in-home media, advertising fees and the recognition of deferred revenues on content development. Aggregate revenues for the nine months ended September 30, 2014 were $141,625, compared to revenues of $1,365 in the nine months ended September 30, 2013, an increase in revenues of $140,260, or 10,275%. Our revenues increased primarily due to the recognition of $135,000 of deferred revenues from the completion and delivery of the final two pilot episodes of our “Naked Empire Series” project with HJ Productions. During the nine months ended September 30, 2014, we also recognized a total of $5,950 from the first sales of advertising on our new media channel, “Weed.tv” within our internet platform. We anticipate increased market saturation of our video content through our newly revamped websites and the Company’s existing media channels as we continue to market our internet platform throughout the remainder of 2014, and into 2015.

Direct Operating Costs:

Direct operating costs were $314,321 for the nine months ended September 30, 2014 compared to $82,112 for the nine months ended September 30, 2013, an increase of $232,209, or 283%. Our direct operating costs increased due primarily to the recognition of deferred television costs of $116,454, related to the completion and delivery of the final two pilot episodes of our Naked Empire Series project with HJ Productions, and our increased website development costs as we continued to develop our new media channel, Weed.tv media channel, which was launched during April of 2014.

General and Administrative:

General and administrative expenses were $1,569,047 for the nine months ended September 30, 2014 compared to $263,646 for the nine months ended September 30, 2013, an increase of $1,305,401, or 495%. General and administrative expense increased primarily due to $960,000 of stock based compensation in our newly formed subsidiary pursuant to the issuance common stock in our subsidiary for services performed in relation to our medical marijuana endeavors incurred during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The fair value of the stock based compensation was determined by the sale of 1% of the equity in the subsidiary to an independent third party.

Salaries and Wages:

Salaries and wages expense totaled $524,917 for the nine months ended September 30, 2014 compared to $203,532 for the nine months ended September 30, 2013, an increase of $321,385, or 158%. The increase in salaries and wages was primarily due to non-cash, stock based compensation bonuses issued to our CEO during the nine months ended September 30, 2014, consisting of 4 million shares of common stock with a fair value of $120,000, and 8 million common stock options valued at $217,971, that were not present during the comparative nine months ended September 30, 2013.

Depreciation and Amortization:

Depreciation and amortization expense was $19,984 for the nine months ended September 30, 2014 compared to $17,210 for the nine months ended September 30, 2013, an increase of $2,774, or 16%. The increase in depreciation and amortization was primarily due to additional depreciation on a total of $34,648 of fixed asset additions incurred during the nine months ended September 30, 2014.

Net Operating Loss:

Net operating loss for the nine months ended September 30, 2014 was $2,286,644, or ($0.01) per share compared to a net operating loss of $565,135 for the nine months ended September 30, 2013, or ($0.01) per share, an increase of $1,721,509, or 305%. Net operating loss increased primarily due to $960,000 of stock based compensation in our newly formed subsidiary pursuant to the issuance common stock in our subsidiary for services performed in relation to our medical marijuana endeavors, and compensation bonuses issued to our CEO and increased advertising and promotional fees and professional services, consisting primarily of non-cash, stock based compensation. During the nine months ended September 30, 2014, we issued a total of 4 million shares of common stock with a fair value of $120,000, and 8 million common stock options valued at $217,971 to our CEO as a bonus, along with 8,899,728 shares of common stock valued at $228,642, a subscriptions payable for 99,700 shares of common stock, valued at $2,592 and the amortization of options valued at $40,150 in payment of professional services in lieu of cash.

Other Income (Expense):

Other income (expense) was $(570,978) for the nine months ended September 30, 2014 compared to $(648,976) for the nine months ended September 30, 2013, a decrease of $77,998, or 12%. Other expense decreased on a net basis primarily due to the $81,168 decrease in interest expense, consisting primarily of the amortization of debt discounts related to our convertible debentures recognized during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, and a gain of $343,335 on debt settlements that was realized with the settlement of $353,720 of accounts payable in exchange for total payments of $10,385 during the nine months ended September 30, 2014, as diminished by an increase of $348,130 due to the change in derivative liability during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Net Loss:

The net loss for the nine months ended September 30, 2014 was $2,857,622, or ($0.02) per share, compared to a net loss of $1,214,111, or ($0.01) per share, for the nine months ended September 30, 2013, an increased net loss of $1,643,511, or 135%. Net loss increased primarily due to $960,000 of stock based compensation in our newly formed subsidiary pursuant to the issuance common stock in our subsidiary for services performed in relation to our medical marijuana endeavors, and to the $348,130 increase in our change in derivative liability, increased advertising and compensation, consisting primarily of non-cash, stock based compensation, as diminished by the gain of $343,335 on debt settlements incurred during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2014 compared to December 31, 2013.

	September 30,	December 31,	Increase /
	2014	2013	(Decrease)
Total Assets	$125,764	$195,083	$(69,319)

Accumulated (Deficit)	$(26,242,551)	$(23,567,996)	$2,674,555

Stockholders’ Equity (Deficit)	$(1,668,091)	$(1,518,043)	$(150,048)

Working Capital (Deficit)	$(1,750,511)	$(1,584,201)	$(166,310)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and debt and equity financings. At September 30, 2014, we had a negative working capital position of $1,750,511.

Debt Financing

On September 22, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $38,500 (“Second Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date.

On August 19, 2014, the Company received net proceeds of $40,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“Second WHC Note”), which matures on August 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty seven and a half percent (57.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date.

On July 15, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $37,500 (“Third LG Note”), which matures on March 15, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date if received after 4PM Eastern Standard Time. The note also carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $37,500, less $1,750 of debt issuance costs and $3,500 in due diligence fees, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 60% while that “Chill” is in effect.

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

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the nine months ended September 30, 2014, the Company granted a total of 11,276,061 shares of common stock valued at $352,335 in lieu of cash payments to employees and outside consultants, compared to the issuance of 2,872,000 shares of common stock valued at $119,780 in lieu of cash payments to employees and outside consultants during the nine months ending September 30, 2013. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2014.

During the nine months ended September 30, 2014, we issued a total of 8,691,598 shares of common stock pursuant to the conversion of $106,447 of indebtedness on convertible debentures. The conversion prices of a total of $569,613 in outstanding convertible notes outstanding as of September 30, 2014, is convertible at various prices discounted to market as depicted in the table below. As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.03 per share
Lender /	Conversion	Principal	100%	75%	50%	25%
Origination	Terms	Borrowed	$0.03	$0.0225	$0.015	$0.0075

JMJ Financial (Second JMJ Note) June 4, 2013	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request.	$20,492	683,067	910,756	1,366,133	2,732,267

GEL Properties, LLC (First GEL Properties Note) January 8, 2014	Convertible into 60% of the average of the two lowest closing bid prices over the 10 days prior to the conversion request.	$7,121	237,367	316,489	474,733	949,467

JMJ Financial (Third JMJ Note) February 20, 2014	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request.	$44,000	1,466,667	1,955,556	2,933,333	5,866,667

JMJ Financial (Fourth JMJ Note) April 17, 2014	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request.	$44,000	1,466,667	1,955,556	2,933,333	5,866,667

LG Capital Funding, LLC (Second LG Capital Note) April 24, 2014	Convertible into 55% of the average of the lowest closing bid prices over the 12 trading days prior to the conversion request.	$35,000	1,166,667	1,555,556	2,333,333	4,666,667

Group 10 Funding (First Group 10 Note) May 9, 2014	Convertible at a price equal to the lesser of (a) fifty eight percent (58%) of the average of the two lowest closing bid prices of the Company’s common stock for the seventeen (17) trading days prior to the conversion notice date, or (b) four and a half cents ($0.045) per share.	$50,000	1,666,667	2,222,222	3,333,333	6,666,667

Typenex (First Typenex Note) May 20, 2014	Convertible into 65% of the average of the three (3) lowest (“Trading Prices”), whereby Trading Price is defined as the volume weighted average price (“VWAP”) of the Company’s common stock over the fifteen (15) trading days prior to the conversion request date. If the arithmetic average of the three (3) lowest Trading Prices is less than $0.01, then the Conversion Factor will be reduced to 60%.	$113,000	3,766,667	5,022,222	7,533,333	15,066,667

Vista Capital (First Vista Note) June 2, 2014	Convertible into 65% of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date.	$55,000	1,833,333	2,444,444	3,666,667	7,333,333

WHC Capital (First WHC Note) June 13, 2014	Convertible into 62.5% of the average of the two (2) lowest closing bid prices over the 10 trading days prior to the conversion request.	$80,000	2,666,667	3,555,556	5,333,333	10,666,667

LG Capital Funding, LLC (Third LG Capital Note) July 15, 2014	Convertible into 55% of the average of the lowest closing bid prices over the 12 trading days prior to the conversion request.	$37,500	1,250,000	1,666,667	2,500,000	5,000,000

WHC Capital (Second WHC Note) August 19, 2014	Convertible into 57.5% of the average of the two (2) lowest closing bid prices over the 10 trading days prior to the conversion request.	$45,000	1,500,000	2,000,000	3,000,000	6,000,000

Vista Capital Investments, LLC (Second Vista Note) September 22, 2014	Convertible into 65% of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date.	$38,500	1,283,333	1,711,111	2,566,667	5,133,333

		$569,613	18,987,100	25,316,133	37,974,200	75,948,400

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

Players Network filed a civil suit in the Eighth Judicial District Court in Clark County, Nevada on January 2, 2014, and served the suit on January 23, 2014, listed as case number A-13-693908-B against Defendants, Comcast Corporation and Advanced Information Systems Inc. On February 27, 2014, the Defendant, Comcast, and Players Network agreed to, and filed a stipulation with the court, whereby Comcast agreed to not file a motion to transfer the venue from the Nevada Federal Court and Players Network agreed to dismiss the other defendant, Advanced Information Systems, Inc., from the lawsuit. On Monday July 21, 2014, United States District Court Magistrate Judge George Foley, Jr. denied Comcast’s Motion to Stay Discovery. Information and details will be forthcoming as permitted by public disclosure. The court has established the discovery calendar. Discovery has been slated to begin December 4, 2014. Mr. Barney C. Ales and his firm based in Las Vegas, Nevada have been retained as the Company's Special Counsel, for the litigation and ultimate trial of this matter.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sales of equity securities by the Company occurred during the three month period ended September 30, 2014:

Common Stock Sales

On August 14, 2014, the Company sold 2,500,000 shares of its common stock in exchange for proceeds of $50,000. The shares were issued on October 23, 2014, and were recorded as a subscription payable as of September 30, 2014. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was accredited, and there was no solicitation in connection with the offering.

Common Stock Issuances for Debt Conversions

On September 23, 2014, the Company issued 662,879 shares of common stock pursuant to the conversion of $7,000 of principal on the First GEL Note. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On September 9, 2014, the Company issued 719,424 shares of common stock pursuant to the conversion of $6,000 of principal on the First GEL Note. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On August 13, 2014, the Company issued 509,295 shares of common stock pursuant to the conversion of $5,379 of principal on the First GEL Note. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Item 3. Defaults Upon Senior Securities

On October 24, 2014, a note holder submitted a conversion request to convert $10,000 of principal on the Second LG Note, which was inconsistent with the conversion terms as stated in the convertible promissory note. The Company requested that the conversion notice be corrected and resubmitted, at which time the note holder contended the conversion terms were intended to be based on 55% of the lowest closing bid price over the preceding twelve trading days, as opposed to the stated 55% of the average of the lowest closing bid price of the Common Stock over the preceding twelve trading days. On October 31, 2014, the note holder sent demand for repayment on the Second LG Note, consisting of $35,000 of principal and $1,214 of accrued interest outstanding as of September 30, 2014. As a result, we are in default on this convertible promissory note. The note carries an 18% default interest rate and a penalty of $250 per day that the shares are not issued, beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increased to $500 per day beginning on the 10th day after the conversion notice was delivered to the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State on May 6, 2013 (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

3.2*	Articles of Incorporation for Green Leaf Farms Holdings, Inc. filed with the Nevada Secretary of State on July 8, 2014

3.3*	Articles of Organization for Green Leaf Medical, LLC. filed with the Nevada Secretary of State on July 18, 2014

10.1	Convertible Redeemable Note with GEL Properties, LLC (First GEL Note), January 8, 2014 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.2	Collateralized Secured Back End Note with GEL Properties, LLC (First GEL Note), January 8, 2014 (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.3	Convertible Redeemable Back End Note with GEL Properties, LLC (First GEL Note), January 8, 2014 (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.4	Securities Purchase Agreement with GEL Properties, LLC (First GEL Note), January 8, 2014 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.5	Convertible Redeemable Note with LG Capital Funding, LLC (First LG Capital Note), January 8, 2014 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.6	Collateralized Secured Back End Note with LG Capital Funding, LLC (First LG Capital Note), January 8, 2014 (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.7	Convertible Redeemable Back End Note with LG Capital Funding, LLC (First LG Capital Note), January 8, 2014 (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.8	Securities Purchase Agreement with LG Capital Funding, LLC (First LG Capital Note), January 8, 2014 (incorporated by reference to Exhibit 10.8 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.9	Subscription Agreement (W. Elsaesser), January 21, 2014 (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.10	Subscription Agreement (E. Winfield), January 23, 2014 (incorporated by reference to Exhibit 10.10 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.11	Subscription Agreement (I. Zalcberg), January 30, 2014 (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.12	Warrant Agreement (I. Zalcberg), January 30, 2014 (incorporated by reference to Exhibit 10.12 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.13	Subscription Agreement (I. Zalcberg), March 28, 2014 (incorporated by reference to Exhibit 10.13 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.14	Warrant Agreement (I. Zalcberg), March 28, 2014 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.15	Convertible Note with Group 10 Holdings, LLC (First Group 10 Note), May 9, 2014 (incorporated by reference to Exhibit 10.15 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.16	First Amendment to Convertible Note with Group 10 Holdings, LLC (First Group 10 Note), May 9, 2014 (incorporated by reference to Exhibit 10.16 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.17	Convertible Note with Typenex Co-Investment, LLC (First Typenex Note), May 20, 2014 (incorporated by reference to Exhibit 10.17 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.18	Securities Purchase Agreement with Typenex Co-Investment, LLC (First Typenex Note), May 20, 2014 (incorporated by reference to Exhibit 10.18 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.19	Convertible Note with Vista Capital Investments, LLC (First Vista Note), June 2, 2014 (incorporated by reference to Exhibit 10.19 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.20	Convertible Note with WHC Capital, LLC (First WHC Note), June 13, 2014 (incorporated by reference to Exhibit 10.20 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.21	Securities Purchase Agreement with WHC Capital, LLC (First WHC Note), June 13, 2014 (incorporated by reference to Exhibit 10.21 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.22	Warrant Agreement (WHC Capital, LLC), June 13, 2014 (incorporated by reference to Exhibit 10.22 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.23	Subscription Agreement (M. Leivotes), April 8, 2014 (incorporated by reference to Exhibit 10.23 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.24	Warrant Agreement (M. Leivotes), April 8, 2014 (incorporated by reference to Exhibit 10.24 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.25	Stock Option Agreement (E. Henley), April 11, 2014 (incorporated by reference to Exhibit 10.25 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.26	Stock Option Agreement (R. Brown), April 11, 2014 (incorporated by reference to Exhibit 10.26 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.27*	Subscription Agreement (R. Donald), August 14, 2014

10.28*	Convertible Redeemable Note with LG Capital Funding, LLC (Third LG Capital Note), July 15, 2014

10.29*	Convertible Redeemable Back End Note with LG Capital Funding, LLC (Third LG Capital Note), July 15, 2014

10.30*	Collateralized Secured Promissory Note with LG Capital Funding, LLC (Third LG Capital Note), July 15, 2014

10.31*	Securities Purchase Agreement with LG Capital Funding, LLC (Third LG Capital Note), July 15, 2014

10.32*	Convertible Promissory Note with WHC Capital, LLC (Second WHC Note), August 19, 2014

10.33*	Securities Purchase Agreement with WHC Capital, LLC (Second WHC Note), August 19, 2014

10.34*	Investment Agreement with R. Donald and Green Leaf Farms Holdings, August 14, 2014

21.1*	Subsidiaries

31.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

______

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 17, 2014

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

