Form 10-K
period 2014-12-31
PLAYERS NETWORK
filed 2015-04-15
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number: 000-29363

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

1771 E. Flamingo Road, #201-A

Las Vegas, NV 89119

(Address of principal executive offices including zip code)

Registrant's telephone number: (702) 734-3457

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2014, was approximately $3,207,950 based on a share value of $0.0287 per share. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of April 11, 2015, there were 214,549,534 shares of the issuer's common stock issued and outstanding.

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

In this report, references to “PLAYERS NETWORK”, “PNTV”, “the Company”, “we,” “us,” and “our” refer to PLAYERS NETWORK, a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview

Players Network was incorporated in the State of Nevada in March of 1993. Players Network is a vertically integrated diversified, fully reporting public company that is engaged in the development of digital networks, and is actively pursuing the cultivation and processing of medical marijuana in North Las Vegas pursuant to two medical marijuana establishments (MME) licenses we were granted by the city of North Las Vegas for cultivation and production. The Company holds an 81.4% interest in Green Leaf Farms Holdings, LLC, which is a holding company formed to house our medical marijuana business. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels. The Company has launched its proprietary scalable NexGenTV technology platform. The platform is designed to deliver video content and develop digital social communities, including “Vegas On Demand TV”, “Real Vegas TV” and “Weed TV” on the media side of the business.

The Company operates a Video On Demand (“VOD”) television channel, also named Vegas On Demand, which consists of original programming that is distributed over its own VOD channels to approximately 23 million homes via a major cable company, and 80 million homes via the internet on the Over The Top Television platform, with distribution partners that include Blinkx, YouTube Video and other internet and various mobile platforms. Players Network has a seventeen-year history of providing consumers with quality ‘Gaming and Las Vegas Lifestyle’ video content.

We have developed NexGenTV, an innovative, proprietary Enterprise Web Platform that incorporates the best parts of Hulu, YouTube, Facebook, Zenga and Groupon. We believe it will change how businesses approach building digital brand extensions.

NexGenTV, our scalable Digital Technology Platform, allows Players Network to distribute content for brands, businesses and celebrities, and provide them with an unlimited amount of lifestyle category content and the tools to launch their own “Branded Channel, Social Community and Marketplace Destination”. NexGenTV’s scalability can create hundreds of niche digital networks that can be viewed worldwide on any smart TV, computer, tablet or mobile device by millions of people simultaneously. The platform allows advertisers and marketing partners the ability to capture their target market through rich content such as professionally produced, branded television segments; user-generated videos; blogs; editorials; tweets; photos; special offers; events and custom-designed contests.

Our business model incorporates elements of traditional proven media features such as advertising and transactional delivery methods, but also offers professional production, marketing and distribution services to build and monetize its branded channel destination, in which we will retain a continuous revenue stream with our partners. Channel partners have the option to manage their own Branded New Media Channel, or use our professional services team of television producers, writers, graphic designers and technologists to keep their channel updated, and their content fresh and relevant.

Vegas On Demand TV, Real Vegas TV and Weed TV are the Company’s first three channel offerings that provide their audience the ability to connect to industry insiders and businesses through unique, high-quality marketing, content production and content management system. In the Las Vegas market, Vegas On Demand captures the excitement, sex appeal, entertainment, and the non-stop adrenaline rush of the Las Vegas gaming lifestyle. Our content goes beyond poker, casino action, sports betting, and racing, to lifestyle programs about entertainment and fine living that attract young and sophisticated viewers that comprise the major digital media demographic. Whenever possible, our content will incorporate an expert, insider or celebrity within the Vegas community in order to enhance promotional merchandising to prospective customers.

Weed TV launched on April 20, 2014, and was the Company’s third network to be launched. Weed TV is a Lifestyle Channel Destination powered by PNTV’s NextGenTV(SM) enterprise platform. Weed TV is the ‘go to’ source for informational entertainment, products and services for people who relate to the marijuana lifestyle and social community. Weed TV will feature daily stories sourced by weedtv.com correspondents and contributors from around the world. It will provide a wide variety of editorial content, videos and entertainment, including lead stories, political news, business news on the industry, financial analysis from industry experts, growing tips, cooking tips, a “Weed101” section, medical uses, lifestyle features, entertainment specials and merchandise shopping cart offering the latest products and services. www.weedtv.com

We plan for Weed TV to have other features by the middle of 2015 and adapt new technology that he other networks don’t have, including a directory of businesses that cater to the marijuana business, such as dispensaries, smoke shops, doctors, financial institutions, manufactures and more. These businesses will have a free basic listing and the ability to upgrade for an extra fee of about $500 per month, where they can build their own media channel using the ‘NextGenTV” Platform. We estimate this market is in excess of approximately 70,000 businesses and will continue to grow as more states legalize MME businesses. Our goal in 2015 is to begin to capture this market that will translate to significant revenues even if we only convert a small amount of this market into marketing partners who use our platform.

We plan to use both, Weed TV’s platform and original branded programming and events, as a means to develop additional revenue streams, in addition to providing marketing and membership benefits of our social media platform. These revenue streams include branded entertainment, sponsorships for events, media placement, third party commissions for video and banner advertisements, merchandise and production sales and services.

We have addressed the digital market in an effort to grow as a New Media Company using “Vegas On Demand” and Real Vegas TV, our flagship branded television channel, and to use our scalable custom enterprise web platform, which can also be replicated to launch thousands of channel destinations in any lifestyle category for any lifestyle brand.

Our enterprise platform is highly scalable and can efficiently deploy, manage and distribute videos with integrated revenue-generating tools that go beyond traditional advertising. On our platform, the viewer of a video is brought into a web environment encompassing the lifestyle represented within the video content where they are presented with membership, merchandising, couponing, subscription, loyalty programs, contest and other marketing opportunities, including the integration of live events. The platform also integrates branded sponsorships, and a game-like virtual economy supported by our Cost Per Action (“CPA”) advertising network.

Our next-generation media network operates across all distribution platforms from TV screens to mobile devices, gaming consoles, computers and tablets. We have positioned ourselves to provide companies an affordable, turnkey, integrated solution. We have not yet generated revenues from our Platform, but plan to market our services to companies in 2015.

Through the cross-promotional integration of sponsored live events, contests and media creation and distribution, our Platform can deliver a targeted audience that can be monetized in multiple ways. The platform is an engine that grows as audience and page views increase. The platform also provides a self-perpetuating aggregation juncture where Las Vegas businesses and “insiders” can connect socially with their audience/customer.

The ability to monetize video in so many ways, coupled with an efficient, easy-to-use technical and administrative back-end dashboard is a powerful feature of our platform. It allows the creation of unlimited, new channel destinations using our scalable content management system (“CMS”) framework, with cost-competitive operations. Importantly, it enables administrative and editorial level employees to manage content without the expense of having a full-time technical engineering staff in-house.

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

Social media websites have continued to explode during the past few years, however many people have not heard of the hundreds of upcoming niche social networks. We plan to integrate all our websites with social elements in order to create communities and increase memberships. Increased membership will lead to increased web traffic and commerce opportunities that target the seventy billion dollar US gaming industry.

Distribution

We distribute our gaming lifestyle media programming through a variety of media platforms including, VOD, broadband/internet, satellite television, cable television, packaged media, and on our proprietary website. Through our dedicated channels of taped original television series, live pay per view events, mobile and internet content downloading, information segments and interactive content, the channel’s expanded programming will include popular poker programs, reality shows, game shows, documentaries, talk shows and special events surrounding the gaming lifestyle.

Broadband/Internet

Broadband/internet and mobile is the future, as consumers are tired of paying high cable and satellite bills and younger generations are spending the majority of their time on internet and mobile devices, millions of consumer are cutting their cable and satellite services and accessing their content through less expensive, new media devices connected to the internet.

Currently there are over 7 billion interconnected devices that served up 485 billion videos in 2014 and are expected to grow to 13 billion devices by the end of 2016. This shift in consumer habits is breaking down the barriers of entry in the content business and allowing producers and publishers to distribute directly to its targeted audiences through key word searches.

The Company is continuously seeking advertiser and sponsorship support with some premium content available to consumers for a fee. As brand awareness grows through advertising and major industry tie-ins, the Company will seek to become an aggregating portal for other gaming sites.

We intend to heavily market and cross-promote our website and are actively exploring additional relationships through social media networks. We also believe there is a great opportunity to provide content to, and share content with providers of other gaming, entertainment, and educational websites. We intend to use our website to develop gaming lifestyle communities, then offer the members of these communities live video events, information services, discounts, travel, internet based commerce, etc., as well as instant messaging, chat, comments, reviews and perspectives from consumers on a variety of topical subjects.

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

Content/Programming

Players Network’s Real Vegas TV and Vegas on Demand programming brands include, (1) Players Network, which focuses on Gaming lifestyle and produces programming about horse racing, sports betting, casino games, poker and much more; (2) Vegas On Demand, which is about Las Vegas lifestyle and covers celebrity, night clubs, poolside experiences, entertainment and more; (3) Sexy Sin City TV, which covers the adult and sexy side of Las Vegas after dark.

The development of Players Network’s programming is led by Michael Berk, who is one of Hollywood’s most successful television producers. Michael Berk has created over 500 hours of network television that includes five television series. Mr. Berk is best known for his series “Baywatch”, for which he was the Executive Producer for twelve years. Baywatch is distributed in 144 countries and is in the Guinness Book of World Records as the most watched television show in history.

We have a library of 1,600 gambling and gaming lifestyle videos, including several new series of both long and short form content. Some of these series include Players Network originals; Hidden Vegas, Tattoo Tails that include 30 originally produced hours of programming from the World Series of Poker®, which Players Network had the exclusive rights to produce and air live. Players Network produced over 50 videos at the Hooters Hotel and Casino, 28 new gaming instructional videos aimed at slots and video poker players, a series of 23 videos on magic entitled “Hocus Pocus”, The “Best of Vegas” series, “Neon Buzz”, an entertainment report that covered red carpet events and many more. Our growing programming library presents long-term revenue opportunities in advertising, sponsorship, direct sales and product integration, domestic and international program sales, broadband syndication, subscription fees and increased home video sales.

Our Weed TV brand began developing original content as well as acquiring the rights to other Marijuana related programming that includes documentaries, cooking shows, concerts, travel shows, growing shows, medical shows, political shows, financial shows and more. We have produced over 100 original short video segments that are owned by the Company.

Strategy

Our goal is to leverage our enterprise platform to collaborate with industry experts and content producers in selected lifestyle and service fields in an effort to incubate digital business extensions with existing and new businesses by:

•	Continuing to look for partnerships to build new branded lifestyle categories.
•	Creating a brand identity as “the trusted name in gaming entertainment, education, information and services” that addresses the full spectrum of audience demographics within all of our destination channels;
•	Building an ever-expanding, valuable library of entertainment, instruction and information content that enables targeted audiences to connect with experts and insiders within any specific channel destination;
•	Leveraging our various distribution channels as a mechanism to bring value to our business relationships that attract consumers with the goal of building a strong customer base and community;
•	Gaining a broad and diversified audience base through our distribution arrangement with a major Cable provider, as well as other distribution channels, including linear programming via digital cable, internet and broadband, wireless, packaged media, video games, mobile media through cell phones and iPods, radio, publishing, and IPTV.
•	In our flagship Vegas On Demand TV, harnessing the power of the media in order to provide customized media solutions and marketing services for key lifestyle category companies, principally major Las Vegas casino properties. Players Network uses its strong relationships in the gaming industry to lock in special trade relationships that can contribute to content, advertising, VIP services, and club amenities which will solidify Players Network’s credibility in the category;
•	Grow the Company’s robust, proprietary database of gaming enthusiasts, and create lifestyle communities by offering deals, discounts, and prizes to our customers, while marketing our strategic partnerships and sponsors;
•	Offering advertisers a new content category with creative cross-platform advertising/sponsorship packages at reasonable rates in an environment of unique sexy content surrounded by sizzling attitude that delivers desirable demographics;
•	Continue to build technology to include mobile application that complements our strategy and existing media brand and objectives.
•	Continuing to build a lean management team with proven experience that can move quickly, control costs, rapidly create a broad range of high-quality content, and leverage significant long-term relationships in the media, entertainment and gaming industries enabling the Company to accelerate its market leadership.

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

Intellectual Property

We have a library of over 1,050 gambling and gaming lifestyle videos. We own the intellectual property rights in the programming and content that we produce. Moreover, the slogans “Everybody wants to be a player” and “The only game in town” are registered trademarks of the Company with the United States Patent and Trademark Office (the “PTO”). The Company has received from the PTO the trademark for “Players Network” and for the service mark “Players Network”.

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

In addition to fulltime employees, the Company has several outside consultants to cover needed support such as business affairs, programming and technology design and deployment supported by independent contractors on an as needed basis.

Office Locations

Our executive offices are located at 1771 E. Flamingo Road, #201-A, Las Vegas, Nevada 89119. Our office space consists of approximately 2,800 square feet leased pursuant to a 3-year operating lease expiring August 31, 2016. The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $3,080 and culminating in a monthly payment of $3,191 in 2016. The lease contains provisions for future rent increases and rent free periods for the first two months of the lease.

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

The Company was incorporated under the laws of the State of Nevada on March 16, 1993. Since inception, we have experienced operating losses on an on-going basis. For our fiscal year ended December 31, 2014, we incurred net losses of $3,280,646. As of such date, we had an accumulated deficit of $26,848,642. We expect our losses to continue for the foreseeable future. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

Our auditor has given us a "going concern" qualification, which questions our ability to continue as a going concern without additional financing.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2014 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. Management plans to try to increase sales and improve operating results through the expansion of the distribution channels of our programming with a view to increasing advertising and sponsorship revenues. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

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

Risks Related To Our Cannabis Business

Our business is dependent on state laws pertaining to the cannabis industry.

As of December 31, 2014, twenty-three states and the District of Columbia allow its citizens to use medical cannabis. Additionally, Colorado and Washington have legalized cannabis for adult use and, on November 4, 2014, Oregon, Washington DC, and Alaska voted to approve legalization of recreational marijuana. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

Cannabis remains illegal under federal law and a change in federal enforcement practices could significantly and negatively affect our cannabis cultivation and production business.

Despite the development of a cannabis industry legal under state laws, state laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. However, the Obama Administration has effectively stated that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis. Yet, there is no guarantee that the Obama Administration will not change its stated policy regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. Additionally, we face another presidential election cycle in 2016, and a new administration could introduce a less favorable policy or decide to enforce the Federal laws strongly. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

As the possession and use of cannabis is illegal under the federal controlled substances act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to users. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our new business plan provides cultivation and production services to customers that are engaged in the business of possession, use, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Laws and regulations affecting the cannabis and marijuana industries are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future regulations may have on us.

Local, state and federal cannabis laws and regulations are constantly changing and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our service offerings. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. Any change in law or interpretation could have a material adverse effect on our business, financial condition, and results of operations.

Expansion by well-established cultivation and production companies into the cannabis industry could prevent us from realizing anticipated growth in customers and revenues.

Established dispensary companies may expand their businesses into cannabis cultivation and production. If they decided to expand into cultivation and production, this could hurt the growth of our business and cause our revenues to be lower than we expect.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liabilities.

Insurance that is otherwise readily available, such as workers compensation, general liability, and directors and officers insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Participants in the cannabis industry may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Despite recent rules issued by the United States Department of the Treasury mitigating the risk to banks that do business with cannabis companies permitted under state law, as well as recent guidance from the United States Department of Justice, banks remain wary to accept funds from businesses in the cannabis industry. Since the use of cannabis remains illegal under Federal law, there remains a compelling argument that banks may be in violation of Federal law when accepting for deposit, funds derived from the sale or distribution of cannabis. Consequently, businesses involved in the cannabis industry continue to have trouble establishing banking relationships. An inability to open bank accounts may make it difficult for us, or some of our customers, to do business.

Risks Related To Our Media Business

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
13

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

A total of $775,047 in convertible notes is outstanding as of March 31, 2015, and is convertible at various prices discounted to market as depicted in the table below. As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.012 per share
Lender /	Conversion	Principal	100%	75%	50%	25%
Origination	Terms	Borrowed	$0.0120	$0.0090	$0.0060	$0.0030

JMJ Financial (Second JMJ Note) June 4, 2013	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request. Interest rate of 10%.	$20,492	1,707,667	2,276,889	3,415,333	6,830,667

JMJ Financial (Third JMJ Note) February 20, 2014	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request. Interest rate of 10%.	$44,000	3,666,667	4,888,889	7,333,333	14,666,667

JMJ Financial (Fourth JMJ Note) April 17, 2014	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request. Interest rate of 10%.	$44,000	3,666,667	4,888,889	7,333,333	14,666,667

LG Capital Funding, LLC (Second LG Capital Note) April 24, 2014	Convertible into 55% of the average of the lowest closing bid prices over the 12 trading days prior to the conversion request. Interest rate of 8% with an 18% default rate.	$35,000	2,916,667	3,888,889	5,833,333	11,666,667

Typenex Co-Investment, LLC (First Typenex Note) May 20, 2014	Convertible into 65% of the average of the three (3) lowest (“Trading Prices”), whereby Trading Price is defined as the volume weighted average price (“VWAP”) of the Company’s common stock over the fifteen (15) trading days prior to the conversion request date. If the arithmetic average of the three (3) lowest Trading Prices is less than $0.01, then the Conversion Factor will be reduced to 60%. Interest rate of 10%. In the event of default, the interest rate increases to 22% and the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 125% of the outstanding balance at the time of default.	$33,000	2,750,000	3,666,667	5,500,000	11,000,000

Vista Capital Investments, LLC (First Vista Note) June 2, 2014	Convertible into 65% of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. Interest rate of 12%. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default.	$26,076	2,173,000	2,897,333	4,346,000	8,692,000

WHC Capital, LLC (First WHC Note) June 13, 2014	Convertible into 62.5% of the average of the two (2) lowest closing bid prices over the 10 trading days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$32,000	2,666,667	3,555,556	5,333,333	10,666,667

(continued)

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.012 per share
Lender /	Conversion	Principal	100%	75%	50%	25%
Origination	Terms	Borrowed	$0.0120	$0.0090	$0.0060	$0.0030

WHC Capital, LLC (Second WHC Note) August 19, 2014	Convertible into 57.5% of the average of the two (2) lowest closing bid prices over the 10 trading days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$45,000	3,750,000	5,000,000	7,500,000	15,000,000

Vista Capital Investments, LLC (Second Vista Note) September 22, 2014	Convertible into 65% of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. Interest rate of 12%. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default.	$38,500	3,208,333	4,277,778	6,416,667	12,833,333

Tangiers Investment Group, LLC (First Tangiers Note) October 13, 2014	Convertible at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default.	$75,250	6,270,833	8,361,111	12,541,667	25,083,333

KBM Worldwide (First KBM Note) November 5, 2014	Convertible at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default.	$104,000	8,666,667	11,555,556	17,333,333	34,666,667

KBM Worldwide (Second KBM Note) December 15, 2014	Convertible at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default.	$64,000	5,333,333	7,111,111	10,666,667	21,333,333

(continued)

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.012 per share
Lender /	Conversion	Principal	100%	75%	50%	25%
Origination	Terms	Borrowed	$0.0120	$0.0090	$0.0060	$0.0030

Group 10 Funding, LLC (Second Group 10 Note) January 27, 2015	Convertible at a price equal to the lesser of (a) fifty-eight percent (58%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of forty-two percent (42%)) or (b) five cents ($0.05). The conversion price is subject to the following adjustments:
iii. If the market capitalization of the Borrower is less than Three Hundred Thousand Dollars ($300,000) on the day immediately prior to the date of the Notice of Conversion, then the Conversion Price shall be twenty-five percent (25%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of seventy-five percent (75%)); and
iv. If the closing price of the Borrower’s Common Stock on the day immediately prior to the date of the Notice of Conversion is less than .001 then the Conversion Price shall be twenty-five percent (25%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of seventy-five percent (75%)).
	The note carries an eighteen percent (18%) interest rate in the event of default along with a $1,000 penalty per business day commencing the business day following the date of the event of default.	$36,750	3,062,500	4,083,333	6,125,000	12,250,000

Tangiers Investment Group, LLC (Second Tangiers Note) February 5, 2015	Convertible at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default.	$53,750	4,479,167	5,972,222	8,958,333	17,916,667

JSJ Investments, Inc. (First JSJ Note) March 2, 2015	Convertible at a price equal to the lesser of: (i) 58% of the average of the two (2) lowest closing prices over the 10 days prior to conversion; or (ii) 58% of the average of the two (2) lowest closing prices over the 10 days prior to the execution of the note (which was $0.008932).	$75,000	6,250,000	8,333,333	12,500,000	25,000,000

		$726,818	60,568,167	80,757,556	121,136,333	242,272,667

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES

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

This property is in good condition, well maintained and adequate for Players Network’s current and immediately foreseeable operating needs. Players Network does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

Players Network filed a civil suit in the Eighth Judicial District Court in Clark County, Nevada on January 2, 2014, and served the suit on January 23, 2014, listed as case number A-13-693908-B against Defendants, Comcast Corporation and Advanced Information Systems Inc. We are currently in the 2nd of 3 phases of Discovery. Additional information and details will be forthcoming as permitted by public disclosure. Mr. Barney C. Ales and his firm based in Las Vegas, Nevada have been retained as the Company's Special Counsel, for the litigation and ultimate trial of this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Mine safety disclosures are not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company's Common Stock is currently quoted on the National Association of Security Dealers' over-the-counter market (OTCQB) under the symbol “PNTV”. The following table sets forth the high and low bid prices for each quarter within the last two fiscal years. The source of these quotations is the OTCQB Trade Activity Report. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK
	MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2014:
Fourth Quarter	$0.0341	$0.0111
Third Quarter	$0.0429	$0.0125
Second Quarter	$0.0530	$0.0130
First Quarter	$0.0830	$0.0200
FISCAL YEAR ENDED DECEMBER 31, 2013:
Fourth Quarter	$0.0330	$0.0060
Third Quarter	$0.0250	$0.0080
Second Quarter	$0.0550	$0.0050
First Quarter	$0.0570	$0.0100

(b) Holders of Common Stock

As of March 31, 2015, there were approximately 335 holders of record of the Company's Common Stock. As of March 31, 2015, the closing price of the Company's shares of common stock was $0.011 per share. Empire Stock Transfer Inc. (telephone: (702) 818-5898; facsimile: (702) 974-1444) is the registrar and transfer agent for our common stock.

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

Number of
securities
remaining
available for
future issuance
	Number		under equity
	of securities		compensation
	to be issued	Weighted-average	plans
	upon exercise	exercise price	(excluding
	of outstanding	of outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders(1)(2)	25,450,000	0.05	-0-
Total:	25,450,000	$0.05	-0-

(1) In 2014, the Company issued 9,700,000 options to consultants for services rendered at a weighted average exercise price of $0.05 per share. As of December 31, 2014, the Company had options outstanding exercisable for 11,300,000 shares of the Company’s common stock at a weighted average exercise price of $0.05 per share that were issued for services rendered under the Company’s Amended and Restated 2004 Non-Qualified Stock Option Plan, which allows for the issuance of a total of 25,000,000 non-qualified stock options.

(2) In 2014, the Company issued 4,700,000 warrants at a weighted average exercise price of $0.06 per share. As of December 31, 2014, the Company had warrants outstanding exercisable for 14,150,000 shares of the Company’s common stock at a weighted average exercise price of $0.05 per share.

(e) Recent Sales of Unregistered Securities

The following sales of equity securities by the Company occurred during the three month period ended December 31, 2014:

Common Stock

On December 26, 2014, the Company issued 1,501,502 shares of common stock pursuant to the conversion of $10,000 of principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On December 18, 2014, the Company issued 400,300 shares of restricted common stock for professional services provided.

On December 18, 2014, the Company issued 500,000 shares of restricted common stock for professional services provided.

On December 9, 2014, the Company issued 767,990 shares of common stock pursuant to the conversion of $10,000 of principal on the First Typenex Note.

On December 1, 2014, the Company issued 907,441 shares of common stock pursuant to the conversion of $10,000 of principal on the First Group 10 Note.

On November 24, 2014, the Company issued 1,034,840 shares of common stock pursuant to the conversion of $15,000 of principal on the First Typenex Note.

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

The foregoing securities were issued in reliance on Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended. The shares were issued in private transactions to United States residents. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Outlook

Players Network was incorporated in the State of Nevada in March of 1993. Players Network is a vertically integrated diversified, fully reporting public company that is engaged in the development of digital networks, and is actively pursuing the cultivation and processing of medical marijuana in North Las Vegas pursuant to two medical marijuana establishments (MME) licenses we were granted by the city of North Las Vegas for cultivation and production. The Company holds an 81.4% interest in Green Leaf Farms Holdings, LLC, which is a holding company formed to house our medical marijuana business. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels. The Company has launched its proprietary scalable NexGenTV technology platform. The platform is designed to deliver video content and develop digital social communities, including “Vegas On Demand TV”, “Real Vegas TV” and “Weed TV” on the media side of the business.

The Company operates a Video On Demand (“VOD”) television channel, also named Vegas On Demand, which consists of original programming that is distributed over its own VOD channels to approximately 23 million homes via a major cable company, and 80 million homes via the internet on the Over The Top Television platform, with distribution partners that include Blinkx, YouTube Video and other internet and various mobile platforms. Players Network has a seventeen-year history of providing consumers with quality ‘Gaming and Las Vegas Lifestyle’ video content.

We have developed NexGenTV, an innovative, proprietary Enterprise Web Platform that incorporates the best parts of Hulu, YouTube, Facebook, Zenga and Groupon. We believe it will change how businesses approach building digital brand extensions.

NexGenTV, our scalable Digital Technology Platform, allows Players Network to distribute content for brands, businesses and celebrities, and provide them with an unlimited amount of lifestyle category content and the tools to launch their own “Branded Channel, Social Community and Marketplace Destination”. NexGenTV’s scalability can create hundreds of niche digital networks that can be viewed worldwide on any smart TV, computer, tablet or mobile device by millions of people simultaneously. The platform allows advertisers and marketing partners the ability to capture their target market through rich content such as professionally produced, branded television segments; user-generated videos; blogs; editorials; tweets; photos; special offers; events and custom-designed contests.

Our business model incorporates elements of traditional proven media features such as advertising and transactional delivery methods, but also offers professional production, marketing and distribution services to build and monetize its branded channel destination, in which we will retain a continuous revenue stream with our partners. Channel partners have the option to manage their own Branded New Media Channel, or use our professional services team of television producers, writers, graphic designers and technologists to keep their channel updated, and their content fresh and relevant.

Vegas On Demand TV, Real Vegas TV and Weed TV are the Company’s first three channel offerings that provide their audience the ability to connect to industry insiders and businesses through unique, high-quality marketing, content production and content management system. In the Las Vegas market, Vegas On Demand captures the excitement, sex appeal, entertainment, and the non-stop adrenaline rush of the Las Vegas gaming lifestyle. Our content goes beyond poker, casino action, sports betting, and racing, to lifestyle programs about entertainment and fine living that attract young and sophisticated viewers that comprise the major digital media demographic. Whenever possible, our content will incorporate an expert, insider or celebrity within the Vegas community in order to enhance promotional merchandising to prospective customers.

Weed TV launched on April 20, 2014, and was the Company’s third network to be launched. Weed TV is a Lifestyle Channel Destination powered by PNTV’s NextGenTV(SM) enterprise platform. Weed TV is the ‘go to’ source for informational entertainment, products and services for people who relate to the marijuana lifestyle and social community. Weed TV will feature daily stories sourced by weedtv.com correspondents and contributors from around the world. It will provide a wide variety of editorial content, videos and entertainment, including lead stories, political news, business news on the industry, financial analysis from industry experts, growing tips, cooking tips, a “Weed101” section, medical uses, lifestyle features, entertainment specials and merchandise shopping cart offering the latest products and services. www.weedtv.com

We plan for Weed TV to have other features by the middle of 2015 and adapt new technology that he other networks don’t have, including a directory of businesses that cater to the marijuana business, such as dispensaries, smoke shops, doctors, financial institutions, manufactures and more. These businesses will have a free basic listing and the ability to upgrade for an extra fee of about $500 per month, where they can build their own media channel using the ‘NextGenTV” Platform. We estimate this market is in excess of approximately 70,000 businesses and will continue to grow as more states legalize MME businesses. Our goal in 2015 is to begin to capture this market that will translate to significant revenues even if we only convert a small amount of this market into marketing partners who use our platform.

We plan to use both, Weed TV’s platform and original branded programming and events, as a means to develop additional revenue streams, in addition to providing marketing and membership benefits of our social media platform. These revenue streams include branded entertainment, sponsorships for events, media placement, third party commissions for video and banner advertisements, merchandise and production sales and services.

We have addressed the digital market in an effort to grow as a New Media Company using “Vegas On Demand” and Real Vegas TV, our flagship branded television channel, and to use our scalable custom enterprise web platform, which can also be replicated to launch thousands of channel destinations in any lifestyle category for any lifestyle brand.

Our enterprise platform is highly scalable and can efficiently deploy, manage and distribute videos with integrated revenue-generating tools that go beyond traditional advertising. On our platform, the viewer of a video is brought into a web environment encompassing the lifestyle represented within the video content where they are presented with membership, merchandising, couponing, subscription, loyalty programs, contest and other marketing opportunities, including the integration of live events. The platform also integrates branded sponsorships, and a game-like virtual economy supported by our Cost Per Action (“CPA”) advertising network.

Our next-generation media network operates across all distribution platforms from TV screens to mobile devices, gaming consoles, computers and tablets. We have positioned ourselves to provide companies an affordable, turnkey, integrated solution. We have not yet generated revenues from our Platform, but plan to market our services to companies in 2015.

Through the cross-promotional integration of sponsored live events, contests and media creation and distribution, our Platform can deliver a targeted audience that can be monetized in multiple ways. The platform is an engine that grows as audience and page views increase. The platform also provides a self-perpetuating aggregation juncture where Las Vegas businesses and “insiders” can connect socially with their audience/customer.

The ability to monetize video in so many ways, coupled with an efficient, easy-to-use technical and administrative back-end dashboard is a powerful feature of our platform. It allows the creation of unlimited, new channel destinations using our scalable content management system (“CMS”) framework, with cost-competitive operations. Importantly, it enables administrative and editorial level employees to manage content without the expense of having a full-time technical engineering staff in-house.

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

Critical Accounting Policies

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

Cash and Cash Equivalents

PNTV maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2014 and 2013.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from video production services on a project basis and subscriptions for video content. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. We had no debts expense during the years ended December 31, 2014 and 2013, respectively.

Cost Method of Accounting for Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Our investments which are accounted for on the cost method of accounting have been completely impaired previously, and no impairment expense was recognized during the years ended December 31, 2014 or 2013.

Deferred Television Costs

Deferred television costs included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company recognized $95,000 of revenues on November 1, 2012 with the completion of the first of three pilot episodes; and accordingly, recognized $75,617 of expenses related to the development of the pilot. The remaining $135,000 of revenues, and corresponding $116,454 of deferred television costs, were deferred and will be recognized upon completion and delivery of the remaining content. We also delivered a series of ‘webisodes’ and miscellaneous footage in June of 2014, however, the recipient refused to accept the modification of the terms and we had to reverse the recognition and defer the revenue and related television costs as of December 31, 2014.

Deferred television costs consist of the following at December 31, 2014 and 2013, respectively:

	December 31, 2014	December 31, 2013
Development and pre-production costs	$–	$–
In-production	68,264	68,264
Post production	48,190	48,190
Total deferred television costs	$116,454	$116,454

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company did not recognize any impairment losses on the disposal of fixed assets during the years ended December 31, 2014 and 2013.

Debt Issuance Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The Company paid $21,750 and $11,000 of debt issuance costs during the years ended December 31, 2014 and 2013, respectively, of which the unamortized balance of debt issuance costs at December 31, 2014 and 2013 was $9,959 and $3,399, respectively. Amortization of debt issuance costs charged to interest expense was $15,190 and $37,556 for the years ended December 31, 2014 and 2013, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

Deferred revenues consist of the following at December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013

Deferred revenues on television pilot episodes	$135,000	$135,000

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $147,145 and $11,684 for the years ended December 31, 2014 and 2013, respectively.

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

The Company had no capitalized website development costs during the years ended December 31, 2014 and 2013 related to its internet television platforms pursuant to the development stage.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2014 and 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $1,755,336 and $449,667 for the years ended December 31, 2014 and 2013, respectively.

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

Results of Operations for the Years Ended December 31, 2014 and December 31, 2013:

	For the Years Ended
	December 31,		Increase /
	2014	2013	(Decrease)
Revenues	$9,347	$1,567	$7,780

Direct operating costs	256,445	109,966	146,479
General and administrative	1,745,417	320,750	1,424,667
Salaries and wages	544,472	258,685	285,787
Depreciation and amortization	27,474	22,945	4,529

Total Operating Expenses	2,573,808	712,346	1,861,462

Net Operating (Loss)	(2,564,461)	(710,779)	1,853,682

Total other income (expense)	(901,414)	(998,323)	(96,909)

Net (Loss)	$(3,465,875)	$(1,709,102)	$1,756,773

Revenues:

During the years ended December 31, 2014 and 2013, we received revenues from the sale of in-home media, advertising fees and the recognition of deferred revenues on content development. Aggregate revenues for the year ended December 31, 2014 were $9,347, compared to revenues of $1,567 in the year ended December 31, 2013, an increase in revenues of $7,780, or 496%. Our revenues increased primarily due to the recognition of a total of $8,450 from the first sales of advertising on our new media channel, “Weed.tv” within our internet platform. We anticipate increased market saturation of our video content through our newly revamped websites and the Company’s existing media channels as we continue to market our internet platform into 2015.

Direct Operating Costs:

Direct operating costs were $256,445 for the year ended December 31, 2014, compared to $109,966 for the year ended December 31, 2013, an increase of $146,479, or 133%. Our direct operating costs increased primarily due to our increased website development costs as we continued to develop our new media channel, Weed.tv media channel, which was launched during April of 2014.

General and Administrative:

General and administrative expenses were $1,745,417 for the year ended December 31, 2014, compared to $320,750 for the year ended December 31, 2013, an increase of $1,424,667, or 444%. General and administrative expense increased primarily due to $960,000 of stock based compensation in our newly formed subsidiary pursuant to the issuance common stock in our subsidiary for services performed in relation to our medical marijuana endeavors incurred during the year ended December 31, 2014 compared to the year ended December 31, 2013. The fair value of the stock based compensation was determined by the sale of 1% of the equity in the subsidiary to an independent third party.

Salaries and Wages:

Salaries and wages expense totaled $544,472 for the year ended December 31, 2014, compared to $258,685 for the year ended December 31, 2013, an increase of $285,787, or 110%. The increase in salaries and wages was primarily due to non-cash, stock based compensation bonuses issued to our CEO during the year ended December 31, 2014, consisting of 4 million shares of common stock with a fair value of $120,000, and 8 million common stock options valued at $217,971, that were not present during the comparative year ended December 31, 2013.

Depreciation and Amortization:

Depreciation and amortization expense was $27,474 for the year ended December 31, 2014, compared to $22,945 for the year ended December 31, 2013, an increase of $4,529, or 20%. The increase in depreciation and amortization was primarily due to additional depreciation on a total of $35,986 of fixed asset additions incurred during the year ended December 31, 2014.

Net Operating Loss:

Net operating loss for the year ended December 31, 2014 was $2,564,461, or ($0.02) per share compared to a net operating loss of $710,779, or ($0.01) per share for the year ended December 31, 2013, an increase of $1,853,682, or 261%. Net operating loss increased primarily due to $960,000 of stock based compensation in our newly formed subsidiary pursuant to the issuance of common stock in our subsidiary for services performed in relation to our medical marijuana endeavors, compensation bonuses issued to our CEO, increased advertising and promotional fees and professional services, consisting primarily of non-cash, stock based compensation. During the year ended December 31, 2014, we issued a total of 4 million shares of common stock with a fair value of $120,000, and 8 million common stock options valued at $217,971 to our CEO as a bonus, along with 11,799,728 shares of common stock valued at $312,641 and the amortization of options valued at $40,150 in payment of professional services in lieu of cash.

Other Income (Expense):

Other income (expense) was $(901,414) for the year ended December 31, 2014 compared to $(998,323) for the year ended December 31, 2013, a decrease of $96,909, or 10%. Other income (expense) decreased on a net basis primarily due to the gain of $356,835 on debt extinguishments that was realized primarily with the settlement of $353,720 of accounts payable in exchange for total payments of $10,385 during the year ended December 31, 2014, as diminished by an increase of $254,003 due to the change in derivative liability during the year ended December 31, 2014, compared to the year ended December 31, 2013.

Net Loss:

The net loss for the year ended December 31, 2014 was $3,465,875, or ($0.02) per share, compared to a net loss of $1,709,102, or ($0.02) per share, for the year ended December 31, 2013, an increased net loss of $1,756,773, or 103%. Net loss increased primarily due to $960,000 of stock based compensation in our newly formed subsidiary pursuant to the issuance common stock in our subsidiary for services performed in relation to our medical marijuana endeavors, and to the $254,003 increase in our change in derivative liability, increased advertising and compensation, consisting primarily of non-cash, stock based compensation, as diminished by the gain of $356,835 on debt settlements incurred during year ended December 31, 2014, compared to the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2014 compared to December 31, 2013.

	December 31,	December 31,	Increase /
	2014	2013	(Decrease)
Total Assets	$408,826	$195,083	$213,743

Total Liabilities	$2,196,544	$1,713,126	$483,418

Accumulated (Deficit)	$(26,848,642)	$(23,567,996)	$3,280,646

Stockholders’ Equity (Deficit)	$(1,787,718)	$(1,518,043)	$269,675

Working Capital (Deficit)	$(1,868,948)	$(1,584,201)	$284,747

Sources and Uses of Cash

Our principal source of operating capital has been provided from convertible debt financing, private sales of our common stock, and revenues from operations. At December 31, 2014, we had a negative working capital position of $(1,868,948). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through debt borrowings and common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of convertible debt financing, although we may be able to obtain additional equity financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. We currently have an Investment Agreement with Dutchess whereby they committed to purchase, in a series of purchase transactions (“Puts”), up to eight million five hundred thousand ($8,500,000) dollars of the Company’s common stock over a period of up to thirty-six (36) months from September 26, 2013. There are no assurances that we will be able to draw on these funds, or obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels, or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

Debt Instruments, Guarantees, and Related Covenants

On March 11, 2015, the Company received net proceeds of $70,000 in exchange for a 12% interest bearing, unsecured convertible promissory note dated March 2, 2015 with a face value of $75,000 (“First JSJ Note”), which matures on September 2, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of: (i) 58% of the average of the two (2) lowest closing prices over the 10 days prior to conversion; or (ii) 58% of the average of the two (2) lowest closing prices over the 10 days prior to the execution of the note (which was $0.008932). The note includes prepayment cash redemption penalties between 25% and 40% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 30 million shares of common stock for potential conversions.

On February 5, 2015, the Company received net proceeds of $50,000 with a face value of $53,750 that carries an 8% interest rate (“Second Tangiers Note”), which matures on February 5, 2016. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid, whereby $75,250 was previously advanced with the initial execution of the note on October 13, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.

On January 27, 2015, the Company received $35,000 in exchange for an unsecured convertible promissory note with a face value of $36,750 that carries a 12% interest rate (“Second Group 10 Note”), which matures on January 27, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of (a) fifty-eight percent (58%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of forty-two percent (42%)) or (b) five cents ($0.05). The conversion price is subject to the following adjustments:

i.	If the market capitalization of the Borrower is less than Three Hundred Thousand Dollars ($300,000) on the day immediately prior to the date of the Notice of Conversion, then the Conversion Price shall be twenty-five percent (25%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of seventy-five percent (75%)); and
ii.	If the closing price of the Borrower’s Common Stock on the day immediately prior to the date of the Notice of Conversion is less than .001 then the Conversion Price shall be twenty-five percent (25%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of seventy-five percent (75%)).

The note carries an eighteen percent (18%) interest rate in the event of default along with a $1,000 penalty per business day commencing the business day following the date of the event of default. The note also includes prepayment cash redemption penalties between up to 15% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $1,750 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 20 million shares of common stock for potential conversions.

On December 15, 2014, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note with a face value of $64,000 that carries an 8% interest rate (“Second KBM Note”), which matures on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date.

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

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the year ended December 31, 2014, the Company granted a total of 14,076,361 shares of common stock valued at $433,742 in lieu of cash payments to employees and outside consultants, compared to the issuance of 25,619,637 shares of common stock valued at $449,667 in lieu of cash payments to employees and outside consultants during the year ended December 31, 2013. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2015.

Satisfaction of Our Cash Obligations for the Next 12 Months

As of December 31, 2014, our cash on hand was $207,167. We believe we cannot satisfy our cash requirements for the next twelve months with our current cash on hand. Our operations are subject to attaining adequate financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our operations.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $3,000,000, of which we expect a portion will be satisfied with the issuance of stock based compensation in lieu of cash. We anticipate the purchase of a significant amount of equipment necessary to implement our medical marijuana operations. Should we be able to commence operations pursuant to our plans to enter into the medical marijuana business, we will also need to either, purchase or lease, a warehouse facility to produce marijuana pursuant to the license we were awarded by the City of North Las Vegas. We also would expect a significant addition to the number of employees. We have not yet begun to develop a facility to commence our medical marijuana operations, and are not now in a position to determine an approximate amount that would be necessary. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our planned operations. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from our Enterprise Technology Platform, is through convertible debt financing, the sale of shares of our common stock, third party financing, and/or traditional debt financing. We may continue to pay for services with shares of common stock in lieu of cash if financing is unavailable.

In the event we are not successful in obtaining financing, we may not be able to proceed with our business plan for the commercialization of our products and further research and development of new products. We anticipate that we will incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off- Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one in the same, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer, who are one in the same, concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, who are one in the same, does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer, who is one in the same, has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies may face additional limitations. Smaller reporting companies often employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies may utilize general accounting software packages that lack a rigorous set of software controls.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Name	Age	Position	Director Since
Mark Bradley	52	Chief Executive Officer, Principal Financial Officer and Chairman	1993
Michael Berk	68	President of Programming and Director	2000
Doug Miller	69	Director	2005

Mark Bradley founded the Company and has been its Chief Executive Officer and a director since 1993, and became its principal financial officer in 2004. Mr. Bradley was a staff producer/director at United Artists where he produced original programming and television commercials. In 1985 he created the Real Estate Broadcast Network that was the first 24-hour real estate channel. In 1993 he founded Players Network. Mr. Bradley is a graduate of the Producers Program at the University of California Los Angeles. Under his direction, Players Network became the first user of a digital broadcast system for television programming and the first private label gaming network. Mr. Bradley pioneered, developed and executive produced the production of Players Network’s unique gaming-centric programming. Mr. Bradley graduated from the UCLA producer’s program and became a producer/director at United Artists, where he produced original programming, television commercials, multi-camera music videos, live-to-tape sports and a variety show and was studio manager and postproduction supervisor with United Cable Television in Los Angeles. In this capacity he engaged in the production, packaging and syndication of television and film productions for such media venues as HBO, Nickelodeon, Prime Ticket and MTV. As an independent producer/director, Mr. Bradley created and promoted live pay-per-view events, negotiated entertainment programming distribution deals, budgeted and packaged TV programming. In 1985, Mr. Bradley created the Real Estate Broadcast Network, which was credited as being the first 24-hour real estate channel. As a founder and Chief Executive Officer of the Company, Mr. Bradley has extensive media production expertise as well as deep knowledge and relationships in the Las Vegas, Nevada entertainment industry. Mr. Bradley’s experience with the Company from its founding also offers the Board insight to the evolution of the Company, including from execution, cultural, operational, and competitive and industry points of view.

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

Family Relationships

There are no family relationships among directors, executive officers or persons nominated or chosen by Players Network to become directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we believe that during 2014 our Directors and executive officers did not comply with all Section 16(a) filing requirements. Specifically, Mr. Berk and Mr. Miller failed to file Form 4’s with respect to the issuance of common shares for 2014. Mr. Bradley also failed to file Form 4’s with respect to the issuance of common stock and common stock options that were granted during 2014.

To the Company’s knowledge, the following is a list of individuals that have not filed, or filed late, a report reflecting a change in ownership as required pursuant to Section 16(a) of the Securities Act of 1934:

Name of Individual	Number of Late Reports	Number of Transactions that Were Not Timely Reported

Mark Bradley	3	3

Michael Berk	1	1

Doug Miller	1	1

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

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor have our officers and directors established a process for identifying and evaluating director nominees. In the event that we receive a stockholder recommendation for a director nominee, all current members of our Board will participate in the consideration of director nominees.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the years ended December 31, 2014, 2013 and 2012:

Summary Compensation Table
Name and
Principal			Stock	Option
Position	Year	Salary	Awards	Awards	All Other	Total
(a)	(b)	(c)	(e)(1)	(f)(1)	Compensation	Compensation
Mark Bradley,	2014	$206,501	$120,000	$217,971	$-0-	$544,472
Chief Executive Officer	2013	$41,027	$170,600	$-0-	$-0-	$211,627
	2012	$63,300	$123,473	$-0-	$-0-	$186,773

Michael Berk,	2014	$-0-	$-0-	$-0-	$-0-	$-0-
President of Programming	2013	$2,700	$62,587	$-0-	$-0-	$65,287
	2012	$37,806	$108,770	$-0-	$-0-	$146,576

(1)	The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2014, 2013 and 2012, in accordance with FASB ASC 718-10 of awards of stock and stock options. Assumptions used in the calculation of this amount are included in the footnotes to our audited financial statements for the fiscal year ended December 31, 2014, included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the value of all unexercised options previously awarded to the Named Executive Officers at the fiscal year ended December 31, 2014.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (f)	Market Value of Shares or Units of Stock That Have Not Vested ($) (g)
Mark Bradley	8,000,000	-0-	$0.04	February 20, 2018	-0-	-0-

Michael Berk	-0-	-0-	$ -0-	N/A	-0-	-0-

(1)	All outstanding options were fully vested on the date of grant.

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

Director Compensation

The table below summarizes the compensation paid, or accrued to non-employee directors for the year ended December 31, 2014.

	Fees Earned	Stock	Option	All Other
	or Paid	Awards	Awards	Compensation	Total
Name	in Cash	($)	($)	($)	($)
(a)	(b)	(c) (1)	(d) (2)	(g)	(h)
Doug Miller	$-0-	$6,755	$-0-	-0-	$6,755

The amounts in columns (c) and (d) reflect the fair value dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2014, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2014. Assumptions used in the calculation of this amount are included in the footnotes to our audited financial statements for the year ended December 31, 2014 included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(1)	On August 18, 2014, the Company granted Doug Miller 350,000 shares of common stock in exchange for services rendered as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2015, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2015 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o Players Network, 1771 E. Flamingo Road, #201-A, Las Vegas, NV 89119.

				Series A
	Common Stock			Preferred Stock
Name of Beneficial Owner(1)	Number of Shares		% of Class(2)	Number of Shares	% of Class(3)	Total Voting Power(10)
Officers and Directors:
Mark Bradley, CEO and Director(4)	39,496,652		18.1%	1,000,000	50%	21.7%
Michael Berk, President of Programming and Director(5)(6)	7,380,527		3.5%	1,000,000	50%	12.4%
Doug Miller, Director(7)	2,900,000		1.4%	–	–	*
Directors and Officers as a Group (3 persons)	49,777,179		22.8%	2,000,000	100%	35.1%
5% Holders:
Lyle Berman(8)	17,000,000		7.8%	–	–	3.3%
David W. Tice	11,904,107	(9)	5.7%	–	–	4.6%

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.
(2)	Percentage of beneficial ownership is based upon 210,146,167 shares of Common Stock outstanding as of March 31, 2015. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of March 31, 2015, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.
(3)	Percentage of beneficial ownership is based upon 2,000,000 shares of Series A Preferred Stock outstanding as of March 31, 2015.
(4)	Includes stock options and warrants to purchase 8,120,000 shares of Common Stock exercisable within 60 days of March 31, 2015 and 25,000 shares held for the benefit of Mr. Bradley’s minor daughter.
(5)	Includes 38,000 shares held by MJB Productions, which is 100% owned by Mr. Berk.
(6)	Excludes (i) 125,000 shares held by Mr. Berk’s ex-wife, and (ii) 125,000 shares by Mr. Berk’s adult son.
(7)	Excludes 100,000 shares held by Mr. Miller’s adult son.
(8)	Includes warrants to purchase 8,500,000 shares of Common Stock exercisable within 60 days of March 31, 2015.
(9)	Information based on Schedule 13D filed with the SEC on October 19, 2011, Form 4 filed on October 10, 2011 and October 11, 2011 and the Company’s shareholder reports.
(10)	Series A Preferred Stock carries preferential voting power of 25:1. Both MR. Bradley and Mr. Berk hold 1 million shares of Series A Preferred Stock, and carry 25 million additional votes each.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Our Common Stock is currently quoted on the OTCQB. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors. Our Board of Directors has determined that Mr. Miller is “independent” in accordance with the NASDAQ Global Market’s requirements.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended December 31, 2014 and 2013, respectively.

	For the Years Ended
	December 31,
	2014	2013
Audit fees:	$33,500	$34,000
Audit-related fees:	–	–
Tax fees:	–	–
All other fees:	–	–
Total fees paid or accrued to our principal accountant	$33,500	$34,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

We do not have an Audit Committee. Our board of directors acted as the Company's Audit Committee during fiscal 2014, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

Pre-Approval Policies and Procedure for Audit and Permitted Non-Audit Services

The Company has not adopted any written pre-approval policies or procedures as described in paragraph (c)(7)(i) of Rule 2.01 of Regulation S-X. All audit and permissible non-audit services in 2014 and 2013 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1	March 26, 1998 – Articles of Incorporation (incorporated by reference to Exhibit 2.(A)(1) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.2	March 26, 1998 – Bylaws of the Company (incorporated by reference to Exhibit 2.(A)(2) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.3	June 9, 1994 – Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State (incorporated by reference to Exhibit 5.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

3.4	June 4, 2007 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 8, 2007)

3.5	May 6, 2013 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

3.6	July 8, 2014 - Articles of Incorporation for Green Leaf Farms Holdings, Inc. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

3.7	July 18, 2014 - Articles of Organization for Green Leaf Medical, LLC. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

4.1	August 31, 2004 – 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

4.2	November 29, 2006 – 2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on January 18, 2007)

4.3	July 24, 2007 – Certificate of Designation for Series A Preferred Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on July 26, 2007)

4.4	July 22, 2009 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

4.5	December 17, 2010 – Certificate of Designation for Series B Preferred Stock filed with the Nevada Secretary of State on (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.6	December 17, 2010 – Form of Series B Stock Warrant (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.7	December 16, 2013 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on December 17, 2013)

10.1	November 1, 2005 – Distribution Agreement between the Company and Comcast Programming Development, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-K/A filed with the Securities and Exchange Commission by Players Network on January 14, 2013)

10.2***	January 1, 2005 – Employment Agreement for Mark Bradley Feldgreber (incorporated by reference to Exhibit 10.2 of the Form 10KSB filed with the Securities and Exchange Commission by Players Network on April 13, 2007)

10.3***	January 1, 2005 – Employment Agreement for Michael Berk (incorporated by reference to Exhibit 10.3 of the Form 10KSB filed with the Securities and Exchange Commission by Players Network on April 13, 2007)

10.4	October 10, 2007 – Subscription Agreement by and between the Company and Timothy Sean Shiah (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 4, 2007)

10.5**	June 5, 2008 – Distribution Agreement, between Players Network and MicroPlay, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 12, 2008)

10.6	December 17, 2010 – Series B Preferred Stock and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

10.7	December 17, 2010 – Investor’s Rights Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

10.8***	March 1, 2011 – Employment Agreement for Peter Heumiller (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on March 10, 2011)

10.9	May 3, 2012 – Promissory Note (First Asher Note) (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.10	May 3, 2012 – Securities Purchase Agreement (First Asher Note) (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.11	July 10, 2012 – Promissory Note (Second Asher Note) (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.12	July 10, 2012 – Securities Purchase Agreement (Second Asher Note) (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.13	September 6, 2012 – Promissory Note (Third Asher Note) (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.14	September 6, 2012 – Securities Purchase Agreement (Third Asher Note) (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.15	August 9, 2012 – Promissory Note (Continental) (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.16	August 9, 2012 – Note & Warrant Purchase Agreement (Continental) (incorporated by reference to Exhibit 10.8 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.17	August 9, 2012 – Amendment to Promissory Note (Continental) (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.18	November 7, 2012 – Promissory Note (Dutchess Opportunity Fund, II, LP) (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.19	November 7, 2012 – Investment Agreement (Dutchess Opportunity Fund, II, LP) (incorporated by reference to Exhibit 10.10 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.20	November 7, 2012 – Registration Rights Agreement (Dutchess Opportunity Fund, II, LP) (incorporated by reference to Exhibit 10.12 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2012)

10.21	December 12, 2012 – Promissory Note (Fourth Asher Note) (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2014)

10.22	December 12, 2012 – Securities Purchase Agreement (Fourth Asher Note) (incorporated by reference to Exhibit 10.22 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2014)

10.23	January 11, 2013 – Promissory Note (Fifth Asher Note) (incorporated by reference to Exhibit 10.23 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2014)

10.24	January 11, 2013 – Securities Purchase Agreement (Fifth Asher Note) (incorporated by reference to Exhibit 10.24 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2014)

10.25	February 19, 2013 – Promissory Note (Sixth Asher Note) (incorporated by reference to Exhibit 10.25 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2014)

10.26	February 19, 2013 – Securities Purchase Agreement (Sixth Asher Note) (incorporated by reference to Exhibit 10.26 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2014)

10.27	March 13, 2013 – Promissory Note (JMJ Financial 1) (incorporated by reference to Exhibit 10.27 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 12, 2014)

10.28	April 30, 2013 – Assignment and Assumption Agreement (Continental Equities, LLC and John David Roberts) (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 13, 2013)

10.29	May 8, 2013 – Promissory Note (Seventh Asher Note) (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 13, 2013)

10.30	May 8, 2013 – Securities Purchase Agreement (Seventh Asher Note) (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 13, 2013)

10.31	July 1, 2013 – Subscription Agreement between the Company and the John David Roberts (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2013)

10.32	July 1, 2013 – Warrant Agreement between the Company and the John David Roberts (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2013)

10.33	July 8, 2013 – Amendment to Investment Agreement by and between Players Network and Dutchess Opportunity Fund II, LP (incorporated by reference to Exhibit 10.19 of the Form S-1 filed with the Securities and Exchange Commission by Players Network on July 24, 2013)

10.34	July 30, 2013 – Promissory Note (Eighth Asher Note) (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2013)

10.35	July 30, 2013 – Securities Purchase Agreement (Eighth Asher Note) (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2013)

10.36	August 18, 2013 – Subscription Agreement between the Company and the Ralph Senesky (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 19, 2013)

10.37	November 22, 2013 – Standstill Agreement with JMJ Financial (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 18, 2013)

10.38	December 2, 2013 – Asher Enterprises confirmation of satisfaction of debt letter (Sixth Asher Note) (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 18, 2013)

10.39	December 3, 2013 – Subscription Agreement between the Company and the Lyle A. Berman Irrevocable Trust (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 18, 2013)

10.40	December 3, 2013 – Warrant Agreement between the Company and the Lyle A. Berman Irrevocable Trust (incorporated by reference to Exhibit 4.3 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 18, 2013)

10.41	December 16, 2013 – Asher Enterprises confirmation of satisfaction of debt letter (Seventh Asher Note) (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 18, 2013)

10.42	October 28, 2013 – Form of Promissory Note (Ninth Asher Note) (incorporated by reference to Exhibit 10.42 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on April 8, 2014)

10.43	October 28, 2013 – Form of Securities Purchase Agreement (Ninth Asher Note) (incorporated by reference to Exhibit 10.43 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on April 8, 2014)

10.44	December 16, 2013 – Asher Enterprises confirmation of satisfaction of debt letter (Fifth Asher Note) (incorporated by reference to Exhibit 10.44 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on April 8, 2014)

10.45	Convertible Redeemable Note with GEL Properties, LLC (First GEL Note), January 8, 2014 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.46	Collateralized Secured Back End Note with GEL Properties, LLC (First GEL Note), January 8, 2014 (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.47	Convertible Redeemable Back End Note with GEL Properties, LLC (First GEL Note), January 8, 2014 (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.48	Securities Purchase Agreement with GEL Properties, LLC (First GEL Note), January 8, 2014 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.49	Convertible Redeemable Note with LG Capital Funding, LLC (First LG Capital Note), January 8, 2014 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.50	Collateralized Secured Back End Note with LG Capital Funding, LLC (First LG Capital Note), January 8, 2014 (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.51	Convertible Redeemable Back End Note with LG Capital Funding, LLC (First LG Capital Note), January 8, 2014 (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.52	Securities Purchase Agreement with LG Capital Funding, LLC (First LG Capital Note), January 8, 2014 (incorporated by reference to Exhibit 10.8 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.53	Subscription Agreement (W. Elsaesser), January 21, 2014 (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.54	Subscription Agreement (E. Winfield), January 23, 2014 (incorporated by reference to Exhibit 10.10 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.55	Subscription Agreement (I. Zalcberg), January 30, 2014 (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.56	Warrant Agreement (I. Zalcberg), January 30, 2014 (incorporated by reference to Exhibit 10.12 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.57	Subscription Agreement (I. Zalcberg), March 28, 2014 (incorporated by reference to Exhibit 10.13 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.58	Warrant Agreement (I. Zalcberg), March 28, 2014 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on March 31, 2014)

10.59	Convertible Note with Group 10 Holdings, LLC (First Group 10 Note), May 9, 2014 (incorporated by reference to Exhibit 10.15 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.60	First Amendment to Convertible Note with Group 10 Holdings, LLC (First Group 10 Note), May 9, 2014 (incorporated by reference to Exhibit 10.16 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.61	Convertible Note with Typenex Co-Investment, LLC (First Typenex Note), May 20, 2014 (incorporated by reference to Exhibit 10.17 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.62	Securities Purchase Agreement with Typenex Co-Investment, LLC (First Typenex Note), May 20, 2014 (incorporated by reference to Exhibit 10.18 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.63	Convertible Note with Vista Capital Investments, LLC (First Vista Note), June 2, 2014 (incorporated by reference to Exhibit 10.19 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.64	Convertible Note with WHC Capital, LLC (First WHC Note), June 13, 2014 (incorporated by reference to Exhibit 10.20 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.65	Securities Purchase Agreement with WHC Capital, LLC (First WHC Note), June 13, 2014 (incorporated by reference to Exhibit 10.21 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.66	Warrant Agreement (WHC Capital, LLC), June 13, 2014 (incorporated by reference to Exhibit 10.22 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.67	Subscription Agreement (M. Leivotes), April 8, 2014 (incorporated by reference to Exhibit 10.23 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.68	Warrant Agreement (M. Leivotes), April 8, 2014 (incorporated by reference to Exhibit 10.24 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.69	Stock Option Agreement (E. Henley), April 11, 2014 (incorporated by reference to Exhibit 10.25 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.70	Stock Option Agreement (R. Brown), April 11, 2014 (incorporated by reference to Exhibit 10.26 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 19, 2014)

10.71	August 14, 2014 - Subscription Agreement (R. Donald) (incorporated by reference to Exhibit 10.27 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

10.72	July 15, 2014 - Form of Convertible Redeemable Note with LG Capital Funding, LLC (Third LG Capital Note) (incorporated by reference to Exhibit 10.28 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

10.73	July 15, 2014 - Form of Convertible Redeemable Back End Note with LG Capital Funding, LLC (Third LG Capital Note) (incorporated by reference to Exhibit 10.29 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

10.74	July 15, 2014 - Form of Collateralized Secured Promissory Note with LG Capital Funding, LLC (Third LG Capital Note) (incorporated by reference to Exhibit 10.30 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

10.75	July 15, 2014 - Form of Securities Purchase Agreement with LG Capital Funding, LLC (Third LG Capital Note) (incorporated by reference to Exhibit 10.31 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

10.76	August 19, 2014 - Form of Convertible Promissory Note with WHC Capital, LLC (Second WHC Note) (incorporated by reference to Exhibit 10.32 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

10.77	August 19, 2014 - Form of Securities Purchase Agreement with WHC Capital, LLC (Second WHC Note) (incorporated by reference to Exhibit 10.33 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

10.78	August 14, 2014 - Investment Agreement with R. Donald and Green Leaf Farms Holdings (incorporated by reference to Exhibit 10.34 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

10.79*	October 13, 2014 – Form of Convertible Promissory Note with Tangiers Investment Group, LLC (First Tangiers Note)

10.80*	February 5, 2015 – Form of Amendment to Convertible Promissory Note with Tangiers Investment Group, LLC (First Tangiers Note)

10.81*	October 27, 2014 – Form of Convertible Promissory Note (First KBM Note)

10.82*	October 27, 2014 – Form of Securities Purchase Agreement (First KBM Note)

10.83*	December 3, 2014 – Form of Convertible Promissory Note (Second KBM Note)

10.84*	December 3, 2014 – Form of Securities Purchase Agreement (Second KBM Note)

14.1	Code of Ethics (incorporated by reference to Exhibit 14 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 7, 2010)

21.1*	Subsidiaries

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Mark Bradley, Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Mark Bradley, Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Confidential Treatment Requested

*** Management contract or any other compensatory plan, contract, or arrangement

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Players Network

We have audited the accompanying consolidated balance sheets of Players Network as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Players Network as of December 31, 2014 and 2013, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 15, 2015

PLAYERS NETWORK

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
Assets

Current assets:
Cash	$207,167	$4,696
Deferred television costs	116,454	116,454
Prepaid expenses	3,975	7,775
Total current assets	327,596	128,925

Investments, cost method	–	–
Fixed assets, net	71,271	62,759
Debt issuance costs, net	9,959	3,399

Total Assets	$408,826	$195,083

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$264,723	$624,482
Accrued expenses	180,579	182,351
Deferred revenues	135,000	135,000
Deferred rent obligations	4,432	5,574
Convertible debentures, net of discounts of $537,505 and $53,579 at December 31, 2014 and 2013, respectively	183,998	82,421
Short term debt, currently in default	10,625	35,000
Derivative liabilities	1,417,187	648,298
Total current liabilities	2,196,544	1,713,126

Total Liabilities	2,196,544	1,713,126

Stockholders' (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B convertible preferred stock, $0.001 par value, 10,873,347 shares authorized; 4,349,339 shares issued and outstanding	4,349	4,349
Common stock, $0.001 par value, 600,000,000 shares authorized; 179,271,304 and 138,011,812 shares issued and outstanding at December 31, 2014 and 2013, respectively	179,271	138,012
Additional paid-in capital	25,041,295	21,905,592
Subscriptions payable, consisting of 1,534,929 shares at December 31, 2014 and 2013, respectively	19,238	–
Accumulated (deficit)	(26,848,642)	(23,567,996)
	(1,602,489)	(1,518,043)
Noncontrolling Interest	(185,229)	–
Total Stockholders' (Deficit)	(1,787,718)	(1,518,043)

Total Liabilities and Stockholders' (Deficit)	$408,826	$195,083

The accompanying notes are an integral part of these consolidated financial statements.

PLAYERS NETWORK

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013

Revenue:	$9,347	$1,567

Expenses:
Direct operating costs	256,445	109,966
General and administrative	1,745,417	320,750
Officer salaries	544,472	212,831
Salaries and wages	–	45,854
Depreciation and amortization	27,474	22,945
Total operating expenses	2,573,808	712,346

Net operating loss	(2,564,461)	(710,779)

Other income (expense):
Loss on debt conversions	–	(1,625)
Gain on debt extinguishment	356,835	–
Interest expense	(423,358)	(415,810)
Change in derivative liabilities	(834,891)	(580,888)
Total other income (expense)	(901,414)	(998,323)

Net loss	$(3,465,875)	$(1,709,102)
Less: Net loss attributable to the noncontrolling interest	185,229	–
Net loss attributable to Players Network	$(3,280,646)	$(1,709,102)

Weighted average number of common shares outstanding - basic and fully diluted	158,927,873	97,866,637

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

PLAYERS NETWORK

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

										Total
	Series A		Series B				Additional			Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)

Balance, December 31, 2012	2,000,000	$2,000	4,349,339	$4,349	69,488,757	$69,489	$20,619,590	$–	$(21,858,894)	$(1,163,466)

Shares issued for cash	–	–	–	–	9,800,000	9,800	181,200	–	–	191,000

Shares issued for services	–	–	–	–	9,517,000	9,517	146,238	–	–	155,755

Shares issued for services, related parties	–	–	–	–	950,000	950	15,800	–	–	16,750

Shares issued for compensation, related party	–	–	–	–	14,974,066	14,974	218,213	–	–	233,187

Options granted for services	–	–	–	–	–	–	18,413	–	–	18,413

Options granted for compensation, related party	–	–	–	–	–	–	23,937	–	–	23,937

Shares issued for conversion of debts	–	–	–	–	33,281,989	33,282	194,596	–	–	227,878

Adjustments to derivative liability due to debt conversions	–	–	–	–	–	–	487,605	–	–	487,605

Net (loss) for the year ended December 31, 2013									(1,709,102)	(1,709,102)

(continued)

PLAYERS NETWORK

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

										Total
	Series A		Series B				Additional			Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)
Balance, December 31, 2013	2,000,000	$2,000	4,349,339	$4,349	138,011,812	$138,012	$21,905,592	$–	$(23,567,996)	$(1,518,043)

Shares issued for cash	–	–	–	–	7,100,000	7,100	173,900	–	–	181,000

Shares issued for services	–	–	–	–	13,603,061	13,603	365,498	–	–	379,101

Shares issued for services, related parties	–	–	–	–	550,000	550	10,065	–	–	10,615

Shares issued for compensation, related party	–	–	–	–	5,250,000	5,250	142,250	–	–	147,500

Shares issued for conversion of debts	–	–	–	–	15,656,431	15,656	164,340	19,238	–	199,234

Shares cancelled	–	–	–	–	(900,000)	(900)	900	–	–	–

Minority interest in subsidiary sold for cash	–	–	–	–	–	–	220,000	–	–	220,000

Minority interest in subsidiary distributed for services	–	–	–	–	–	–	960,000	–	–	960,000

Options granted for services	–	–	–	–	–	–	40,150	–	–	40,150

Options granted for compensation, related party	–	–	–	–	–	–	217,971	–	–	217,971

Adjustments to derivative liability due to debt conversions	–	–	–	–	–	–	840,629	–	–	840,629

Net (loss) for the year ended December 31, 2014									(3,280,646)	(3,280,646)

Balance, December 31, 2014	2,000,000	$2,000	4,349,339	$4,349	179,271,304	$179,271	$25,041,295	$19,238	$(26,848,642)	$(1,602,489)

The accompanying notes are an integral part of these consolidated financial statements.

PLAYERS NETWORK

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013
Cash flows from operating activities
Net (loss)	$(3,280,646)	$(1,709,102)
Minority interest in net loss	(185,229)	–
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization expense	27,474	22,945
Gain on debt extinguishment	(356,835)	–
Loss on debt conversions	–	1,625
Change in fair market value of derivative liabilities	834,891	580,888
Amortization of convertible note payable discounts	334,951	348,920
Amortization of debt issuance costs	15,190	37,556
Stock issued for services	1,339,100	155,755
Stock issued for compensation, related party	158,115	249,937
Options and warrants granted for services	40,150	18,413
Options and warrants granted for services, related party	217,971	23,937
Decrease (increase) in assets:
Prepaid expenses	3,800	(7,390)
Increase (decrease) in liabilities:
Accounts payable	(2,924)	7,897
Accrued expenses	10,216	(32,335)
Deferred rent obligations	(1,142)	5,574
Net cash used in operating activities	(844,918)	(295,380)

Cash flows from investing activities
Purchase of fixed assets	(35,986)	–
Net cash used in investing activities	(35,986)	–

Cash flows from financing activities
Proceeds from convertible debentures	792,000	235,500
Repayment of long term debt	(87,875)	(117,500)
Payments on debt issuance costs	(21,750)	(11,000)
Proceeds from sale of common stock of subsidiary	220,000	–
Proceeds from sale of common stock	181,000	191,000
Net cash provided by financing activities	1,083,375	298,000

Net increase (decrease) in cash	202,471	2,620
Cash - beginning	4,696	2,076
Cash - ending	$207,167	$4,696

Supplemental disclosures:
Interest paid	$51,586	$18,388
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of debt discounts	$774,627	$206,907
Value of shares issued for conversion of debt	$199,235	$226,253
Value of derivative adjustment due to debt conversions	$840,629	$487,605
Cancellation of shares of common stock, 900,000 shares	$900	$–

The accompanying notes are an integral part of these consolidated financial statements.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Players Network (Stock Symbol: PNTV) was incorporated in the State of Nevada in March of 1993. Our business for most of our existence has been the ownership and operation of a digital 24-hour Video On Demand and Broadband gaming and entertainment television network called “PLAYERS NETWORK,” which specializes in producing television and multimedia programming to serve the gaming and entertainment industry. Our programming is broadcast directly into 30 million cable and satellite homes and available worldwide through broadband internet. The Company operates three separate channels, Players Network, which focuses on gaming lifestyle, Vegas On Demand, which involves the Las Vegas lifestyle and entertainment experience, and Sexy Sin City TV which covers the sexy side of Las Vegas.

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

On July 8, 2014, we formed a subsidiary, Green Leaf Farms Holdings, Inc. (“GLFH”), in which we retained 83% ownership, with the remaining 17% held by key experts and advisors. An additional 1.6% was sold to an investor on December 8, 2014, giving PNTV 81.4% ownership and minority interests ownership of 18.6% as of December 31, 2014. The subsidiary has been formed as a holding company to potentially own additional subsidiaries that may operate medical marijuana related businesses. These additional subsidiaries have yet to be formed, and, or, acquired, with the exception of Green Leaf Medical, LLC (“GLML”), which was formed on July 18, 2014 and has no activity to date. We had applied for a Medical Marijuana Dispensary special use permit with the City of Las Vegas, and Cultivation and Processing special use permits in North Las Vegas and a license for all permits in the State of Nevada, and have currently been granted the two special use permits in North Las Vegas, however there can be no assurance we will be able to conduct these operations. As such, there is a risk that we may not be able to expand our operations into this field as intended.

Basis of Accounting

Our consolidated financial statements are prepared using the accrual method of accounting as generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission (SEC).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity(2)	Incorporation	Relationship	Reference
Players Network(1)	Nevada	Parent	PNTV
Green Leaf Farms Holdings, Inc.(2)	Nevada	Subsidiary	GLFH
Green Leaf Medical, LLC(3)(4)	Nevada	Subsidiary	GLML

_______________

(1)Players Network entity is in the form of a Corporation.

(2)Majority-owned subsidiary formed on July 8, 2014, in which PNTV retained 83% ownership, with the remaining 17% held by key experts and advisors. An additional 1.6% was sold to an investor on December 8, 2014, giving PNTV 81.4% ownership and minority interests ownership of 18.6% as of December 31, 2014.

(3)Wholly-Owned subsidiary of GLFH formed for prospective purposes, but has not incurred any income or expenses to date.

(4)Entity formed for prospective purposes, but has not incurred any income or expenses to date.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, PNTV and subsidiaries, GLFH and GLML will be collectively referred to herein as the “Company”, “Players Network” or “PNTV”. The Company's headquarters are located in Las Vegas, Nevada and substantially all of its customers are within the United States.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Segment Reporting

Under FASB ASC 280-10-50, the Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

PNTV maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2014 and 2013.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from video production services on a project basis and subscriptions for video content. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. We had no debts expense during the years ended December 31, 2014 and 2013, respectively.

Cost Method of Accounting for Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Our investments which are accounted for on the cost method of accounting have been completely impaired previously, and no impairment expense was recognized during the years ended December 31, 2014 or 2013.

Deferred Television Costs

Deferred television costs included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company recognized $95,000 of revenues on November 1, 2012 with the completion of the first of three pilot episodes; and accordingly, recognized $75,617 of expenses related to the development of the pilot. The remaining $135,000 of revenues, and corresponding $116,454 of deferred television costs, were deferred and will be recognized upon completion and delivery of the remaining content. We also delivered a series of ‘webisodes’ and miscellaneous footage in June of 2014, however, the recipient refused to accept the modification of the terms and we had to reverse the recognition and defer the revenue and related television costs as of December 31, 2014.

Deferred television costs consist of the following at December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013
Development and pre-production costs	$–	$–
In-production	68,264	68,264
Post production	48,190	48,190
Total deferred television costs	$116,454	$116,454

Due to practical limitations applicable to monetizing our developed content over On-Demand networks, the Company has not considered collectability of advertising or television license revenues to be reasonably assured, and accordingly, the Company has expensed production costs related to the development of our On-Demand and internet-based content as incurred.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company did not recognize any impairment losses on the disposal of fixed assets during the years ended December 31, 2014 and 2013.

Debt Issuance Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The Company paid $21,750 and $11,000 of debt issuance costs during the years ended December 31, 2014 and 2013, respectively, of which the unamortized balance of debt issuance costs at December 31, 2014 and 2013 was $9,959 and $3,399, respectively. Amortization of debt issuance costs charged to interest expense was $15,190 and $37,556 for the years ended December 31, 2014 and 2013, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred revenues consist of the following at December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013

Deferred revenues on television pilot episodes	$135,000	$135,000

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $147,145 and $11,684 for the years ended December 31, 2014 and 2013, respectively.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had no capitalized website development costs during the years ended December 31, 2014 and 2013 related to its internet television platforms pursuant to the development stage.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2014 and 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $1,755,336 and $449,667 for the years ended December 31, 2014 and 2013, respectively.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($26,848,642), and as of December 31, 2014, the Company’s current liabilities exceeded its current assets by $1,868,948 and its total liabilities exceeded its total assets by $1,787,718. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Related Party

Officers

On August 31, 2014, the Company granted a $50,000 bonus to the Company’s CEO, which was mutually modified down to $23,000 at year-end.

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

Officer compensation expense was $544,472 and $212,831 at December 31, 2014 and 2013, respectively. The balance owed was $228 and $4,725 at December 31, 2014 and 2013, respectively.

Board of Directors

On August 18, 2014, the Company issued 350,000 shares of restricted common stock to one of its Directors as a compensation bonus. The total fair value of the common stock was $6,755 based on the closing price of the Company’s common stock on the date of grant.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2014 and 2013, respectively:

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$207,167	$–	$–
Total assets	207,167	–	–
Liabilities
Convertible debentures, net of discounts of $537,505	–	–	183,998
Short term debt	–	10,625	–
Derivative liability	–	–	1,417,187
Total liabilities	–	10,625	1,601,185
	$207,167	$(10,625)	$(1,601,185)

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$4,696	$–	$–
Total assets	4,696	–	–
Liabilities
Convertible debentures, net of discounts of $53,579	–	–	82,421
Short term debt	–	35,000	–
Derivative liability	–	–	648,298
Total liabilities	–	35,000	730,719
	$4,696	$(35,000)	$(730,719)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2014 and 2013.

Level 2 liabilities consist of a short term, unsecured, promissory note. No fair value adjustment was necessary during the years ended December 31, 2014 and 2013.

Level 3 liabilities consist of a total of $721,503 and $136,000 of convertible debentures and the related derivative liability as of December 31, 2014 and 2013, respectively. A discount of $537,505 and $53,579 was recognized at December 31, 2014 and 2013, respectively.

Note 5 – Subsidiary Formation

On July 8, 2014, we formed a subsidiary, Green Leaf Farms Holdings, Inc. (“GLFH”), in which we retained 83% ownership, with the remaining 17% held by key experts and advisors, of which 16% was distributed to individuals as compensation for their services, including 3% to Mr. Bradley, CEO and 1% to Mr. Berk, President of Programming, and an additional 1% was sold to one of those individuals for $60,000. An additional 1.6% was sold to an investor on December 8, 2014, giving PNTV 81.4% ownership and minority interests ownership of 18.6% as of December 31, 2014. The subsidiary has been formed as a holding company to potentially own additional subsidiaries that may operate medical marijuana related businesses. These additional subsidiaries have yet to be formed, and, or, acquired, with the exception of Green Leaf Medical, LLC (“GLML”), which was formed on July 18, 2014 and has no activity to date. We had applied for a Medical Marijuana Dispensary special use permit with the City of Las Vegas, and Cultivation and Processing special use permits in North Las Vegas and a license for all permits in the State of Nevada, and have currently been granted the two special use permits in North Las Vegas, however there can be no assurance we will be able to conduct these operations. As such, there is a risk that we may not be able to expand our operations into this field as intended.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Investments

On May 11, 2011, we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We acquired the interests in exchange for $25,499 that was in turn spent on the development of a promotional video that was to be distributed on our website. In addition, we agreed to pay a license fee of 20% of the adjusted gross revenues that we were to earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date. On March 23, 2011 and April 20, 2011 we then loaned $19,000 and $1,000, respectively, to ICI on an unsecured convertible promissory note carrying a 6% interest rate, maturing on May 11, 2012. In accordance with ASC 310-10-35-17, we applied normal loan review procedures and determined it was probable all amounts due from our loan would not be collected due to the financial condition of the debtor. As a result, we recognized impairment of $20,000 in 2011. On November 1, 2012, the Company elected to convert the total note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. Both the investments and the note receivable had been written off as impaired in 2011 due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are no longer on the balance sheets as of December 31, 2014 and 2013.

Note 7 – Fixed Assets

Fixed assets consist of the following at December 31, 2014 and 2013, respectively:

	December 31,
	2014	2013
Office equipment	$48,884	$12,898
Website development costs	99,880	99,880
Furniture and fixtures	2,730	2,730
	151,494	115,508
Less accumulated depreciation	(80,223)	(52,749)
	$71,271	$62,759

Depreciation and amortization expense totaled $27,474 and $22,945 for the years ended December 31, 2014 and 2013, respectively.

Note 8 – Accrued Expenses

Accrued expenses included the following as of December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013
Customer Deposits	$–	$13,500
Accrued Payroll, Officers	228	19,020
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	45,117	14,597
	$180,579	$182,351

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Convertible Debentures

Convertible debentures consist of the following at December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013
On December 15, 2014, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note with a face value of $64,000 that carries an 8% interest rate (“Second KBM Note”), which matures on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 25 million shares of common stock for potential conversions.	$64,000	$–

On November 5, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note with a face value of $104,000 that carries an 8% interest rate (“First KBM Note”), which matures on July 29, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 43 million shares of common stock for potential conversions.	104,000	–

On October 13, 2014, the Company received net proceeds of $70,000 in exchange for an unsecured convertible promissory note with a face value of $75,250 that carries an 8% interest rate (“First Tangiers Note”), which matures on October 13, 2015. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.	75,250	–

On September 22, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $38,500 (“Second Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $3,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	38,500	–

(continued)

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2014	2013
On August 19, 2014, the Company received net proceeds of $40,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“Second WHC Note”), which matures on August 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty seven and a half percent (57.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 12 million shares of common stock for potential conversions.	45,000	–

On July 15, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $37,500 (“Third LG Note”), which matures on March 15, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date if received after 4PM Eastern Standard Time. The note also carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $37,500, less $1,750 of debt issuance costs and $3,500 in due diligence fees, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 60% while that “Chill” is in effect. The Company paid total debt issuance cost of $2,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 9,513,000 shares of common stock for potential conversions.	37,500	–

On June 13, 2014, the Company received net proceeds of $75,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“First WHC Note”), which matures on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. In addition, the Company issued warrants to purchase 1.5 million shares of the Company’s common stock at a strike price of $0.05 per share exercisable over three years from the date of issuance. On December 26, 2014, the note holder elected to convert a total of $10,000 of principal in exchange for 1,501,502 shares of common stock. The Company must at all times reserve at least 24 million shares of common stock for potential conversions.	70,000	–

(continued)

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2014	2013
On June 2, 2014, the Company received net proceeds of $50,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $55,000 (“First Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On December 10, 2014, the note holder elected to convert a total of $9,238 of principal in exchange for 1,415,571 shares of common stock, that were subsequently issued on January 5, 2015. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	45,762	–

On May 20, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note, bearing interest at 10% annually, with a face value of $113,000 (“First Typenex Note”), which matures on May 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the three (3) lowest (“Trading Prices”), whereby Trading Price is defined as the volume weighted average price (“VWAP”) of the Company’s common stock over the fifteen (15) trading days prior to the conversion request date. If the arithmetic average of the three (3) lowest Trading Prices is less than $0.01, then the Conversion Factor will be reduced to 60%. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 125% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $10,000 Original Issue Discount, and loan origination costs of $3,000, that are being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 24, 2014 and December 26, 2014, the note holder elected to convert a total of $35,000 of principal in exchange for 2,587,759 shares of common stock, of which 784,929 shares, representing $10,000 of principal, was subsequently issued on January 2, 2015. The Company must at all times reserve at least three times the number of shares equal to the outstanding balance divided by the conversion price, but in any event not less than 22 million shares of common stock for potential conversions.	78,000	–

On May 9, 2014, the Company received $50,000 in exchange for an unsecured convertible promissory note that carries a 12% interest rate (“First Group 10 Note”), which matures on May 8, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of (a) fifty eight percent (58%) of the average of the two lowest closing bid prices of the Company’s common stock for the seventeen (17) trading days prior to the conversion notice date, or (b) four and a half cents ($0.045) per share. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 10, 2014 and December 1, 2014, the note holder elected to convert a total of $30,000 of principal in exchange for 2,796,907 shares of common stock. The Company must at all times reserve at least 20 million shares of common stock for potential conversions.	20,000	–

(continued)

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2014	2013
On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matures on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	35,000	–

On April 17, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Fourth JMJ Note”), which matures on April 16, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 60 million shares of common stock for potential conversions.	44,000	–

On February 20, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Third JMJ Note”), which matures on February 19, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure.	44,000	–

On January 8, 2014, the Company received net proceeds of $21,750 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $25,500 (“First GEL Note”), which matures on October 8, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two (2) lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $25,500, less $3,250 of debt issuance costs, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,250 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between August 13, 2014 and September 23, 2014, the note holder elected to convert a total of $25,500 of principal and $1,428 of interest in exchange for 2,755,192 shares of common stock in complete satisfaction of the debt. The Company had to reserve at least 6 million shares of common stock for potential conversions.	–	–

(continued)

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2014	2013
On January 8, 2014, the Company received net proceeds of $21,750 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $25,500 (“First LG Note”), which matures on October 8, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two (2) lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $25,500, less $3,250 of debt issuance costs, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,250 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 6 million shares of common stock for potential conversions. On July 7, 2014, the Company repaid $34,736 on the First LG Note, consisting of $25,500 of principal and $9,236 of interest and prepayment penalties. The convertible promissory note was subsequently cancelled as paid in full. The principal and interest was subsequently repaid in full prior to maturity with a cash payment of $34,736, consisting of $25,500 of principal and $9,236 of interest and prepayment penalties, on July 2, 2014 out of the proceeds from the June 26, 2014 convertible debt financing received from WHC Capital, LLC (“First WHC Note”).	–	–

Unsecured $12,500 convertible promissory note originated on October 28, 2013, carries an 8% interest rate (“Ninth Asher Note”), and matures on July 30, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty one percent (31%) of the average of the lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $1,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The principal and interest was subsequently repaid in full prior to maturity with a cash payment of $19,240, consisting of $12,500 of principal and $6,740 of interest and prepayment penalties, on May 2, 2014 out of the proceeds from the April 24, 2014 convertible debt financing received from LG Capital Funding, LLC (“Second LG Capital Note”).	–	12,500

Unsecured $25,500 convertible promissory note originated on July 30, 2013, carries an 8% interest rate (“Eighth Asher Note”), and matures on May 1, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty five percent (35%) of the average of the lowest closing bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $2,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The principal and interest was repaid in full prior to maturity with a cash payment of $39,239, consisting of $25,500 of principal and $13,739 of interest and prepayment penalties, on January 31, 2014 out of the proceeds from the January 8, 2014 convertible debt financing received from GEL Properties, LLC (“First GEL Note”).	–	25,500

(continued)

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2014	2013
On June 4, 2013, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matures on June 3, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company amortized the $2,500 original issuance discount over the life of the loan on the straight line method, which approximated the effective interest method. On May 12, 2014, the note holder elected to convert a total of $10,308, consisting of $7,008 of principal and $3,300 of accrued interest, in exchange for 805,058 shares of common stock. The Company must at all times reserve at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure.	20,491	27,500

On March 13, 2013, the Company received net proceeds of $55,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $60,500 (“First JMJ Note”), which matured on March 12, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. On November 27, 2014, an additional $10,000 was added to the principal balance of the note as liquidated damages related to a Standstill Agreement whereby JMJ agreed to refrain from exercising any conversions until February 22, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The principal interest charge of $7,260 is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company recognized $1,881 and $-0- of interest expense related to these debt issuance costs during the three months ended March 31, 2014 and 2013, respectively. The Company amortized the $5,500 original issuance discount over the life of the loan on the straight line method, which approximated the effective interest method. The note holder elected to convert a total of $13,000 of principal in exchange for 1,000,000 shares of common stock on February 24, 2014, and $26,000 of principal in exchange for 2,000,000 shares of common stock on March 14, 2014. Another $27,300 of principal was subsequently converted in exchange for 2,100,000 shares on April 22, 2014, and the final conversion of $11,460 was executed on May 12, 2014, consisting of $4,200 of principal and $7,260 of accrued interest in exchange for 894,942 shares of common stock. The conversions were in accordance with the terms of the note; therefore no gain or loss has been recognized. The Company must at all times reserve at least 60 million shares of common stock for potential conversions.	$–	$70,500

Total convertible debentures	721,503	136,000
Less: unamortized debt discounts	(537,505)	(53,579)
Convertible debentures	$183,998	$82,421

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $818,877 and $206,858 for the variable conversion features of the convertible debts incurred during the years ended December 31, 2014 and 2013, respectively. The discounts, including Original Issue Discounts of $44,250 and $8,500 during the years ended December 31, 2014 and 2013, respectively, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $334,951 and $348,920 of interest expense pursuant to the amortization of the note discounts during the years ended December 31, 2014 and 2013, respectively.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, a total of $21,750 and $11,000 of loan origination costs were incurred pursuant to the closings of convertible debentures during the years ended December 31, 2014, and 2013, respectively, which are being amortized to interest expense over the term of the debentures using the straight line method, which approximates the effective interest method. The Company recorded $15,190 and $37,556 of interest expense pursuant to the amortization of the loan origination costs during the years ended December 31, 2014 and 2013, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $71,134 and $37,364 for the years ended December 31, 2014 and 2013, respectively related to convertible debts.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Short Term Debt

Short-term debt consists of the following at December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013
4% unsecured debenture, due June 7, 2012. Currently in default. On June 2, 2014, the Company and the lender entered into a settlement agreement whereby the note will be considered satisfactorily paid in full with the successful payment of four equal payments of $8,125 made in quarterly periods, of which the first three payments were delivered on June 27, 2014, August 26, 2014 and November 17, 2014, respectively, and one final payment was subsequently paid on February 2, 2015.	$10,625	$35,000

The Company recorded interest expense pursuant to the stated interest rate on the above promissory note in the amount of $1,090 and $1,400 at December 31, 2014 and 2013, respectively.

The following presents components of interest expense by instrument type at December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013
Interest on convertible debentures	$71,134	$37,364
Amortization of discount on convertible debentures	334,951	348,420
Amortization of debt issuance costs	15,190	27,556
Interest on short term debt	1,090	1,400
Accounts payable related finance charges	993	1,070
	$423,358	$415,810

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $1,417,187 and $648,298 at December 31, 2014 and 2013, respectively. The change in fair value of the derivative liabilities resulted in a loss of $834,891 and $580,888 for the years ended December 31, 2014 and 2013, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $834,891 for the year ended December 31, 2014 consisted of a loss of $660,260 due to the value in excess of the face value of the convertible notes, a gain of $26,480 attributable to the fair value of preferred stock, a gain of $284,388 attributable to the fair value of warrants and a net loss in market value of $485,499 on the convertible notes. The loss of $580,888 for the year ended December 31, 2013 consisted of a loss of $153,314 due to the value in excess of the face value of the convertible notes, a loss of $6,150 attributable to the fair value of preferred stock, a loss of $372,330 attributable to the fair value of warrants and a net loss in market value of $49,094 on the convertible notes.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the derivative liability value by instrument type at December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013
Convertible debentures	$1,301,032	$221,275
Common stock warrants	110,756	395,144
Convertible preferred stock	5,399	31,879
	$1,417,187	$648,298

The following is a summary of changes in the fair market value of the derivative liability during the years ended December 31, 2014 and 2013, respectively:

Derivative
Liability
Total
Balance, December 31, 2012	$356,608
Increase in derivative value due to issuances of convertible promissory notes	351,721
Increase in derivative value attributable to tainted warrants	122,062
Change in fair market value of derivative liabilities due to the mark to market adjustment	305,512
Debt conversions	(487,605)
Balance, December 31, 2013	$648,298
Increase in derivative value due to issuances of convertible promissory notes	1,434,887
Increase in derivative value attributable to issuance of warrants	20,633
Change in fair market value of derivative liabilities due to the mark to market adjustment	153,998
Debt conversions	(840,629)
Balance, December 31, 2014	$1,417,187

Key inputs and assumptions used to value the convertible debentures and warrants issued during the year ended December 31, 2014 and the year ended December 31, 2013:

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 2, 2014, the Company and the Series B Preferred Shareholder entered into a settlement agreement whereby an outstanding $35,000 promissory note was satisfied with the successful payment of $32,500, consisting of four equal payments of $8,125, of which the first three payments were delivered on June 27, 2014, August 26, 2014 and November 17, 2014, respectively, and one final payment was subsequently paid on February 2, 2015. Upon successful payment of the settlement obligations, the shareholder had agreed to convert his 4,349,339 shares of Convertible Series B Preferred shares into 4,349,339 shares of common stock, which subsequently occurred on March 31, 2015. Pursuant to the settlement agreement, the shareholder’s preferential voting rights were suspended during the payment period.

Preferred Stock

No preferred shares were issued during the years ended December 31, 2014 and 2013.

Common Stock Authorized

The Company amended its Articles of Incorporation on April 29, 2013 to increase the authorized shares of common stock from 150,000,000 shares to 600,000,000 shares, of which 214,549,534 shares were issued and outstanding and 185,020,315 shares were reserved as of March 31, 2015.

Common Stock Sales (2014)

On December 8, 2014, the Company’s subsidiary sold 1.6% of its equity in the subsidiary in exchange for proceeds of $160,000.

On August 14, 2014, the Company’s subsidiary sold 1% of its equity in the subsidiary in exchange for proceeds of $60,000.

On August 14, 2014, the Company sold 2,500,000 shares of its common stock in exchange for proceeds of $50,000. The shares were subsequently issued on October 23, 2014.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Issuances for Debt Conversions (2014)

On December 30, 2014, the Company recorded a subscriptions payable for the conversion of $10,000 of principal on the First Typenex Note. The Company subsequently issued 784,929 shares on January 2, 2015. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On December 26, 2014, the Company issued 1,501,502 shares of common stock pursuant to the conversion of $10,000 of principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On December 10, 2014, the Company recorded a subscriptions payable for the conversion of $9,238 of principal on the First Vista Note. The Company subsequently issued 750,000 shares on January 5, 2015. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On December 9, 2014, the Company issued 767,990 shares of common stock pursuant to the conversion of $10,000 of principal on the First Typenex Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On December 1, 2014, the Company issued 907,441 shares of common stock pursuant to the conversion of $10,000 of principal on the First Group 10 Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On November 24, 2014, the Company issued 1,034,840 shares of common stock pursuant to the conversion of $15,000 of principal on the First Typenex Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Issuances for Services (2014)

On December 18, 2014, the Company issued 400,300 shares of restricted common stock for professional services provided. The total fair value of the common stock was $9,687 based on the closing price of the Company’s common stock on the date of grant.

On December 18, 2014, the Company issued 500,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $12,100 based on the closing price of the Company’s common stock on the date of grant.

On December 18, 2014, the Company issued 350,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $8,470 based on the closing price of the Company’s common stock on the date of grant.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 15, 2014, the Company granted 99,700 shares of restricted common stock for professional services provided. The total fair value of the common stock was $2,952 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on December 18, 2014.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Cancellations (2014)

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Common Stock Options

Common Stock Options Granted (2014)

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

On March 1, 2014, the Company’s Board of Directors granted 600,000 common stock options as compensation for services to a consultant. The options vest ratably in monthly increments over six (6) months beginning April 1, 2014. The options are exercisable until March 1, 2017 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 247% and a call option value of $0.0273, was $16,365. The options are being re-measured and expensed over the vesting period. The Company recognized $16,365 of stock based compensation expense during the year ended December 31, 2014.

On March 1, 2014, the Company’s Board of Directors granted 600,000 common stock options as compensation for services to another consultant. The options vest ratably in monthly increments over six (6) months beginning April 1, 2014. The options are exercisable until March 1, 2017 at an exercise price of $0.08 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 247% and a call option value of $0.0273, was $16,365. The options are being re-measured and expensed over the vesting period. The Company recognized $16,365 of stock based compensation expense during the year ended December 31, 2014.

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

Common Stock Options Cancelled (2014 and 2013)

No options or were cancelled during the years ended December 31, 2014 and 2013.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Options Expired (2014)

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

Common Stock Options Exercised (2014 and 2013)

No options were exercised during the years ended December 31, 2014 and 2013.

The following is a summary of information about the Common Stock Options outstanding at December 31, 2014.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.04 – $0.08	11,300,000	2.72 years	$0.05	11,300,000	$0.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2014	2013

Average risk-free interest rates	0.33%	0.25%
Average expected life (in years)	2.92	2.00
Volatility	248%	177%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During 2014 and 2013, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2014 and 2013 was approximately $0.05 and $0.08 per option, respectively.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2012	6,415,000	$0.18
Options expired	(3,825,000)	(0.17)
Options cancelled	–	–
Options granted	1,150,000	0.08
Options exercised	–	–

Balance, December 31, 2013	3,740,000	0.17
Options expired	(2,140,000)	(0.23)
Options cancelled	–	–
Options granted	9,700,000	0.05
Options exercised	–	–

Balance, December 31, 2014	11,300,000	$0.05

Exercisable, December 31, 2014	11,300,000	$0.05

The Company expensed $258,122 and $42,350 from the amortization of common stock options during the years ended December 31, 2014 and 2013, respectively.

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

Series B Preferred Stock Warrants Granted

No series B preferred stock warrants were granted during the years ended December 31, 2014 and 2013.

Series B Preferred Stock Warrants Cancelled

No series B preferred stock warrants were cancelled during the years ended December 31, 2014 and 2013.

Series B Preferred Stock Warrants Expired

All outstanding series B preferred stock warrants, representing 4,349,339 series B preferred stock warrants, expired during the year ended December 31, 2013.

Series B Preferred Stock Warrants Exercised

No series B preferred stock warrants were exercised during the years ended December 31, 2014 and 2013.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information about the Series B Preferred Stock Warrants outstanding at December 31, 2014.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$-0-	-0-	-0-	$-0-	-0-	$-0-

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series B preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series B preferred stock warrants. During 2014 and 2013, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The following is a summary of activity of outstanding series B preferred stock warrants:

Weighted
Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2012	4,349,339	$0.41
Options expired	(4,349,339)	(0.41)
Options cancelled	–	–
Options granted	–	–
Options exercised	–	–

Balance, December 31, 2013	–	–
Options expired	–	–
Options cancelled	–	–
Options granted	–	–
Options exercised	–	–

Balance, December 31, 2014	–	$–

Exercisable, December 31, 2014	–	$–

Note 16 – Common Stock Warrants

Common Stock Warrants Granted (2014)

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Warrants Cancelled

No warrants were cancelled during the years ended December 31, 2014 and 2013.

Common Stock Warrants Expired (2014)

On April 18, 2014, a total of 869,565 warrants held by the Company’s CEO expired. The expiration of the warrants had no impact on the current period operations.

Common Stock Warrants Expired (2013)

During the year ended December 31, 2013, a total of 3,275,000 warrants expired. The expiration of the warrants had no impact on the current period operations.

Common Stock Warrants Exercised

No warrants were exercised during the years ended December 31, 2014 and 2013.

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2014.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.04 - $0.18	14,150,000	5.93 years	$0.05	14,150,000	$0.05

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2014	2013

Average risk-free interest rates	0.33%	0.32%
Average expected life (in years)	1.59	9.71
Volatility	248%	190%

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During 2014 and 2013, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2014 and 2013 was approximately $0.06 and $0.04 per warrant, respectively.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2012	4,794,565	$0.33
Warrants expired	(3,275,000)	(0.34)
Warrants cancelled	–	–
Warrants granted	8,800,000	0.04
Warrants exercised	–	–

Balance, December 31, 2013	10,319,565	0.08
Warrants expired	(869,565)	(0.41)
Warrants cancelled	–	–
Warrants granted	4,700,000	0.06
Warrants exercised	–	–

Balance, December 31, 2013	14,150,000	$0.05

Exercisable, December 31, 2013	14,150,000	$0.05

Note 17 – Gain on Debt Extinguishment

The Company recognized debt forgiveness in the total amount of $356,835 and $-0- during the years ended December 31, 2014 and 2013, respectively, as presented in other income within the Statements of Operations.

On January 6, 2014, we settled outstanding trade accounts payable in the total amount of $349,670 with a payment of $10,000. The creditor forgave the remaining $339,670. An additional $1,540 of trade accounts payable was forgiven from another creditor on February 24, 2014, with the payment of $385, resulting in a $1,155 gain on settlement, along with another debt forgiveness of $2,510 on June 12, 2014, as forgiven by our former transfer agent, and $13,500 of customer deposits. All of these debt settlements were included in the $356,835 gain on debt settlements amount as presented in other income at December 31, 2014.

Note 18 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2014 and 2013, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2014, the Company had approximately $18,400,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$6,440,000	$5,348,700

Net deferred tax assets before valuation allowance	$6,440,000	$5,348,700
Less: Valuation allowance	(6,440,000)	(5,348,700)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2014 and 2013, respectively.

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

Future minimum lease payments required under operating leases according to our fiscal year-end are as follows:

Year Ending
December 31,	Amount
2015	$37,407
2016	25,530
Thereafter	–
$62,937

Rent expense was $35,123 and $39,636 for the years ended December 31, 2014 and 2013, respectively.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Concentrations in Sales to Few Customers

The largest two customers accounted for 69% and 82% of revenues for the year ended December 31, 2014 and 2013, respectively. An adverse change in the Company’s relationship with these customers could negatively affect the Company’s revenues and their results of operations.

Note 22 – Company is Dependent on Few Major Suppliers

The Company is dependent on third-party vendors for all of its video content production and services. In 2014 and 2013, purchases from the Company’s two largest vendors accounted for approximately 77% and 71% of direct operating costs, respectively. The Company is dependent on the ability of its vendors to provide services and content on a timely basis and on favorable pricing terms. The loss of certain suppliers could have a material adverse effect on the Company. The Company believes that its relationships with its suppliers are satisfactory.

Note 23 – Non-Controlling Interest

Non-controlling interest represented the 17% interest in the subsidiary held amongst eleven individuals, of whom the Company’s CEO, Mark Bradley and the Company’s President of Programming, Michael Berk own 3% and 1%, respectively, through December 8, 2014. On December 9, 2014, one of the non-officer, minority investors exercised an option to purchase an additional 1.6% interest in the Company’s subsidiary from the parent in exchange for proceeds of $160,000, thereby increasing the minority interest in the subsidiary to 18.6% amongst the same individuals. The net loss attributable to the non-controlling interest totaled $185,229 during the year ended December 31, 2014.

Effects of changes in Players Network’s ownership interest in its subsidiary during the year ended December 31, 2014 are as follows:

December 31,
2014

Net loss attributable to parent	$(904,306)
Transfers to the non-controlling interest:
Increase in parent’s paid-in capital for sale of 1% interest in subsidiary	60,000
Increase in parent’s paid-in capital for exchange of 16% interest in subsidiary for services	960,000
Increase in parent’s paid-in capital for sale of 1.6% interest in subsidiary	160,000
Net transfers to the non-controlling interest	1,180,000
Change from net loss attributable to the parent and transfers to the non-controlling interest	$275,694

Note 24 – Subsequent Events

Convertible Debenture Proceeds

On March 11, 2015, the Company received net proceeds of $70,000 in exchange for a 12% interest bearing, unsecured convertible promissory note dated March 2, 2015 with a face value of $75,000 (“First JSJ Note”), which matures on September 2, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of: (i) 58% of the average of the two (2) lowest closing prices over the 10 days prior to conversion; or (ii) 58% of the average of the two (2) lowest closing prices over the 10 days prior to the execution of the note (which was $0.008932). The note includes prepayment cash redemption penalties between 25% and 40% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 30 million shares of common stock for potential conversions.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 5, 2015, the Company received net proceeds of $50,000 with a face value of $53,750 that carries an 8% interest rate (“Second Tangiers Note”), which matures on February 5, 2016. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid, whereby $75,250 was previously advanced with the initial execution of the note on October 13, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.

On January 27, 2015, the Company received $35,000 in exchange for an unsecured convertible promissory note with a face value of $36,750 that carries a 12% interest rate (“Second Group 10 Note”), which matures on January 27, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of (a) fifty-eight percent (58%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of forty-two percent (42%)) or (b) five cents ($0.05). The conversion price is subject to the following adjustments:

iii.	If the market capitalization of the Borrower is less than Three Hundred Thousand Dollars ($300,000) on the day immediately prior to the date of the Notice of Conversion, then the Conversion Price shall be twenty-five percent (25%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of seventy-five percent (75%)); and
iv.	If the closing price of the Borrower’s Common Stock on the day immediately prior to the date of the Notice of Conversion is less than .001 then the Conversion Price shall be twenty-five percent (25%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of seventy-five percent (75%)).

The note carries an eighteen percent (18%) interest rate in the event of default along with a $1,000 penalty per business day commencing the business day following the date of the event of default. The note also includes prepayment cash redemption penalties between up to 15% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $1,750 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 20 million shares of common stock for potential conversions.

Convertible Debenture Repayments

On March 12, 2015, the Company repaid $50,542 on the Third LG Capital Note, consisting of $37,500 of principal and $13,042 of interest and prepayment penalties. The convertible promissory note was subsequently cancelled as paid in full.

On February 2, 2015, the Company repaid the final payment of $8,125 on the David Tice promissory note pursuant to the April 10, 2014 Settlement Agreement, resulting in a gain on debt extinguishment of $6,482. The promissory note was subsequently cancelled as paid in full.

Common Stock Issuances for Debt Conversions

On April 2, 2015, the Company issued 1,975,309 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 1, 2015, the Company issued 2,428,058 shares of common stock pursuant to the conversion of $13,500 of outstanding principal on the First Typenex Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 23, 2015, the Company issued 1,777,778 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 10, 2015, the Company issued 2,000,000 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First Vista Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 10, 2015, the Company issued 1,861,042 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First Typenex Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 24, 2015, the Company issued 2,068,966 shares of common stock pursuant to the conversion of $18,000 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 20, 2015, the Company issued 1,463,557 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First Typenex Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 10, 2015, the Company issued 1,000,000 shares of common stock pursuant to the conversion of $9,685 of outstanding principal on the First Vista Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 5, 2015, the Company issued 1,479,290 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First Typenex Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 2, 2015, the Company issued 1,133,914 shares of common stock pursuant to the conversion of $9,536 of outstanding debt, consisting of $6,000 of principal and $3,536 of interest, on the First Group 10 Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 27, 2015, the Company issued 1,190,477 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 2, 2015, the Company issued 1,415,571 shares of common stock pursuant to the conversion of $14,000 of outstanding principal on the First Group 10 Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Issuances on Subscriptions Payable

On January 5, 2015, the Company issued 750,000 shares of common stock in satisfaction of a subscriptions payable pursuant to the December 10, 2014 conversion of $9,238 of outstanding principal on the First Vista Note.

On January 2, 2015, the Company issued 784,929 shares of common stock in satisfaction of a subscriptions payable pursuant to the December 30, 2014 conversion of $10,000 of outstanding principal on the First Typenex Note.

Common Stock Issuances for Services

On January 25, 2015, the Company issued 500,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $8,200 based on the closing price of the Company’s common stock on the date of grant.

On January 25, 2015, the Company issued 500,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $8,200 based on the closing price of the Company’s common stock on the date of grant.

On January 25, 2015, the Company issued 500,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $8,200 based on the closing price of the Company’s common stock on the date of grant.

On January 25, 2015, the Company issued 500,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $8,200 based on the closing price of the Company’s common stock on the date of grant.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 25, 2015, the Company issued 500,000 shares of restricted common stock for platform development services provided. The total fair value of the common stock was $8,200 based on the closing price of the Company’s common stock on the date of grant.

On January 25, 2015, the Company issued 1,600,000 shares of restricted common stock for video production services provided. The total fair value of the common stock was $26,240 based on the closing price of the Company’s common stock on the date of grant.

On January 25, 2015, the Company issued 1,500,000 shares of common stock to its CEO as compensation for services as a Director. The total fair value of the common stock was $24,600 based on the closing price of the Company’s common stock on the date of grant.

On January 25, 2015, the Company issued 1,500,000 shares of common stock to its President of Programming as compensation for services as a Director. The total fair value of the common stock was $24,600 based on the closing price of the Company’s common stock on the date of grant.

On January 25, 2015, the Company issued 1,500,000 shares of common stock to one of its Directors as compensation for services as a Director. The total fair value of the common stock was $24,600 based on the closing price of the Company’s common stock on the date of grant.

On January 25, 2015, the Company issued 500,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $8,200 based on the closing price of the Company’s common stock on the date of grant.

On January 25, 2015, the Company issued 500,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $8,200 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Issued in Settlement for Series Preferred Stock Cancellation

On March 31, 2015, the Company cancelled 4,349,339 shares of Series B Preferred Stock pursuant to a settlement agreement entered into on April 10, 2014 with Tice Capital, LLC, and issued 4,349,339 shares of common stock in exchange. No additional Series B Preferred shares are outstanding.

Common Stock Options Expired

On February 29, 2015, a total of 450,000 options amongst two option holders with a strike price of $0.08 per share expired.

Common Stock Warrants Expired

On February 14, 2015, a total of 80,000 warrants held by our CEO with a strike price of $0.15 per share expired.

On January 15, 2015, a total of 250,000 warrants with a strike price of $0.15 per share expired.

On January 1, 2015, a total of 300,000 warrants with a strike price of $0.08 per share expired.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYERS NETWORK

By:	/s/ Mark Bradley
Date: April 15, 2015	Mark Bradley, Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of PLAYERS NETWORK, whose signature appears below hereby constitutes and appoints Mark Bradley, such person’s true and lawful attorney-in-fact and agent with full power of substitution and re-substitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2014 (the “Annual Report”) of PLAYERS NETWORK and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Bradley	Director & Chief Executive Officer (Principal	April 15, 2015
Mark Bradley	Executive Officer & Principal Financial Officer)

/s/ Michael Berk	Director	April 15, 2015
Michael Berk

/s/ Doug Miller	Director	April 15, 2015
Doug Miller