Form 10-Q
period 2015-03-31
PLAYERS NETWORK
filed 2015-05-14
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to _________.

Commission file number: 000-29363

(Exact name of registrant as specified in its charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1771 E. Flamingo Road, #201-A Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

(702) 734-3457

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock on May 11, 2015 was 225,848,659.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended March 31, 2015

i

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in our Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual, periodic and current reports and other documents filed or furnished with the Securities and Exchange Commission.

Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer specifically to Players Network.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
Assets	(Unaudited)

Current assets:
Cash	$109,244	$207,167
Deferred television costs	116,454	116,454
Other current assets	57,834	3,975
Total current assets	283,532	327,596

Investments, cost method	–	–
Fixed assets, net	63,735	71,271
Debt issuance costs, net	9,447	9,959

Total Assets	$356,714	$408,826

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$279,887	$264,723
Accrued expenses	187,127	180,579
Deferred revenues	135,000	135,000
Deferred rent obligations	3,972	4,432
Convertible debentures, net of discounts of $439,480 and $537,505 at March 31, 2015 and December 31, 2014, respectively	287,338	183,998
Short term debt	–	10,625
Derivative liabilities	1,175,347	1,417,187
Total current liabilities	2,068,671	2,196,544

Total Liabilities	2,068,671	2,196,544

Stockholders' (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B convertible preferred stock, $0.001 par value, 10,873,347 shares authorized; -0- and 4,349,339 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	–	4,349
Common stock, $0.001 par value, 600,000,000 shares authorized; 210,146,167 and 179,271,304 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	210,146	179,271
Additional paid-in capital	25,610,090	25,041,295
Subscriptions payable, consisting of -0- and 1,534,929 shares at March 31, 2015 and December 31, 2014, respectively	–	19,238
Accumulated (deficit)	(27,347,966)	(26,848,642)
	(1,525,730)	(1,602,489)
Noncontrolling Interest	(186,227)	(185,229)
Total Stockholders' (Deficit)	(1,711,957)	(1,787,718)

Total Liabilities and Stockholders' (Deficit)	$356,714	$408,826

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three
	Months Ended
	March 31,
	2015	2014

Revenue:	$307	$290

Expenses:
Direct operating costs	24,603	46,019
General and administrative	241,297	153,631
Officer salaries	94,345	383,317
Depreciation and amortization	7,536	5,737
Total operating expenses	367,781	588,704

Net operating loss	(367,474)	(588,414)

Other income (expense):
Gain on debt extinguishment	6,482	340,825
Interest expense	(291,591)	(67,660)
Change in derivative liabilities	152,261	(660,326)
Total other income (expense)	(132,848)	(387,161)

Net loss	$(500,322)	$(975,575)
Less: Net loss attributable to the noncontrolling interest	998	–
Net loss attributable to Players Network	$(499,324)	$(975,575)

Weighted average number of common shares outstanding - basic and fully diluted	195,345,677	143,403,016

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.01)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three
	Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net (loss)	$(499,324)	$(975,575)
Minority interest in net loss	(998)	–
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization expense	7,536	5,737
Gain on debt extinguishment	(6,482)	(340,825)
Change in fair market value of derivative liabilities	(152,261)	660,326
Amortization of convertible note payable discounts	258,525	47,808
Amortization of debt issuance costs	5,512	5,351
Stock issued for services	131,483	115,259
Stock issued for compensation, related party	73,800	120,000
Options and warrants granted for services	–	9,024
Options and warrants granted for services, related party	–	217,971
Decrease (increase) in assets:
Other current assets	(53,859)	(2,650)
Increase (decrease) in liabilities:
Accounts payable	15,164	(30,703)
Accrued expenses	14,066	13,087
Deferred rent obligations	(460)	(211)
Net cash used in operating activities	(207,298)	(155,401)

Cash flows from financing activities
Proceeds from convertible debentures	160,000	91,000
Repayment of convertible debentures	(37,500)	(25,500)
Repayment of short term debt	(8,125)	–
Payments on debt issuance costs	(5,000)	(6,500)
Proceeds from sale of common stock	–	125,000
Net cash provided by financing activities	109,375	184,000

Net increase (decrease) in cash	(97,923)	28,599
Cash - beginning	207,167	4,696
Cash - ending	$109,244	$33,295

Supplemental disclosures:
Interest paid	$13,042	$13,739
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of debt discounts	$155,000	$95,000
Value of shares issued for conversion of debt	$126,221	$39,000
Value of derivative adjustment due to debt conversions	$244,579	$420,397

See accompanying notes to financial statements.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The interim condensed consolidated financial statements of Players Network (the “Company”) included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to not make the information presented misleading.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto included in the Company's annual report on Form 10-K filed with the SEC. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity(2)	Incorporation	Relationship	Reference
Players Network(1)	Nevada	Parent	PNTV
Green Leaf Farms Holdings, Inc.(2)	Nevada	Subsidiary	GLFH
Green Leaf Medical, LLC(3) (4)	Nevada	Subsidiary	GLML

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

Deferred Television Costs

Deferred television costs included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company recognized $95,000 of revenues on November 1, 2012 with the completion of the first of three pilot episodes; and accordingly, recognized $75,617 of expenses related to the development of the pilot. The remaining $135,000 of revenues, and corresponding $116,454 of deferred television costs, were deferred and will be recognized upon completion and delivery of the remaining content. We also delivered a series of ‘webisodes’ and miscellaneous footage in the second quarter of 2014, however, the recipient refused to accept the modification of the terms and we had to reverse the recognition and defer the revenue and related television costs as of December 31, 2014.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred television costs consist of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Development and pre-production costs	$–	$–
In-production	68,264	68,264
Post production	48,190	48,190
Total deferred television costs	$116,454	$116,454

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

Deferred revenues consist of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Deferred revenues on television pilot episodes	$135,000	$135,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”), which addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period beginning after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company does not believe that the adoption of ASU 2014-15 will have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

No other new accounting pronouncements, issued or effective during the first quarter of 2015, have had or are expected to have a significant impact on the Company’s financial statements.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($27,347,966), and as of March 31, 2015, the Company’s current liabilities exceeded its current assets by $1,785,139 and its total liabilities exceeded its total assets by $1,711,957. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party

Officers

On February 14, 2015, a total of 80,000 options held by the Company’s CEO expired.

On January 25, 2015, the Company issued 1,500,000 shares of common stock to its CEO as compensation for services as a Director. The total fair value of the common stock was $24,600 based on the closing price of the Company’s common stock on the date of grant.

Officer compensation expense was $94,345 and $383,318 at March 31, 2015 and 2014, respectively. The balance owed was $-0- and $27,948 at March 31, 2015 and 2014, respectively.

Board of Directors

On February 29, 2015, a total of 300,000 options held by one of the Company’s Directors expired.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2015 and December 31, 2014, respectively:

	Fair Value Measurements at March 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$109,244	$–	$–
Total assets	109,244	–	–
Liabilities
Convertible debentures, net of discounts of $439,480	–	–	287,338
Derivative liability	–	–	1,175,347
Total liabilities	–	–	1,462,685
	$109,244	$–	$(1,462,685)

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$207,167	$–	$–
Total assets	207,167	–	–
Liabilities
Convertible debentures, net of discounts of $537,505	–	–	183,998
Short term debt	–	10,625	–
Derivative liability	–	–	1,417,187
Total liabilities	–	10,625	1,601,185
	$207,167	$(10,625)	$(1,601,185)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2015 and the year ended December 31, 2014.

Level 2 liabilities consisted of a short term, unsecured, promissory note. No fair value adjustment was necessary during the three months ended March 31, 2015 and the year ended December 31, 2014.

Level 3 liabilities consist of a total of $726,818 and $721,503 of convertible debentures and the related derivative liability as of March 31, 2015 and December 31, 2014, respectively. A discount of $439,480 and $537,505 was recognized at March 31, 2015 and December 31, 2014, respectively.

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

Note 6 – Investments

On May 11, 2011, we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We acquired the interests in exchange for $25,499 that was in turn spent on the development of a promotional video that was to be distributed on our website. In addition, we agreed to pay a license fee of 20% of the adjusted gross revenues that we were to earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date. On March 23, 2011 and April 20, 2011 we then loaned $19,000 and $1,000, respectively, to ICI on an unsecured convertible promissory note carrying a 6% interest rate, maturing on May 11, 2012. In accordance with ASC 310-10-35-17, we applied normal loan review procedures and determined it was probable all amounts due from our loan would not be collected due to the financial condition of the debtor. As a result, we recognized impairment of $20,000 in 2011. On November 1, 2012, the Company elected to convert the total note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. Both the investments and the note receivable had been written off as impaired in 2011 due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are no longer on the balance sheets as of March 31, 2015 and December 31, 2014.

Note 7 – Fixed Assets

Fixed assets consist of the following at March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014
Office equipment	$48,884	$48,884
Website development costs	99,880	99,880
Furniture and fixtures	2,730	2,730
	151,494	151,494
Less accumulated depreciation	(87,759)	(80,223)
	$63,735	$71,271

Depreciation and amortization expense totaled $7,536 and $5,737 for the three months ended March 31, 2015 and 2014, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Accrued Expenses

As of March 31, 2015 and December 31, 2014 accrued expenses included the following:

	March 31,	December 31,
	2015	2014
Accrued Payroll, Officers	$–	$228
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	51,893	45,117
	$187,127	$180,579

Note 9 – Convertible Debentures

Convertible debentures consist of the following at March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014
On March 11, 2015, the Company received net proceeds of $70,000 in exchange for a 12% interest bearing; unsecured convertible promissory note dated March 2, 2015 with a face value of $75,000 (“First JSJ Note”), which matures on September 2, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of: (i) 58% of the average of the two (2) lowest closing prices over the 10 days prior to conversion; or (ii) 58% of the average of the two (2) lowest closing prices over the 10 days prior to the execution of the note (which was $0.008932). The note includes prepayment cash redemption penalties between 25% and 40% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 30 million shares of common stock for potential conversions.	$75,000	$–

On February 5, 2015, the Company received net proceeds of $50,000 with a face value of $53,750 that carries an 8% interest rate (“Second Tangiers Note”), which matures on February 5, 2016. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid, whereby $75,250 was previously advanced with the initial execution of the note on October 13, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.	53,750	–

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

	36,750	–

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On December 15, 2014, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note with a face value of $64,000 that carries an 8% interest rate (“Second KBM Note”), which matures on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 25 million shares of common stock for potential conversions.	64,000	64,000

On November 5, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note with a face value of $104,000 that carries an 8% interest rate (“First KBM Note”), which matures on July 29, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 43 million shares of common stock for potential conversions.	104,000	104,000

On October 13, 2014, the Company received net proceeds of $70,000 in exchange for an unsecured convertible promissory note with a face value of $75,250 that carries an 8% interest rate (“First Tangiers Note”), which matures on October 13, 2015. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.	75,250	75,250

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On September 22, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $38,500 (“Second Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $3,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	38,500	38,500

On August 19, 2014, the Company received net proceeds of $40,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“Second WHC Note”), which matures on August 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty seven and a half percent (57.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 12 million shares of common stock for potential conversions.	45,000	45,000

On July 15, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $37,500 (“Third LG Note”), which matures on March 15, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date if received after 4PM Eastern Standard Time. The note also carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $37,500, less $1,750 of debt issuance costs and $3,500 in due diligence fees, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 60% while that “Chill” is in effect. The Company paid total debt issuance cost of $2,500 that was amortized over the life of the loan on the straight line method, which approximated the effective interest method. The Company had to at all times reserve at least 9,513,000 shares of common stock for potential conversions. On March 12, 2015, the Company repaid $50,542, consisting of $37,500 of principal and $13,042 of interest and prepayment penalties. The convertible promissory note was subsequently cancelled as paid in full.	–	37,500

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 13, 2014, the Company received net proceeds of $75,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“First WHC Note”), which matures on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. In addition, the Company issued warrants to purchase 1.5 million shares of the Company’s common stock at a strike price of $0.05 per share exercisable over three years from the date of issuance. On various dates between December 26, 2014 and March 23, 2015, the note holder elected to convert a total of $48,000 of principal in exchange for 6,538,723 shares of common stock. The Company must at all times reserve at least 24 million shares of common stock for potential conversions.	32,000	70,000

On June 2, 2014, the Company received net proceeds of $50,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $55,000 (“First Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between December 10, 2014 and March 10, 2015, the note holder elected to convert a total of $28,923 of principal in exchange for 4,415,571. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	26,077	45,762

On May 20, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note, bearing interest at 10% annually, with a face value of $113,000 (“First Typenex Note”), which matures on May 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the three (3) lowest (“Trading Prices”), whereby Trading Price is defined as the volume weighted average price (“VWAP”) of the Company’s common stock over the fifteen (15) trading days prior to the conversion request date. If the arithmetic average of the three (3) lowest Trading Prices is less than $0.01, then the Conversion Factor will be reduced to 60%. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 125% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $10,000 Original Issue Discount, and loan origination costs of $3,000, that are being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 24, 2014 and March 10, 2015, the note holder elected to convert a total of $80,000 of principal in exchange for 7,391,648 shares of common stock. The Company must at all times reserve at least three times the number of shares equal to the outstanding balance divided by the conversion price, but in any event not less than 22 million shares of common stock for potential conversions.	33,000	78,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 9, 2014, the Company received $50,000 in exchange for an unsecured convertible promissory note that carries a 12% interest rate (“First Group 10 Note”), which matures on May 8, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of (a) fifty eight percent (58%) of the average of the two lowest closing bid prices of the Company’s common stock for the seventeen (17) trading days prior to the conversion notice date, or (b) four and a half cents ($0.045) per share. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 10, 2014 and February 2, 2015, the note holder elected to convert a total of $53,536, consisting of $50,000 of principal and $3,536 of interest, in exchange for 5,346,392 shares of common stock in complete satisfaction of the debt. The convertible promissory note was subsequently cancelled as paid in full. The Company had to reserve at least 20 million shares of common stock for potential conversions.	–	20,000

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matures on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	35,000	35,000

On April 17, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Fourth JMJ Note”), which matures on April 16, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 60 million shares of common stock for potential conversions.	44,000	44,000

On February 20, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Third JMJ Note”), which matures on February 19, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure.	44,000	44,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 4, 2013, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matures on June 3, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company amortized the $2,500 original issuance discount over the life of the loan on the straight line method, which approximated the effective interest method. On May 12, 2014, the note holder elected to convert a total of $10,308, consisting of $7,008 of principal and $3,300 of accrued interest, in exchange for 805,058 shares of common stock. The Company must at all times reserve at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure.	$20,491	$20,491

Total convertible debentures	726,818	721,503
Less: unamortized debt discounts	(439,480)	(537,505)
Convertible debentures	$287,338	$183,998

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $160,500 and $818,877 for the variable conversion features of the convertible debts incurred during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. The discounts, including Original Issue Discounts of $5,500 and $44,250 during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $258,525 and $47,808 of interest expense pursuant to the amortization of the note discounts during the three months ended March 31, 2015 and 2014, respectively.

In addition, a total of $5,000 and $21,750 of loan origination costs were incurred pursuant to the closings of convertible debentures during the three months ended March 31, 2015, and the year ended December 31, 2014, respectively, which are being amortized to interest expense over the term of the debentures using the straight line method, which approximates the effective interest method. The Company recorded $5,512 and $5,351 of interest expense pursuant to the amortization of the loan origination costs during the three months ended March 31, 2015 and 2014, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $27,336 and $13,932 for the three months ended March 31, 2015 and 2014, respectively related to convertible debts.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of the filing date of this report, the Company had not sold any shares to Dutchess nor received any financing from Dutchess.

Note 11 – Short Term Debt

Short-term debt consists of the following at March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014
4% unsecured debenture, due June 7, 2012. Currently in default. On June 2, 2014, the Company and the lender entered into a settlement agreement whereby the note will be considered satisfactorily paid in full with the successful payment of four equal payments of $8,125 made in quarterly periods, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015. Pursuant to the terms of the settlement agreement, the note was subsequently cancelled as paid in full, and 4,349,339 shares of series B preferred stock held by the lender were exchanged for 4,349,339 shares of common stock.	$–	$10,625

The Company recorded interest expense pursuant to the stated interest rate on the above promissory note in the amount of $-0- and $350 at March 31, 2015 and 2014, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following presents components of interest expense by instrument type at March 31, 2015 and 2014, respectively:

	March 31,	March 31,
	2015	2014
Interest on convertible debentures	$27,336	$13,932
Amortization of discount on convertible debentures	258,525	47,808
Amortization of debt issuance costs	5,512	5,351
Interest on short term debt	–	350
Accounts payable related finance charges	218	219
	$291,591	$67,660

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $1,175,347 and $1,417,187 at March 31, 2015 and December 31, 2014, respectively. The change in fair value of the derivative liabilities resulted in a gain (loss) of $152,261 and ($660,326) for the three months ended March 31, 2015 and 2014, respectively, which has been reported as other income (expense) in the statements of operations. The gain of $152,261 for the three months ended March 31, 2015 consisted of a loss of $86,971 due to the value in excess of the face value of the convertible notes, a gain of $2,793 attributable to the fair value of preferred stock, a gain of $70,467 attributable to the fair value of warrants and a net gain in market value of $165,972 on the convertible notes. The loss of $660,326 for the three months ended March 31, 2014 consisted of a loss of $51,172 due to the value in excess of the face value of the convertible notes, a gain of $20,838 attributable to the fair value of preferred stock, a loss of $29,476 attributable to the fair value of warrants and a net loss in market value of $600,516 on the convertible notes.

The following presents the derivative liability value by instrument type at March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014
Convertible debentures	$1,135,058	$1,301,032
Common stock warrants	40,289	110,756
Convertible preferred stock	–	5,399
	$1,175,347	$1,417,187

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively:

Derivative
Liability
Total
Balance, December 31, 2013	$648,298
Increase in derivative value due to issuances of convertible promissory notes	1,434,887
Increase in derivative value attributable to tainted warrants	20,633
Change in fair market value of derivative liabilities due to the mark to market adjustment	153,998
Debt conversions	(840,629)
Balance, December 31, 2014	$1,417,187
Increase in derivative value due to issuances of convertible promissory notes	241,971
Increase in derivative value attributable to issuance of warrants	–
Change in fair market value of derivative liabilities due to the mark to market adjustment	(239,232)
Debt conversions	(244,579)
Balance, March 31, 2015	$1,175,347

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended March 31, 2015 and the year ended December 31, 2014:

•	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
•	The warrant exercise prices ranged from $0.04 to $0.18, exercisable over 2 to 10 year periods from the grant date.
•	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
•	The holders would automatically convert the note at the maximum of 3 times the conversion price if the Company was not in default.
•	The monthly trading volume would reflect historical averages and would increase at 1% per month.
•	The Company would redeem the notes based on availability of alternative financing, increasing 2% monthly to a maximum of 10%.
•	The holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.
•	The computed volatility was projected based on historical volatility.

Note 13 – Changes in Stockholders’ Equity (Deficit)

Convertible Preferred Stock

The Board, from the authorized capital of 25,000,000 preferred shares, has authorized and designated 2,000,000 shares of Series A preferred stock (“Series A”) and 10,873,347 shares of Series B preferred stock (“Series B”), of which 2,000,000 shares and -0- shares are issued and outstanding, respectively. A total of 12,126,653 shares remain undesignated.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 2, 2014, the Company and the Series B Preferred shareholder entered into a settlement agreement whereby an outstanding $35,000 promissory note was satisfied with the successful payment of $32,500, consisting of four equal payments of $8,125, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015. Upon successful payment of the settlement obligations, the shareholder converted his 4,349,339 shares of Convertible Series B Preferred shares into 4,349,339 shares of common stock on March 31, 2015.

Preferred Stock

No preferred shares were issued during the three months ended March 31, 2015.

Common Stock Authorized

The Company has authorized 600,000,000 shares of common stock, of which 225,848,659 shares were issued and outstanding and 247,150,507 shares were reserved as of the date of this filing.

Common Stock Issuances for Debt Conversions

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

Common Stock Issued in Settlement for Series B Preferred Stock Cancellation

On March 31, 2015, the Company cancelled 4,349,339 shares of Series B Preferred Stock pursuant to a settlement agreement entered into on April 10, 2014 with Tice Capital, LLC, and issued 4,349,339 shares of common stock in exchange. No additional Series B Preferred shares are outstanding.

Note 14 – Options and Warrants

Options and Warrants Granted

No options or warrants were granted during the three months ended March 31, 2015.

Options Expired

On February 29, 2015, a total of 450,000 options amongst two option holders with a strike price of $0.08 per share expired.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants Expired

On April 19, 2015, a total of 120,000 warrants held by our CEO with a strike price of $0.15 per share expired.

On February 14, 2015, a total of 80,000 warrants held by our CEO with a strike price of $0.15 per share expired.

On January 15, 2015, a total of 250,000 warrants with a strike price of $0.15 per share expired.

On January 1, 2015, a total of 300,000 warrants with a strike price of $0.08 per share expired.

Options and Warrants Exercised

No options or warrants were exercised during the three months ended March 31, 2015.

Note 15 – Gain on Debt Settlements

The Company recognized a gain on debt extinguishment in the total amount of $6,482 and $340,825 during the three months ended March 31, 2015 and 2014, respectively, as presented in other income within the Statements of Operations.

The Company and one of our lenders entered into a settlement agreement whereby an outstanding $35,000 promissory note was satisfied with the successful payment of $32,500, consisting of four equal payments of $8,125, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015, resulting in a $6,482 gain on settlement, consisting of $2,500 of principal and $3,982 of accrued interest, as presented in other income at March 31, 2015.

Note 16 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2015 and the year ended December 31, 2014, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2015, the Company had approximately $19,200,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	March 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$6,720,000	$6,440,000

Net deferred tax assets before valuation allowance	6,720,000	6,440,000
Less: Valuation allowance	(6,720,000)	(6,440,000)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2015 and December 31, 2014, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31,		December 31,
	2015		2014

Federal and state statutory rate	35%		35%
Change in valuation allowance on deferred tax assets	(35%	)	(35%	)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 17 – Non-Controlling Interest

Non-controlling interest represented 17% interest in the subsidiary held amongst eleven individuals, of whom the Company’s CEO, Mark Bradley and the Company’s President of Programming, Michael Berk own 3% and 1%, respectively, through December 8, 2014. On December 9, 2014, one of the non-officer, minority investors exercised an option to purchase an additional 1.6% interest in the Company’s subsidiary from the parent in exchange for proceeds of $160,000, thereby increasing the minority interest in the subsidiary to 18.6% amongst the same individuals, which represented the outstanding non-controlling interest for the three months ended March 31, 2015. The net loss attributable to the non-controlling interest totaled $998 and $185,229 during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

Effects of changes in Players Network’s ownership interest in its subsidiary during the year ended December 31, 2014 are as follows:

December 31,
2014

Net loss attributable to parent from July 8, 2014 through December 31, 2014	$(904,306)
Transfers to the non-controlling interest:
Increase in parent’s paid-in capital for sale of 1% interest in subsidiary	60,000
Increase in parent’s paid-in capital for exchange of 16% interest in subsidiary for services	960,000
Increase in parent’s paid-in capital for sale of 1.6% interest in subsidiary	160,000
Net transfers to the non-controlling interest	1,180,000
Change from net loss attributable to the parent and transfers to the non-controlling interest	$275,694

Note 18 – Subsequent Events

Common Stock Issuances for Debt Conversions

On May 7, 2015, the Company issued 2,112,676 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First KBM Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 27, 2015, the Company issued 2,336,449 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First Tangiers Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 16, 2015, the Company issued 2,750,000 shares of common stock pursuant to the conversion of $14,479 of outstanding principal on the First Vista Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Issued for Services

On April 15, 2015, the Company issued 500,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $8,200 based on the closing price of the Company’s common stock on the date of grant.

On April 15, 2015, the Company issued 500,000 shares of restricted common stock for platform development services provided. The total fair value of the common stock was $8,200 based on the closing price of the Company’s common stock on the date of grant.

On April 15, 2015, the Company issued 1,500,000 shares of restricted common stock for video production services provided. The total fair value of the common stock was $18,000 based on the closing price of the Company’s common stock on the date of grant.

On April 15, 2015, the Company issued 600,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $7,200 based on the closing price of the Company’s common stock on the date of grant.

On April 15, 2015, the Company issued 500,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant.

On April 15, 2015, the Company issued 500,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant.

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

We plan for Weed TV to have other features by the middle of 2015 and adapt new technology that the other networks don’t have, including a directory of businesses that cater to the marijuana business, such as dispensaries, smoke shops, doctors, financial institutions, manufactures and more. These businesses will have a free basic listing and the ability to upgrade for an extra fee of about $500 per month, where they can build their own media channel using the ‘NextGenTV” Platform. We estimate this market is in excess of approximately 70,000 businesses and will continue to grow as more states legalize MME businesses. Our goal in 2015 is to begin to capture this market that will translate to significant revenues even if we only convert a small amount of this market into marketing partners who use our platform.

We plan to use both Weed TV’s platform and original branded programming and events, as a means to develop additional revenue streams, in addition to providing marketing and membership benefits of our social media platform. These revenue streams include branded entertainment, sponsorships for events, media placement, third party commissions for video and banner advertisements, merchandise and production sales and services.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014:

	For the Three
	Months Ended
	March 31,		Increase /
	2015	2014	(Decrease)
Revenues	$307	$290	$17

Direct operating costs	24,603	46,019	(21,416)
General and administrative	241,297	153,631	87,666
Officer salaries	94,345	383,317	(288,972)
Depreciation and amortization	7,536	5,737	1,799

Total Operating Expenses	367,781	588,704	(220,923)

Net Operating Loss	(367,474)	(588,414)	(220,940)

Total other income (expense)	(132,848)	(387,161)	(254,313)

Net Loss	$(500,322)	$(975,575)	$(475,253)

Revenues:

During the three months ended March 31, 2015 and 2014, we received revenues primarily from the sale of in-home media and advertising fees on content development. Aggregate revenues for the three months ended March 31, 2015 were $307, compared to revenues of $290 in the three months ended March 31, 2014, an increase in revenues of $17, or 6%.

Direct Operating Costs:

Direct operating costs were $24,603 for the three months ended March 31, 2015 compared to $46,019 for the three months ended March 31, 2014, a decrease of $21,416, or 47%. Our direct operating costs decreased primarily due to diminished content production for our new media channel, Weed.tv, as we focused more on the development of our medical marijuana ventures during the three months ended March 31, 2015.

General and Administrative:

General and administrative expenses were $241,297 for the three months ended March 31, 2015, compared to $153,631 for the three months ended March 31, 2014, an increase of $87,666, or 57%. General and administrative expense increased primarily due to increased stock-based compensation paid to employees and consultants during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Officer salaries:

Officer salaries expense totaled $94,345 for the three months ended March 31, 2015, compared to $383,317 for the three months ended March 31, 2014, a decrease of $288,972, or 75%. The decrease in officer salaries was primarily due to non-cash, stock-based compensation bonuses issued to our CEO during the three months ended March 31, 2014, consisting of 4 million shares of common stock with a fair value of $120,000, and 8 million common stock options valued at $217,971, that were greater than the comparative stock-based compensation, consisting of 1.5 million shares of common stock with a fair value of $24,600, during the three months ended March 31, 2015.

Depreciation and Amortization:

Depreciation and amortization expense was $7,536 for the three months ended March 31, 2015, compared to $5,737 for the three months ended March 31, 2014, an increase of $1,799, or 31%. The increase in depreciation and amortization was primarily due to additional depreciation on a total of $34,648 of fixed asset additions acquired during the three months ending March 31, 2014.

Net Operating Loss:

Net operating loss for the three months ended March 31, 2015 was $367,474, or ($0.00) per share, compared to a net operating loss of $588,414 for the three months ended March 31, 2014, or ($0.00) per share, a decrease of $220,940, or 38%. Net operating loss decreased primarily due to stock based compensation bonuses issued to our officers and directors that were granted in the comparative quarter that weren’t issued during the three months ended March 31, 2015.

Other Income (Expense):

Other income (expense) was $(132,848) for the three months ended March 31, 2015, compared to $(387,161) for the three months ended March 31, 2014, a decrease of $254,313, or 66%. Other expense decreased on a net basis primarily due to an $812,587 increase in our $152,261 net gain related to the change in derivative liabilities on our convertible debentures recognized during the three months ended March 31, 2015, compared to the net loss of $660,326 related to the change in derivative liabilities recognized during the three months ended March 31, 2014, as diminished by, increased interest expense of $223,931 on our increased indebtedness during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, and a decreased gain on debt extinguishment of $334,343 during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

Net Loss:

The net loss for the three months ended March 31, 2015 was $500,322, or ($0.00) per share, compared to a net loss of $975,575, or ($0.01) per share, for the three months ended March 31, 2014, a decreased net loss of $475,253, or 49%. Net loss decreased primarily due to $313,371 less of stock based compensation issued to our CEO, and an $812,587 increase in our net gain related to the change in derivative liabilities on our convertible debentures, as diminished by, increased interest expense of $223,931 on our increased indebtedness and a decreased gain on debt extinguishment of $334,343 during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2015 compared to December 31, 2014.

	March 31,	December 31,	Increase /
	2015	2014	(Decrease)
Total Assets	$356,714	$408,826	$(52,112)

Total Liabilities	$2,068,671	$2,196,544	$(127,873)

Accumulated (Deficit)	$(27,347,966)	$(26,848,642)	$499,324

Stockholders’ Equity (Deficit)	$(1,711,957)	$(1,787,718)	$(75,761)

Working Capital (Deficit)	$(1,785,139)	$(1,868,948)	$(83,809)

Our principal source of operating capital has been provided from private sales of our common stock, revenues from operations, and debt and equity financings. At March 31, 2015, we had a negative working capital position of $1,785,139.

Debt Financing

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

We have utilized these funds to repay $50,542 of previously issued convertible debentures, comply with our regulatory reporting requirements, and to expand our media distribution platforms to launch Weed.tv. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in our industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the three months ended March 31, 2015, the Company granted a total of 9,600,000 shares of common stock valued at $157,440 in lieu of cash payments to employees and outside consultants, compared to the issuance of 6,708,333 shares of common stock valued at $235,259 in lieu of cash payments to employees and outside consultants during the three months ending March 31, 2014. In addition, the Company exchanged 4,349,339 shares of common stock for 4,349,339 shares of series B preferred stock, resulting in $47,843 of stock based compensation. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2015.

During the three months ended March 31, 2015, we issued a total of 15,390,595 shares of common stock pursuant to the conversion of $126,221 of indebtedness on convertible debentures. The conversion prices of a total of $726,818 in outstanding convertible notes outstanding as of March 31, 2015, is convertible at various prices discounted to market as depicted in the table below. As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.012 per share
Lender /	Conversion	Principal	100%	75%	50%	25%
Origination	Terms	Borrowed	$0.0120	$0.0090	$0.0060	$0.0030

JMJ Financial (Second JMJ Note) June 4, 2013	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request.	$20,491	1,707,583	2,276,778	3,415,167	6,830,333

JMJ Financial (Third JMJ Note) February 20, 2014	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request.	$44,000	3,666,667	4,888,889	7,333,333	14,666,667

JMJ Financial (Fourth JMJ Note) April 17, 2014	Convertible into 65% of the average of the lowest trading price over the 25 trading days prior to the conversion request.	$44,000	3,666,667	4,888,889	7,333,333	14,666,667

LG Capital Funding, LLC (Second LG Capital Note) April 24, 2014	Convertible into 55% of the average of the lowest closing bid prices over the 12 trading days prior to the conversion request.	$35,000	2,916,667	3,888,889	5,833,333	11,666,667

Typenex (First Typenex Note) May 20, 2014	Convertible into 65% of the average of the three (3) lowest (“Trading Prices”), whereby Trading Price is defined as the volume weighted average price (“VWAP”) of the Company’s common stock over the fifteen (15) trading days prior to the conversion request date. If the arithmetic average of the three (3) lowest Trading Prices is less than $0.01, then the Conversion Factor will be reduced to 60%.	$33,000	2,750,000	3,666,667	5,500,000	11,000,000

Vista Capital (First Vista Note) June 2, 2014	Convertible into 65% of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date.	$26,077	2,173,083	2,897,444	4,346,167	8,692,333

WHC Capital (First WHC Note) June 13, 2014	Convertible into 62.5% of the average of the two (2) lowest closing bid prices over the 10 trading days prior to the conversion request.	$32,000	2,666,667	3,555,556	5,333,333	10,666,667

WHC Capital (Second WHC Note) August 19, 2014	Convertible into 57.5% of the average of the two (2) lowest closing bid prices over the 10 trading days prior to the conversion request.	$45,000	3,750,000	5,000,000	7,500,000	15,000,000

Vista Capital Investments, LLC (Second Vista Note) September 22, 2014	Convertible into 65% of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date.	$38,500	3,208,333	4,277,778	6,416,667	12,833,333

Tangiers Investment Group, LLC (First Tangiers Note) October 13, 2014	Convertible at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%).	$75,250	6,270,833	8,361,111	12,541,667	25,083,333

KBM Worldwide (First KBM Note) November 5, 2014	Convertible at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date.	$104,000	8,666,667	11,555,556	17,333,333	34,666,667

KBM Worldwide (Second KBM Note) December 15, 2014	Convertible at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date.	$64,000	5,333,333	7,111,111	10,666,667	21,333,333

Group 10 Funding, LLC (Second Group 10 Note) January 27, 2015	Convertible at a price equal to the lesser of (a) fifty-eight percent (58%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of forty-two percent (42%)) or (b) five cents ($0.05). The conversion price is subject to the following adjustments:
	iii. If the market capitalization of the Borrower is less than Three Hundred Thousand Dollars ($300,000) on the day immediately prior to the date of the Notice of Conversion, then the Conversion Price shall be twenty-five percent (25%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of seventy-five percent (75%)); and iv. If the closing price of the Borrower’s Common Stock on the day immediately prior to the date of the Notice of Conversion is less than .001 then the Conversion Price shall be twenty-five percent (25%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of seventy-five percent (75%)).	$36,750	3,062,500	4,083,333	6,125,000	12,250,000

Tangiers Investment Group, LLC (Second Tangiers Note) February 5, 2015	Convertible at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%).	$53,750	4,479,167	5,972,222	8,958,333	17,916,667

JSJ Investments, Inc. (First JSJ Note) March 2, 2015	Convertible at a price equal to the lesser of: (i) 58% of the average of the two (2) lowest closing prices over the 10 days prior to conversion; or (ii) 58% of the average of the two (2) lowest closing prices over the 10 days prior to the execution of the note (which was $0.008932).	$75,000	6,250,000	8,333,333	12,500,000	25,000,000

		$726,818	60,568,167	80,757,556	121,136,333	242,272,667

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company has had recurring net losses, an accumulated deficit, and a working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans to try to increase sales and improve operating results through the expansion of the distribution channels of our programming with a view to increasing advertising and sponsorship revenues. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity(2)	Incorporation	Relationship	Reference
Players Network(1)	Nevada	Parent	PNTV
Green Leaf Farms Holdings, Inc.(2)	Nevada	Subsidiary	GLFH
Green Leaf Medical, LLC(3) (4)	Nevada	Subsidiary	GLML

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2015, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may become subject to lawsuits and other claims and proceedings that might arise from litigation matters or regulatory audits. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Our management does not presently expect that such matters will have a material adverse effect on the Company’s financial condition or results of operations. We are not currently involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any penalties from regulatory audits, except as we have previously disclosed, or may in the future disclose.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sales of equity securities by the Company occurred during the three month period ended March 31, 2015:

Common Stock Issuances for Debt Conversions

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

The foregoing securities issued upon conversion of the Notes are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuances of the Notes were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchasers were accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

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

Common Stock Issued in Settlement for Series B Preferred Stock Cancellation

On March 31, 2015, the Company issued 4,349,339 shares of common stock in exchange for the cancellation of 4,349,339 shares of Series B Preferred Stock pursuant to a settlement agreement entered into on April 10, 2014 with Tice Capital, LLC.

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

Item 3. Defaults Upon Senior Securities

On October 24, 2014, a note holder submitted a conversion request to convert $10,000 of principal on the Second LG Note, which was inconsistent with the conversion terms as stated in the convertible promissory note. The Company requested that the conversion notice be corrected and resubmitted, at which time the note holder contended the conversion terms were intended to be based on 55% of the lowest closing bid price over the preceding twelve trading days, as opposed to the stated 55% of the average of the lowest closing bid price of the Common Stock over the preceding twelve trading days. On October 31, 2014, the note holder sent demand for repayment on the Second LG Note, consisting of $35,000 of principal and $1,214 of accrued interest outstanding as of March 31, 2015. As a result, we are in default on this convertible promissory note. The note carries an 18% default interest rate and a penalty of $250 per day that the shares are not issued, beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increased to $500 per day beginning on the 10th day after the conversion notice was delivered to the Company.

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

Common Stock Issuances for Debt Conversions

On May 7, 2015, the Company issued 2,112,676 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First KBM Note.

On April 27, 2015, the Company issued 2,336,449 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First Tangiers Note.

On April 16, 2015, the Company issued 2,750,000 shares of common stock pursuant to the conversion of $14,479 of outstanding principal on the First Vista Note.

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

Common Stock Issued in Settlement for Series Preferred Stock Cancellation

On February 2, 2015, the Company repaid the final payment of $8,125 on the David Tice promissory note pursuant to the April 10, 2014 Settlement Agreement, resulting in a gain on debt extinguishment of $6,482. The promissory note was subsequently cancelled as paid in full, and on March 31, 2015, the Company cancelled 4,349,339 shares of Series B Preferred Stock pursuant to the settlement agreement, and issued 4,349,339 shares of common stock in exchange. No additional Series B Preferred shares are outstanding.

Item 6. Exhibits

3.1	March 26, 1998 – Articles of Incorporation (incorporated by reference to Exhibit 2.(A)(1) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.2	March 26, 1998 – Bylaws of the Company (incorporated by reference to Exhibit 2.(A)(2) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.3	June 9, 1994 – Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State (incorporated by reference to Exhibit 5.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

3.4	June 4, 2007 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 8, 2007)

3.5	May 6, 2013 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

3.6	July 8, 2014 - Articles of Incorporation for Green Leaf Farms Holdings, Inc. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

3.7	July 18, 2014 - Articles of Organization for Green Leaf Medical, LLC. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

4.1	August 31, 2004 – 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

4.2	November 29, 2006 – 2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on January 18, 2007)

4.3	July 24, 2007 – Certificate of Designation for Series A Preferred Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on July 26, 2007)

4.4	July 22, 2009 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

4.5	December 17, 2010 – Certificate of Designation for Series B Preferred Stock filed with the Nevada Secretary of State on (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.6	December 17, 2010 – Form of Series B Stock Warrant (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.7	December 16, 2013 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on December 17, 2013)

10.1*	January 27, 2015 – Form of Convertible Promissory Note (Second Group 10 Note)

10.2*	March 2, 2015 – Form of Convertible Promissory Note (First JSJ Note)

21.1*	Subsidiaries

31.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Confidential Treatment Requested

*** Management contract or any other compensatory plan, contract, or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2015

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

