Form 10-Q
period 2015-06-30
PLAYERS NETWORK
filed 2015-08-21
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2015.

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock on August 18, 2015 was 307,957,144.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended June 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
Assets	(Unaudited)

Current assets:
Cash	$11,019	$207,167
Deferred television costs	116,454	116,454
Other current assets	76,353	3,975
Total current assets	203,826	327,596

Investments, cost method	—	—
Fixed assets, net	73,454	71,271
Debt issuance costs, net	4,868	9,959

Total Assets	$282,148	$408,826

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$285,070	$264,723
Accrued expenses	222,232	180,579
Deferred revenues	135,000	135,000
Deferred rent obligations	4,064	4,432
Convertible debentures, net of discounts of $459,113 and $537,505 at June 30, 2015 and December 31, 2014, respectively	185,287	183,998
Short term debt	—	10,625
Derivative liabilities	975,041	1,417,187
Total current liabilities	1,806,694	2,196,544

Total Liabilities	1,806,694	2,196,544

Stockholders' (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B convertible preferred stock, $0.001 par value, 10,873,347 shares authorized; -0- and 4,349,339 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	4,349
Common stock, $0.001 par value, 600,000,000 shares authorized; 274,096,232 and 179,271,304 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	274,096	179,271
Additional paid-in capital	26,408,380	25,041,295
Subscriptions payable, consisting of -0- and 1,534,929 shares at June 30, 2015 and December 31, 2014, respectively	—	19,238
Accumulated (deficit)	(28,013,572)	(26,848,642)
	(1,329,096)	(1,602,489)
Noncontrolling Interest	(195,450)	(185,229)
Total Stockholders' (Deficit)	(1,524,546)	(1,787,718)

Total Liabilities and Stockholders' (Deficit)	$282,148	$408,826

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue:	$213	$141,167	$520	$141,457

Expenses:
Direct operating costs	17,445	190,952	42,048	236,971
General and administrative	153,465	201,236	394,762	354,867
Officer salaries	45,850	44,339	140,195	427,656
Depreciation and amortization	7,535	6,778	15,071	12,515
Total operating expenses	224,295	443,305	592,076	1,032,009

Net operating loss	(224,082)	(302,138)	(591,556)	(890,552)

Other income (expense):
Gain on debt extinguishment	—	2,510	6,482	343,335
Interest expense	(335,642)	(59,573)	(627,233)	(127,233)
Change in derivative liabilities	(115,105)	223,015	37,156	(437,311)
Total other income (expense)	(450,747)	165,952	(583,595)	(221,209)

Net loss	$(674,829)	$(136,186)	$(1,175,151)	$(1,111,761)
Less: Net loss attributable to the noncontrolling interest	9,223	—	10,221	—
Net loss attributable to Players Network	$(665,606)	$(136,186)	$(1,164,930)	$(1,111,761)

Weighted average number of common shares outstanding - basic and fully diluted	237,907,752	156,085,155	216,401,748	149,779,119

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six
	Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net (loss)	$(1,164,930)	$(1,111,761)
Minority interest in net loss	(10,221)	—
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization expense	15,071	12,515
Gain on debt extinguishment	(6,482)	(343,335)
Change in fair market value of derivative liabilities	(37,156)	437,311
Amortization of convertible note payable discounts	513,614	88,096
Amortization of debt issuance costs	14,091	8,238
Stock issued for services	191,191	207,427
Stock issued for compensation, related party	73,800	147,500
Options and warrants granted for services	—	27,252
Options and warrants granted for services, related party	—	217,971
Decrease (increase) in assets:
Accounts receivable	—	(2,950)
Deferred television costs	—	116,454
Prepaid expenses	(72,378)	(4,850)
Increase (decrease) in liabilities:
Accounts payable	20,347	(48,633)
Accrued expenses	68,852	13,903
Deferred revenues	—	(135,000)
Deferred rent obligations	(368)	(421)
Net cash used in operating activities	(394,569)	(370,283)

Cash flows from investing activities
Purchase of fixed assets	(17,254)	(34,648)
Net cash used in investing activities	(17,254)	(34,648)

Cash flows from financing activities
Proceeds from convertible debentures	344,000	441,500
Repayment of convertible debentures	(111,200)	(38,000)
Repayment of short term debt	(8,125)	(8,125)
Payments on debt issuance costs	(9,000)	(11,250)
Proceeds from sale of common stock	—	131,000
Net cash provided by financing activities	215,675	515,125

Net increase (decrease) in cash	(196,148)	110,194
Cash - beginning	207,167	4,696
Cash - ending	$11,019	$114,890

Supplemental disclosures:
Interest paid	$37,742	$31,729
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Value of debt discounts	$417,722	$434,627
Value of shares issued for conversion of debt	$350,620	$88,068
Value of derivative adjustment due to debt conversions	$822,712	$598,246

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred television costs consist of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Development and pre-production costs	$—	$—
In-production	68,264	68,264
Post production	48,190	48,190
Total deferred television costs	$116,454	$116,454

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

Deferred revenues consist of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014

Deferred revenues on television pilot episodes	$135,000	$135,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred Rent Obligation

The Company has entered into operating lease agreements for its corporate office and GLFH’s warehouse which contains provisions for future rent increases. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease terms. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” which is reflected as a separate line item in the accompanying Balance Sheets.

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

No other new accounting pronouncements, issued or effective during the first half of 2015, have had or are expected to have a significant impact on the Company’s financial statements.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($28,013,572), and as of June 30, 2015, the Company’s current liabilities exceeded its current assets by $1,602,868 and its total liabilities exceeded its total assets by $1,524,546. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Officer compensation expense was $140,195 and $427,656 at June 30, 2015 and 2014, respectively. The balance owed was $18,238 and $22,940 at June 30, 2015 and 2014, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of June 30, 2015 and December 31, 2014, respectively:

	Fair Value Measurements at June 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$11,019	$—	$—
Total assets	11,019	—	—
Liabilities
Convertible debentures, net of discounts of $459,113	—	—	185,287
Derivative liability	—	—	975,041
Total liabilities	—	—	1,160,328
	$11,019	$—	$(1,160,328)

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$207,167	$—	$—
Total assets	207,167	—	—
Liabilities
Convertible debentures, net of discounts of $537,505	—	—	183,998
Short term debt	—	10,625	—
Derivative liability	—	—	1,417,187
Total liabilities	—	10,625	1,601,185
	$207,167	$(10,625)	$(1,601,185)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2015 and the year ended December 31, 2014.

Level 2 liabilities consisted of a short term, unsecured, promissory note. No fair value adjustment was necessary during the six months ended June 30, 2015 and the year ended December 31, 2014.

Level 3 liabilities consist of a total of $644,400 and $721,503 of convertible debentures and the related derivative liability as of June 30, 2015 and December 31, 2014, respectively. A discount of $459,113 and $537,505 was recognized at June 30, 2015 and December 31, 2014, respectively.

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

Note 6 – Investments

On May 11, 2011, we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We acquired the interests in exchange for $25,499 that was in turn spent on the development of a promotional video that was to be distributed on our website. In addition, we agreed to pay a license fee of 20% of the adjusted gross revenues that we were to earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date. On March 23, 2011 and April 20, 2011 we then loaned $19,000 and $1,000, respectively, to ICI on an unsecured convertible promissory note carrying a 6% interest rate, maturing on May 11, 2012. In accordance with ASC 310-10-35-17, we applied normal loan review procedures and determined it was probable all amounts due from our loan would not be collected due to the financial condition of the debtor. As a result, we recognized impairment of $20,000 in 2011. On November 1, 2012, the Company elected to convert the total note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. Both the investments and the note receivable had been written off as impaired in 2011 due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are no longer on the balance sheets as of June 30, 2015 and December 31, 2014.

Note 7 – Fixed Assets

Fixed assets consist of the following at June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
	2015	2014
Office equipment	$48,884	$48,884
Website development costs	99,880	99,880
Furniture and fixtures	2,730	2,730
Warehouse equipment	17,254	—
	168,748	151,494
Less accumulated depreciation	(95,294)	(80,223)
	$73,454	$71,271

Depreciation and amortization expense totaled $15,071 and $12,515 for the six months ended June 30, 2015 and 2014, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Accrued Expenses

As of June 30, 2015 and December 31, 2014 accrued expenses included the following:

	June 30,	December 31,
	2015	2014
Accrued Payroll, Officers	$18,238	$228
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	68,760	45,117
	$222,232	$180,579

Note 9 – Convertible Debentures

Convertible debentures consist of the following at June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
	2015	2014
On June 25, 2015, the Company received net proceeds of $105,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $115,500 (“Fourth Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $10,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	$115,500	$—

On June 24, 2015, the Company issued an 8% interest bearing; unsecured convertible promissory note with a face value of $119,052 (“First Collier Note”), which matures on June 23, 2017 in exchange for the cancellation of three outstanding JMJ Notes, consisting of an aggregate of $108,492 of principal and $10,560 of interest, that were acquired by Collier Investments, LLC. The principal and interest is convertible into shares of common stock at 70% of the lowest volume weighted average price (“VWAP”) over the 20 days prior to conversion. The note includes prepayment cash redemption penalties of 145% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 100 million shares of common stock for potential conversions. Upon default, 145% of outstanding principal and interest shall be due immediately.	119,052	—

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 15, 2015, the Company received net proceeds of $15,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $16,500 (“Third Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $1,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	16,500	—

On May 15, 2015, the Company received net proceeds of $60,000 in exchange for an 8% interest bearing; unsecured convertible promissory note dated May 1, 2015 with a face value of $64,000 (“First Vis Vires Note”), which matures on February 5, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 61% of the average of the three (3) lowest closing bid prices over the 10 days prior to conversion. The note includes various prepayment penalties ranging from 112% through 130%, and default provisions of 150% of the then outstanding principal and interest, and an interest rate of 22% thereafter. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 59 million shares of common stock for potential conversions.	64,000	—

On March 11, 2015, the Company received net proceeds of $70,000 in exchange for a 12% interest bearing; unsecured convertible promissory note dated March 2, 2015 with a face value of $75,000 (“First JSJ Note”), which matures on September 2, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of: (i) 58% of the average of the two (2) lowest closing prices over the 10 days prior to conversion; or (ii) 58% of the average of the two (2) lowest closing prices over the 10 days prior to the execution of the note (which was $0.008932). The note includes prepayment cash redemption penalties between 25% and 40% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 30 million shares of common stock for potential conversions.	75,000	—

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 5, 2015, the Company received net proceeds of $50,000 with a face value of $53,750 that carries an 8% interest rate (“Second Tangiers Note”), which matures on February 5, 2016. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid, whereby $75,250 was previously advanced with the initial execution of the note on October 13, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.	53,750	—

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

	36,750	—

On December 15, 2014, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note with a face value of $64,000 that carries an 8% interest rate (“Second KBM Note”), which matures on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 25 million shares of common stock for potential conversions. On June 25, 2015, the Company repaid the loan, consisting of $64,000 of principal and $22,400 of interest and prepayment penalties. The Note was subsequently cancelled as paid in full and the reserved shares have been released.	—	64,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On November 5, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note with a face value of $104,000 that carries an 8% interest rate (“First KBM Note”), which matures on July 29, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that was amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between May 7, 2015 and June 9, 2015, the note holder elected to convert a total of $94,300 of principal in exchange for 24,955,749 shares. On June 25, 2015, the Company repaid $12,000, consisting of $9,700 of principal and $2,300 of interest. The Company reserved at least 43 million shares of common stock for potential conversions. The Note was subsequently cancelled as paid in full and the reserved shares have been released.	–	104,000

On October 13, 2014, the Company received net proceeds of $70,000 in exchange for an unsecured convertible promissory note with a face value of $75,250 that carries an 8% interest rate (“First Tangiers Note”), which matures on October 13, 2015. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. On various dates between April 27, 2015 and June 23, 2015, the note holder elected to convert a total of $43,500 of principal in exchange for 12,680,782 shares. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.	31,750	75,250

On September 22, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $38,500 (“Second Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $3,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	38,500	38,500

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On August 19, 2014, the Company received net proceeds of $40,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“Second WHC Note”), which matures on August 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty seven and a half percent (57.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 12 million shares of common stock for potential conversions. The Note is currently in default.	45,000	45,000

On July 15, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $37,500 (“Third LG Note”), which matures on March 15, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date if received after 4PM Eastern Standard Time. The note also carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $37,500, less $1,750 of debt issuance costs and $3,500 in due diligence fees, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 60% while that “Chill” is in effect. The Company paid total debt issuance cost of $2,500 that was amortized over the life of the loan on the straight line method, which approximated the effective interest method. The Company had to at all times reserve at least 9,513,000 shares of common stock for potential conversions. On March 12, 2015, the Company repaid $50,542, consisting of $37,500 of principal and $13,042 of interest and prepayment penalties. The convertible promissory note was subsequently cancelled as paid in full and the reserved shares have been released.	–	37,500

On June 13, 2014, the Company received net proceeds of $75,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“First WHC Note”), which matures on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. In addition, the Company issued warrants to purchase 1.5 million shares of the Company’s common stock at a strike price of $0.05 per share exercisable over three years from the date of issuance. On various dates between December 26, 2014 and June 18, 2015, the note holder elected to convert a total of $78,000 of principal in exchange for 14,872,903 shares of common stock. The Company must at all times reserve at least 24 million shares of common stock for potential conversions. The Note is currently in default.	2,000	70,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 2, 2014, the Company received net proceeds of $50,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $55,000 (“First Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between December 10, 2014 and April 16, 2015, the note holder elected to convert a total of $43,402 of principal in exchange for 7,165,571 shares. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	11,598	45,762

On May 20, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note, bearing interest at 10% annually, with a face value of $113,000 (“First Typenex Note”), which matures on May 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the three (3) lowest (“Trading Prices”), whereby Trading Price is defined as the volume weighted average price (“VWAP”) of the Company’s common stock over the fifteen (15) trading days prior to the conversion request date. If the arithmetic average of the three (3) lowest Trading Prices is less than $0.01, then the Conversion Factor will be reduced to 60%. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 125% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $10,000 Original Issue Discount, and loan origination costs of $3,000, that are being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 24, 2014 and June 11, 2015, the note holder elected to convert a total of $122,121, consisting of $113,000 of principal and $9,121 of interest, in exchange for 17,864,267 shares of common stock. In addition, another 656,735 shares, valued at $10,508 were issued pursuant to a forbearance agreement as a penalty for delays in the issuance of one of the conversions. The Company reserved at least three times the number of shares equal to the outstanding balance divided by the conversion price, but in any event not less than 22 million shares of common stock for potential conversions. The Note was satisfied in full and the reserved shares have been released.	–	78,000

On May 9, 2014, the Company received $50,000 in exchange for an unsecured convertible promissory note that carries a 12% interest rate (“First Group 10 Note”), which matures on May 8, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of (a) fifty eight percent (58%) of the average of the two lowest closing bid prices of the Company’s common stock for the seventeen (17) trading days prior to the conversion notice date, or (b) four and a half cents ($0.045) per share. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 10, 2014 and February 2, 2015, the note holder elected to convert a total of $53,536, consisting of $50,000 of principal and $3,536 of interest, in exchange for 5,346,392 shares of common stock in complete satisfaction of the debt. The convertible promissory note was subsequently cancelled as paid in full. The Company had to reserve at least 20 million shares of common stock for potential conversions. The Note was satisfied in full and the reserved shares have been released.	–	20,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matures on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	35,000	35,000

On April 17, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Fourth JMJ Note”), which matures on April 16, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 60 million shares of common stock for potential conversions. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	–	44,000

On February 20, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Third JMJ Note”), which matures on February 19, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	–	44,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 4, 2013, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matures on June 3, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company amortized the $2,500 original issuance discount over the life of the loan on the straight line method, which approximated the effective interest method. On May 12, 2014, the note holder elected to convert a total of $10,308, consisting of $7,008 of principal and $3,300 of accrued interest, in exchange for 805,058 shares of common stock. The Company reserved at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	$–	$20,491

Total convertible debentures	644,400	721,503
Less: unamortized debt discounts	(459,113)	(537,505)
Convertible debentures	$185,287	$183,998

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $435,222 and $818,877 for the variable conversion features of the convertible debts incurred during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively. The discounts, including Original Issue Discounts of $17,500 and $44,250 during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $513,614 and $88,096 of interest expense pursuant to the amortization of the note discounts during the six months ended June 30, 2015 and 2014, respectively.

In addition, a total of $9,000 and $21,750 of loan origination costs were incurred pursuant to the closings of convertible debentures during the six months ended June 30, 2015, and the year ended December 31, 2014, respectively, which are being amortized to interest expense over the term of the debentures using the straight line method, which approximates the effective interest method. The Company recorded $14,091 and $8,238 of interest expense pursuant to the amortization of the loan origination costs during the six months ended June 30, 2015 and 2014, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $88,584 and $29,763 for the six months ended June 30, 2015 and 2014, respectively related to convertible debts.

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

As of the filing date of this report, the Company had not sold any shares to Dutchess nor received any financing from Dutchess.

Note 11 – Short Term Debt

Short-term debt consists of the following at June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
	2015	2014
4% unsecured debenture, due June 7, 2012. Currently in default. On June 2, 2014, the Company and the lender entered into a settlement agreement whereby the note will be considered satisfactorily paid in full with the successful payment of four equal payments of $8,125 made in quarterly periods, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015. Pursuant to the terms of the settlement agreement, the note was subsequently cancelled as paid in full, and 4,349,339 shares of series B preferred stock held by the lender were exchanged for 4,349,339 shares of common stock.	$–	$10,625

The Company recorded interest expense pursuant to the stated interest rate on the above promissory note in the amount of $-0- and $3,592 at June 30, 2015 and 2014, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following presents components of interest expense by instrument type at June 30, 2015 and 2014, respectively:

	June 30,	June 30,
	2015	2014
Interest on convertible debentures	$88,584	$29,763
Amortization of discount on convertible debentures	513,614	88,096
Amortization of debt issuance costs	14,091	8,238
Loss on debt conversions	10,508	–
Interest on short term debt	–	700
Accounts payable related finance charges	436	436
	$627,233	$127,233

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $975,041 and $1,417,187 at June 30, 2015 and December 31, 2014, respectively. The change in fair value of the derivative liabilities resulted in a gain (loss) of $37,156 and ($437,311) for the six months ended June 30, 2015 and 2014, respectively, which has been reported as other income (expense) in the statements of operations. The gain of $37,156 for the six months ended June 30, 2015 consisted of a loss of $238,821 due to the value in excess of the face value of the convertible notes, a gain of $2,793 attributable to the fair value of preferred stock, a gain of $109,685 attributable to the fair value of warrants and a net gain in market value of $163,499 on the convertible notes. The loss of $437,311 for the six months ended June 30, 2014 consisted of a loss of $343,853 due to the value in excess of the face value of the convertible notes, a gain of $26,732 attributable to the fair value of preferred stock, a loss of $182,948 attributable to the fair value of warrants and a net loss in market value of $303,138 on the convertible notes.

The following presents the derivative liability value by instrument type at June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
	2015	2014
Convertible debentures	$973,970	$1,301,032
Common stock warrants	1,071	110,756
Convertible preferred stock	–	5,399
	$975,041	$1,417,187

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively:

Derivative
Liability
Total
Balance, December 31, 2013	$648,298
Increase in derivative value due to issuances of convertible promissory notes	1,434,887
Increase in derivative value attributable to tainted warrants	20,633
Change in fair market value of derivative liabilities due to the mark to market adjustment	153,998
Debt conversions	(840,629)
Balance, December 31, 2014	$1,417,187
Increase in derivative value due to issuances of convertible promissory notes	656,543
Increase in derivative value attributable to issuance of warrants	–
Change in fair market value of derivative liabilities due to the mark to market adjustment	(275,977)
Debt conversions	(822,712)
Balance, June 30, 2015	$975,041

Key inputs and assumptions used to value the convertible debentures and warrants issued during the six months ended June 30, 2015 and the year ended December 31, 2014:

•	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
•	The warrant exercise prices ranged from $0.04 to $0.18, exercisable over 2 to 10 year periods from the grant date.
•	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
•	The monthly trading volume would reflect historical averages and would increase at 1% per month.
•	The holder would automatically convert the notes at maturity at the greater of 2 times the conversion price or stock price if the registration was effective and the Company was not in default.
•	An event of default for the convertible note would occur 0% of the time, increasing to 1% per month to a maximum of 5%.
•	Alternative financing for the convertible note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%.
•	The computed volatility was projected based on historical volatility.

Note 13 – Changes in Stockholders’ Equity (Deficit)

Convertible Preferred Stock

The Board, from the authorized capital of 25,000,000 preferred shares, has authorized and designated 2,000,000 shares of Series A preferred stock (“Series A”) and 10,873,347 shares of Series B preferred stock (“Series B”), of which 2,000,000 shares and -0- shares are issued and outstanding, respectively. A total of 12,126,653 shares remained undesignated as of June 30, 2015.

The Series A shares carry 25:1 preferential voting rights, and are convertible into shares of common stock on a 1:1 basis.

The Series B shares were convertible at the option of the holder into shares of common stock at an initial ratio of one share of series B preferred stock into one share of common stock (1:1), as adjusted for the dilutive effects of additional stock subsequent to the original issuance of the series B shares on December 17, 2010. The Series B Preferred conversion ratio shall be adjusted to a price determined by multiplying such Conversion Price by a fraction, the numerator of which shall be the number of shares of Common Stock Outstanding (meaning (1) outstanding Common Stock, (2) Common Stock issuable upon conversion of outstanding Preferred Stock, (3) Common Stock issuable upon exercise of outstanding stock options (including Common Stock issuable upon the conversion of shares or other securities issued pursuant to the exercise of outstanding stock options) and (4) Common Stock issuable upon exercise (and, in the case of warrants to purchase Preferred Stock or other securities, conversion) of outstanding warrants. Shares described in (1) through (4) above shall be included whether vested or unvested, whether contingent or non-contingent and whether exercisable or not yet exercisable.) immediately prior to such issuance plus the number of shares of Common Stock that the aggregate consideration received by this Corporation for such issuance would purchase at such Conversion Price; and the denominator of which shall be the number of shares of Common Stock Outstanding immediately prior to such issuance plus the number of shares of such Additional Stock. The maximum shares of common stock convertible are to be reserved from the authorized shares.

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

Preferred Stock

No preferred shares were issued during the six months ended June 30, 2015.

Common Stock Authorized

The Company has authorized 600,000,000 shares of common stock, of which 307,957,144 shares were issued and outstanding and 292,042,856 shares were reserved as of the date of this filing.

Common Stock Issuances for Debt Conversions

On June 23, 2015, the Company issued 5,641,026 shares of common stock pursuant to the conversion of $11,000 of outstanding principal on the First Tangiers Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 18, 2015, the Company issued 4,383,562 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 15, 2015, the Company issued 2,976,191 shares of common stock pursuant to the conversion of $7,500 of outstanding principal on the First Tangiers Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 11, 2015, the Company issued 5,684,421 shares of common stock pursuant to the conversion of $15,121, consisting of $6,000 of outstanding principal and $9,121 of interest, on the First Typenex Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 9, 2015, the Company issued 11,269,231 shares of common stock pursuant to the conversion of $29,300 of outstanding principal on the First KBM Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 29, 2015, the Company issued 5,882,353 shares of common stock pursuant to the conversion of $20,000 of outstanding principal on the First KBM Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 21, 2015, the Company issued 3,191,489 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First KBM Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 15, 2015, the Company issued 1,727,116 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First Tangiers Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 13, 2015, the Company issued 2,500,000 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First KBM Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 7, 2015, the Company issued 2,112,676 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First KBM Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 29, 2015, the Company issued 2,360,140 shares of common stock pursuant to the conversion of $13,500 of outstanding principal on the First Typenex Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

On April 14, 2015, the Company issued 1,975,309 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Common Stock Issuances for Services

On April 29, 2015, the Company issued 656,735 shares of common stock pursuant to a forbearance agreement as financing costs in consideration for penalties on the April 29, 2015 conversion on the First Typenex Note. The total fair value of the common stock was $10,508 based on the closing price of the Company’s common stock on the date of grant.

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

Note 14 – Options and Warrants

Options and Warrants Granted

No options or warrants were granted during the six months ended June 30, 2015.

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

Options and Warrants Exercised

No options or warrants were exercised during the six months ended June 30, 2015.

Note 15 – Gain on Debt Settlements

The Company recognized a gain on debt extinguishment in the total amount of $6,482 and $343,335 during the six months ended June 30, 2015 and 2014, respectively, as presented in other income within the Statements of Operations.

The Company and one of our lenders entered into a settlement agreement whereby an outstanding $35,000 promissory note was satisfied with the successful payment of $32,500, consisting of four equal payments of $8,125, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015, resulting in a $6,482 gain on settlement, consisting of $2,500 of principal and $3,982 of accrued interest, as presented in other income at June 30, 2015.

Note 16 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2015 and the year ended December 31, 2014, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2015, the Company had approximately $19,825,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	June 30,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$6,938,750	$6,440,000

Net deferred tax assets before valuation allowance	6,938,750	6,440,000
Less: Valuation allowance	(6,938,750)	(6,440,000)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2015 and December 31, 2014, respectively.

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

Note 17 – Non-Controlling Interest

Non-controlling interest represented 17% interest in the subsidiary held amongst eleven individuals, of whom the Company’s CEO, Mark Bradley and the Company’s President of Programming, Michael Berk own 3% and 1%, respectively, through December 8, 2014. On December 9, 2014, one of the non-officer, minority investors exercised an option to purchase an additional 1.6% interest in the Company’s subsidiary from the parent in exchange for proceeds of $160,000, thereby increasing the minority interest in the subsidiary to 18.6% amongst the same individuals, which represented the outstanding non-controlling interest for the six months ended June 30, 2015. The net loss attributable to the non-controlling interest totaled $10,221 and $185,229 during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18 – Subsequent Events

Amendment to Articles of Incorporation

On July 17, 2015, the board of directors approved an amendment to our articles of incorporation, as amended (the “Articles”), to increase our authorized capital stock from 625,000,000 shares to 1,250,000,000 shares, of which 1,200,000,000 shares was common stock and 50,000,000 was preferred stock, and to eliminate our Series B preferred stock. The stockholders holding a majority of our voting power also approved the above actions on July 22, 2015. Stockholders of record at the close of business on July 22, 2015 were entitled to notice of these stockholder actions by written consent. Because these actions have been approved by the holders of the required majority of the voting power of our voting stock, no proxies were solicited. The Amendments will not be effected until at least 20 calendar days after the mailing of the Information Statement accompanying this Notice. We anticipate that the Amendments will become effective on or about September 2, 2015, at such time as a certificate of amendment to our Articles is filed with the Secretary of State of Nevada.

Employment Agreement

On July 17, 2015, the Company entered into a new employment agreement with Mr. Bradley, effective July 1, 2015. The New Employment Agreement replaces Mr. Bradley’s 2010 Employment Agreement, which was set to expire on September 1, 2015, and which was terminated on July 17, 2015, effective July 1, 2015, pursuant to a mutual agreement of the parties.

Pursuant to the terms of the new employment Agreement, Mr. Bradley will serve as the Company’s CEO and Chairman. The new employment agreement has a term of five years and six months, commencing July 1, 2015. The Company agrees to pay Mr. Bradley an annual base salary of $175,000 or such greater amount as may be determined by the board of directors in connection with a performance review to be performed at least once annually. In the event that the board determines that the Company cannot afford to pay Mr. Bradley any portion of his base salary, Mr. Bradley may, at his sole option, elect one of the following:

(a)	Defer receipt of his base salary until such time as the Company has the funds to pay him. In the event that Mr. Bradley elects this option, the unpaid salary shall be paid with no interest.

(b)	Elect to convert all, or a portion of the unpaid salary into Series C Preferred Stock at an exchange rate equal to the closing price of the Company’s common stock on the date immediately preceding each election.

The Company will also pay Mr. Bradley an annual bonus, subject to meeting mutually agreed upon annual performance criteria mutually established by the Company and Mr. Bradley.

Preferred Stock Issuances

On July 21, 2015, we issued an aggregate of 5,750,000 shares of the Company’s newly created Series C preferred stock to Mark Bradley, the Company’s Chief Executive Officer, in lieu of $17,250 of unpaid compensation pursuant to the terms of the new employment agreement.

Common Stock Issuances for Debt Conversions

On August 4, 2015, the Company issued 20,000,000 shares of common stock pursuant to the conversion of $40,600 of outstanding principal on the First Collier Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 30, 2015, the Company issued 7,194,245 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the Second Group 10 Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 28, 2015, the Company issued 6,666,667 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Results of Operations for the Three Months Ended June 30, 2015 and 2014:

	For the Three
	Months Ended
	June 30,		Increase /
	2015	2014	(Decrease)

Revenues	$213	$141,167	$(140,954)

Direct operating costs	17,445	190,952	(173,507)
General and administrative	153,465	201,236	(47,771)
Officer salaries	45,850	44,339	1,511
Depreciation and amortization	7,535	6,778	757

Total Operating Expenses	224,295	443,305	(219,010)

Net Operating Loss	(224,082)	(302,138)	(78,056)

Total other income (expense)	(450,747)	165,952	(616,699)

Net Loss	$(674,829)	$(136,186)	$538,643

Revenues:

During the three months ended June 30, 2015 and 2014, we received revenues primarily from the sale of in-home media, advertising fees on content development and the recognition of deferred revenues on content development. Aggregate revenues for the three months ended June 30, 2015 were $213, compared to revenues of $141,167 in the three months ended June 30, 2014, a decrease in revenues of $140,954, or 100%. Our revenues decreased primarily due to the recognition of $135,000 of deferred revenues from the completion and delivery of the final two pilot episodes of our “Naked Empire Series” project with HJ Productions during the six months ended June 30, 2014 that was subsequently reversed on December 31, 2014. During the three months ended June 30, 2014, we also recognized a total of $5,950 from the first sales of advertising on our new media channel, “Weed.tv” within our internet platform.

Direct Operating Costs:

Direct operating costs were $17,445 for the three months ended June 30, 2015 compared to $190,952 for the three months ended June 30, 2014, a decrease of $173,507, or 91%. Our direct operating costs decreased primarily due to diminished content production for our new media platform, other than our Weed.tv channel, as we focused more on the development of our medical marijuana ventures during the three months ended June 30, 2015.

General and Administrative:

General and administrative expenses were $153,465 for the three months ended June 30, 2015, compared to $201,236 for the three months ended June 30, 2014, a decrease of $47,771, or 24%. General and administrative expense decreased primarily due to decreased stock-based compensation paid to employees and consultants during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Officer salaries:

Officer salaries expense totaled $45,850 for the three months ended June 30, 2015, compared to $44,339 for the three months ended June 30, 2014, an increase of $1,511, or 3%.

Depreciation and Amortization:

Depreciation and amortization expense was $7,535 for the three months ended June 30, 2015, compared to $6,778 for the three months ended June 30, 2014, an increase of $757, or 11%. The increase in depreciation and amortization was primarily due to additional depreciation on fixed asset additions acquired after the end of the comparative period.

Net Operating Loss:

Net operating loss for the three months ended June 30, 2015 was $224,082, or ($0.00) per share, compared to a net operating loss of $302,138 for the three months ended June 30, 2014, or ($0.00) per share, a decrease of $78,056, or 26%. Net operating loss decreased primarily due to reduced spending on content production for our new media platform, as diminished by the lack of revenues during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Other Income (Expense):

Other income (expense) was $(450,747) for the three months ended June 30, 2015, compared to other income of $165,952 for the three months ended June 30, 2014, a decrease of $616,699, or 372%. Other expense decreased on a net basis primarily due to an $338,120 decrease in our $115,105 net loss related to the change in derivative liabilities on our convertible debentures recognized during the three months ended June 30, 2015, compared to the net gain of $223,015 related to the change in derivative liabilities recognized during the three months ended June 30, 2014, by increased interest expense of $276,069 on our increased indebtedness during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, and a decreased gain on debt extinguishment of $2,510 during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

Net Loss:

The net loss for the three months ended June 30, 2015 was $674,829, or ($0.00) per share, compared to a net loss of $136,186, or ($0.00) per share, for the three months ended June 30, 2014, an increased net loss of $538,643, or 396%. Net loss increased primarily due to changes in our derivative liabilities and increased interest expense on our convertible debentures during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

Results of Operations for the Six Months Ended June 30, 2015 and 2014:

	For the Six
	Months Ended
	June 30,		Increase /
	2015	2014	(Decrease)

Revenues	$520	$141,457	$(140,937)

Direct operating costs	42,048	236,971	(194,923)
General and administrative	394,762	354,867	39,895
Officer salaries	140,195	427,656	(287,461)
Depreciation and amortization	15,071	12,515	2,556

Total Operating Expenses	592,076	1,032,009	(439,933)

Net Operating Loss	(591,556)	(890,552)	(298,996)

Total other income (expense)	(583,595)	(221,209)	362,386

Net Loss	$(1,175,151)	$(1,111,761)	$63,390

Revenues:

During the six months ended June 30, 2015 and 2014, we received revenues primarily from the sale of in-home media, advertising fees on content development and the recognition of deferred revenues on content development. Aggregate revenues for the six months ended June 30, 2015 were $520, compared to revenues of $141,457 in the six months ended June 30, 2014, a decrease in revenues of $140,937, or 100%. Our revenues decreased primarily due to the recognition of $135,000 of deferred revenues from the completion and delivery of the final two pilot episodes of our “Naked Empire Series” project with HJ Productions during the six months ended June 30, 2014 that was subsequently reversed on December 31, 2014. During the six months ended June 30, 2014, we also recognized a total of $5,950 from the first sales of advertising on our new media channel, “Weed.tv” within our internet platform.

Direct Operating Costs:

Direct operating costs were $42,048 for the six months ended June 30, 2015 compared to $236,971 for the six months ended June 30, 2014, a decrease of $194,923, or 82%. Our direct operating costs decreased primarily due to diminished content production for our new media platform, other than our Weed.tv channel, as we focused more on the development of our medical marijuana ventures during the six months ended June 30, 2015.

General and Administrative:

General and administrative expenses were $394,762 for the six months ended June 30, 2015, compared to $354,867 for the six months ended June 30, 2014, an increase of $39,895, or 11%. General and administrative expense increased primarily due to increased professional fees and administrative costs paid to consultants during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Officer salaries:

Officer salaries expense totaled $140,195 for the six months ended June 30, 2015, compared to $427,656 for the six months ended June 30, 2014, a decrease of $287,461, or 67%. The decrease in officer salaries was primarily due to non-cash, stock-based compensation bonuses issued to our CEO during the six months ended June 30, 2014, consisting of 4 million shares of common stock with a fair value of $120,000, and 8 million common stock options valued at $217,971, that were greater than the comparative stock-based compensation, consisting of 1.5 million shares of common stock with a fair value of $24,600, during the six months ended June 30, 2015.

Depreciation and Amortization:

Depreciation and amortization expense was $15,071 for the six months ended June 30, 2015, compared to $12,515 for the six months ended June 30, 2014, an increase of $2,556, or 20%. The increase in depreciation and amortization was primarily due to additional depreciation on fixed asset additions acquired after the end of the comparative period.

Net Operating Loss:

Net operating loss for the six months ended June 30, 2015 was $591,556, or ($0.00) per share, compared to a net operating loss of $890,552 for the six months ended June 30, 2014, or ($0.01) per share, a decrease of $298,996, or 34%. Net operating loss decreased primarily due to reduced spending on content production for our new media platform and decreased officer compensation from the lack of stock-based compensation, as diminished by the lack of revenues during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Other Income (Expense):

Other income (expense) was $(583,595) for the six months ended June 30, 2015, compared to $(221,209) for the six months ended June 30, 2014, an increase of $362,386, or 164%. Other expense increased on a net basis primarily due to increased interest expense of $500,000 on our increased indebtedness and a decreased gain on debt extinguishment of $336,853 during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, as diminished by a $474,467 increase related to our the change in derivative liabilities recognized during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Net Loss:

The net loss for the six months ended June 30, 2015 was $1,175,151, or ($0.01) per share, compared to a net loss of $1,111,761, or ($0.01) per share, for the six months ended June 30, 2014, an increased net loss of $63,390, or 6%. Net loss increased primarily due to increased interest expense on our convertible debentures and reductions in gains on debt extinguishment, as diminished by changes in our derivative liabilities during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2015 compared to December 31, 2014.

	June 30,	December 31,	Increase /
	2015	2014	(Decrease)

Total Assets	$282,148	$408,826	$(126,678)

Total Liabilities	$1,806,694	$2,196,544	$(389,850)

Accumulated (Deficit)	$(28,013,572)	$(26,848,642)	$1,164,930

Stockholders’ Equity (Deficit)	$(1,524,546)	$(1,787,718)	$(263,172)

Working Capital (Deficit)	$(1,602,868)	$(1,868,948)	$(266,080)

Our principal source of operating capital has been provided from convertible debt financings and investments in our recently established subsidiaries. At June 30, 2015, we had a negative working capital position of $1,602,868.

Debt Financing

On June 25, 2015, the Company received net proceeds of $105,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $115,500 (“Fourth Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $10,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.

On June 24, 2015, the Company issued an 8% interest bearing; unsecured convertible promissory note with a face value of $119,052 (“First Collier Note”), which matures on June 23, 2017 in exchange for the cancellation of three outstanding JMJ Notes, consisting of an aggregate of $108,492 of principal and $10,560 of interest, that were acquired by Collier Investments, LLC. The principal and interest is convertible into shares of common stock at 70% of the lowest volume weighted average price (“VWAP”) over the 20 days prior to conversion. The note includes prepayment cash redemption penalties of 145% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 100 million shares of common stock for potential conversions. Upon default, 145% of outstanding principal and interest shall be due immediately.

On June 15, 2015, the Company received net proceeds of $15,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $16,500 (“Third Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $1,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.

On May 15, 2015, the Company received net proceeds of $60,000 in exchange for an 8% interest bearing; unsecured convertible promissory note dated May 1, 2015 with a face value of $64,000 (“First Vis Vires Note”), which matures on February 5, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 61% of the average of the three (3) lowest closing bid prices over the 10 days prior to conversion. The note includes various prepayment penalties ranging from 112% through 130%, and default provisions of 150% of the then outstanding principal and interest, and an interest rate of 22% thereafter. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 59 million shares of common stock for potential conversions.

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

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the three months ended June 30, 2015, the Company granted a total of 13,700,000 shares of common stock valued at $206,640 in lieu of cash payments to employees and outside consultants, compared to the issuance of 11,276,061 shares of common stock valued at $352,335 in lieu of cash payments to employees and outside consultants during the six months ending June 30, 2014. In addition, the Company exchanged 4,349,339 shares of common stock for 4,349,339 shares of series B preferred stock, resulting in $47,843 of stock based compensation. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2015.

During the six months ended June 30, 2015, we issued a total of 74,583,925 shares of common stock pursuant to the conversion of $350,620 of indebtedness on convertible debentures. The conversion prices of a total of $644,400 in outstanding convertible notes outstanding as of June 30, 2015, is convertible at various prices discounted to market as depicted in the table below. As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.002 per share
Lender /	Conversion	Principal	100%	75%	50%	25%
Origination	Terms	Borrowed	$0.0020	$0.0015	$0.0010	$0.0005

LG Capital Funding, LLC (Second LG Capital Note) April 24, 2014	Convertible into 55% of the average of the lowest closing bid prices over the 12 trading days prior to the conversion request.	$35,000	17,500,000	23,333,333	35,000,000	70,000,000

Vista Capital (First Vista Note) June 2, 2014	Convertible into 65% of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date.	$11,598	5,799,000	7,732,000	11,598,000	23,196,000

WHC Capital (First WHC Note) June 13, 2014	Convertible into 62.5% of the average of the two (2) lowest closing bid prices over the 10 trading days prior to the conversion request.	$2,000	1,000,000	1,333,333	2,000,000	4,000,000

WHC Capital (Second WHC Note) August 19, 2014	Convertible into 57.5% of the average of the two (2) lowest closing bid prices over the 10 trading days prior to the conversion request.	$45,000	22,500,000	30,000,000	45,000,000	90,000,000

Vista Capital Investments, LLC (Second Vista Note) September 22, 2014	Convertible into 65% of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date.	$38,500	19,250,000	25,666,667	38,500,000	77,000,000

Tangiers Investment Group, LLC (First Tangiers Note) October 13, 2014	Convertible at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%).	$31,750	1,875,000	21,166,667	31,750,000	63,500,000

Group 10 Funding, LLC (Second Group 10 Note) January 27, 2015	Convertible at a price equal to the lesser of (a) fifty-eight percent (58%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of forty-two percent (42%)) or (b) five cents ($0.05). The conversion price is subject to the following adjustments:
	iii. If the market capitalization of the Borrower is less than Three Hundred Thousand Dollars ($300,000) on the day immediately prior to the date of the Notice of Conversion, then the Conversion Price shall be twenty-five percent (25%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of seventy-five percent (75%)); and iv. If the closing price of the Borrower’s Common Stock on the day immediately prior to the date of the Notice of Conversion is less than .001 then the Conversion Price shall be twenty-five percent (25%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of seventy-five percent (75%)).	$36,750	18,375,000	24,500,000	36,750,000	73,500,000

Tangiers Investment Group, LLC (Second Tangiers Note) February 5, 2015	Convertible at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%).	$53,750	26,875,000	35,833,333	53,750,000	107,500,000

JSJ Investments, Inc. (First JSJ Note) March 2, 2015	Convertible at a price equal to the lesser of: (i) 58% of the average of the two (2) lowest closing prices over the 10 days prior to conversion; or (ii) 58% of the average of the two (2) lowest closing prices over the 10 days prior to the execution of the note (which was $0.008932).	$75,000	37,500,000	50,000,000	75,000,000	150,000,000

Vis Vires Group (First Vis Vires Note) May 1, 2015	Convertible into shares of common stock at the discretion of the note holder at a price equal to 61% of the average of the three (3) lowest closing bid prices over the 10 days prior to conversion.	$64,000	32,000,000	42,666,667	64,000,000	128,000,000

Vista Capital Investments, LLC (Third Vista Note) June 15, 2015	Convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date.	$16,500	8,250,000	11,000,000	16,500,000	33,000,000

Collier Investments, LLC (First Collier Note) June 24, 2015	Convertible into shares of common stock at 70% of the lowest volume weighted average price (“VWAP”) over the 20 days prior to conversion.	$119,052	59,526,000	79,368,000	119,052,000	238,104,000

Vista Capital Investments, LLC (Fourth Vista Note) June 25, 2015	Convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date.	$115,500	57,750,000	77,000,000	115,500,000	231,000,000

		$644,400	322,200,000	429,600,000	644,400,000	1,288,800,000

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2015, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sales of equity securities by the Company occurred during the three month period ended June 30, 2015:

Common Stock Issuances for Debt Conversions

On June 23, 2015, the Company issued 5,641,026 shares of common stock pursuant to the conversion of $11,000 of outstanding principal on the First Tangiers Note.

On June 18, 2015, the Company issued 4,383,562 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First WHC Note.

On June 15, 2015, the Company issued 2,976,191 shares of common stock pursuant to the conversion of $7,500 of outstanding principal on the First Tangiers Note.

On June 11, 2015, the Company issued 5,684,421 shares of common stock pursuant to the conversion of $15,121, consisting of $6,000 of outstanding principal and $9,121 of interest, on the First Typenex Note.

On June 9, 2015, the Company issued 11,269,231 shares of common stock pursuant to the conversion of $29,300 of outstanding principal on the First KBM Note.

On May 29, 2015, the Company issued 5,882,353 shares of common stock pursuant to the conversion of $20,000 of outstanding principal on the First KBM Note.

On May 21, 2015, the Company issued 3,191,489 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First KBM Note.

On May 15, 2015, the Company issued 1,727,116 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First Tangiers Note.

On May 13, 2015, the Company issued 2,500,000 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First KBM Note.

On May 7, 2015, the Company issued 2,112,676 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First KBM Note.

On April 29, 2015, the Company issued 2,360,140 shares of common stock pursuant to the conversion of $13,500 of outstanding principal on the First Typenex Note.

On April 27, 2015, the Company issued 2,336,449 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First Tangiers Note.

On April 16, 2015, the Company issued 2,750,000 shares of common stock pursuant to the conversion of $14,479 of outstanding principal on the First Vista Note.

On April 14, 2015, the Company issued 1,975,309 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First WHC Note.

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

Common Stock Issuances for Services

On April 29, 2015, the Company issued 656,735 shares of common stock pursuant to a forbearance agreement as financing costs in consideration for penalties on the April 29, 2015 conversion on the First Typenex Note.

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

Item 3. Defaults Upon Senior Securities

On October 24, 2014, a note holder submitted a conversion request to convert $10,000 of principal on the Second LG Note, which was inconsistent with the conversion terms as stated in the convertible promissory note. The Company requested that the conversion notice be corrected and resubmitted, at which time the note holder contended the conversion terms were intended to be based on 55% of the lowest closing bid price over the preceding twelve trading days, as opposed to the stated 55% of the average of the lowest closing bid price of the Common Stock over the preceding twelve trading days. On October 31, 2014, the note holder sent demand for repayment on the Second LG Note, consisting of $35,000 of principal and $1,214 of accrued interest outstanding as of June 30, 2015. As a result, we are in default on this convertible promissory note. The note carries an 18% default interest rate and a penalty of $250 per day that the shares are not issued, beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increased to $500 per day beginning on the 10th day after the conversion notice was delivered to the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Convertible Debenture Proceeds

On June 25, 2015, the Company received net proceeds of $105,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $115,500 (“Fourth Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $10,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.

On June 24, 2015, the Company issued an 8% interest bearing; unsecured convertible promissory note with a face value of $119,052 (“First Collier Note”), which matures on June 23, 2017 in exchange for the cancellation of three outstanding JMJ Notes, consisting of an aggregate of $108,492 of principal and $10,560 of interest, that were acquired by Collier Investments, LLC. The principal and interest is convertible into shares of common stock at 70% of the lowest volume weighted average price (“VWAP”) over the 20 days prior to conversion. The note includes prepayment cash redemption penalties of 145% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 100 million shares of common stock for potential conversions. Upon default, 145% of outstanding principal and interest shall be due immediately.

On June 15, 2015, the Company received net proceeds of $15,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $16,500 (“Third Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $1,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.

On May 15, 2015, the Company received net proceeds of $60,000 in exchange for an 8% interest bearing; unsecured convertible promissory note dated May 1, 2015 with a face value of $64,000 (“First Vis Vires Note”), which matures on February 5, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 61% of the average of the three (3) lowest closing bid prices over the 10 days prior to conversion. The note includes various prepayment penalties ranging from 112% through 130%, and default provisions of 150% of the then outstanding principal and interest, and an interest rate of 22% thereafter. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 59 million shares of common stock for potential conversions.

Convertible Debenture Repayments

On June 25, 2015, the Company repaid the Second KBM Note, as originated on December 15, 2014, consisting of $64,000 of principal and $22,400 of interest and prepayment penalties. The convertible promissory note was subsequently cancelled as paid in full.

On June 25, 2015, the Company repaid $12,000 on the First KBM Note, as originated on November 5, 2014, consisting of $9,700 of the remaining outstanding principal and $2,300 of interest. The convertible promissory note was subsequently cancelled as paid in full and the reserved shares have been released.

On June 24, 2015, the Company issued an unsecured convertible promissory note with a face value of $119,052 (“First Collier Note”), in exchange for the cancellation of three outstanding JMJ Notes, consisting of an aggregate of $108,492 of principal and $10,560 of interest, that were acquired by Collier Investments, LLC.

Common Stock Issuances for Debt Conversions

On June 23, 2015, the Company issued 5,641,026 shares of common stock pursuant to the conversion of $11,000 of outstanding principal on the First Tangiers Note.

On June 18, 2015, the Company issued 4,383,562 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First WHC Note.

On June 15, 2015, the Company issued 2,976,191 shares of common stock pursuant to the conversion of $7,500 of outstanding principal on the First Tangiers Note.

On June 11, 2015, the Company issued 5,684,421 shares of common stock pursuant to the conversion of $15,121, consisting of $6,000 of outstanding principal and $9,121 of interest, on the First Typenex Note.

On June 9, 2015, the Company issued 11,269,231 shares of common stock pursuant to the conversion of $29,300 of outstanding principal on the First KBM Note.

On May 29, 2015, the Company issued 5,882,353 shares of common stock pursuant to the conversion of $20,000 of outstanding principal on the First KBM Note.

On May 21, 2015, the Company issued 3,191,489 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First KBM Note.

On May 15, 2015, the Company issued 1,727,116 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First Tangiers Note.

On May 13, 2015, the Company issued 2,500,000 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First KBM Note.

On May 7, 2015, the Company issued 2,112,676 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First KBM Note.

On April 29, 2015, the Company issued 2,360,140 shares of common stock pursuant to the conversion of $13,500 of outstanding principal on the First Typenex Note.

On April 27, 2015, the Company issued 2,336,449 shares of common stock pursuant to the conversion of $15,000 of outstanding principal on the First Tangiers Note.

On April 16, 2015, the Company issued 2,750,000 shares of common stock pursuant to the conversion of $14,479 of outstanding principal on the First Vista Note.

On April 14, 2015, the Company issued 1,975,309 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First WHC Note.

On April 2, 2015, the Company issued 1,975,309 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First WHC Note.

On April 1, 2015, the Company issued 2,428,058 shares of common stock pursuant to the conversion of $13,500 of outstanding principal on the First Typenex Note.

Item 6. Exhibits

3.1	March 26, 1998 – Articles of Incorporation (incorporated by reference to Exhibit 2.(A)(1) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.2	March 26, 1998 – Bylaws of the Company (incorporated by reference to Exhibit 2.(A)(2) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.3	June 9, 1994 – Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State (incorporated by reference to Exhibit 5.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

3.4	June 4, 2007 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 8, 2007)

3.5	May 6, 2013 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

3.6	July 8, 2014 - Articles of Incorporation for Green Leaf Farms Holdings, Inc. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

3.7	July 18, 2014 - Articles of Organization for Green Leaf Medical, LLC. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

4.1	August 31, 2004 – 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

4.2	November 29, 2006 – 2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on January 18, 2007)

4.3	July 24, 2007 – Certificate of Designation for Series A Preferred Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on July 26, 2007)

4.4	July 22, 2009 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

4.5	December 17, 2010 – Certificate of Designation for Series B Preferred Stock filed with the Nevada Secretary of State on (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.6	December 17, 2010 – Form of Series B Stock Warrant (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.7	December 16, 2013 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on December 17, 2013)

10.1	January 27, 2015 – Form of Convertible Promissory Note (Second Group 10 Note) (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 14, 2015)

10.2	March 2, 2015 – Form of Convertible Promissory Note (First JSJ Note) (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 14, 2015)

10.3	July 1, 2015 – Employment Agreement with Mark Bradley (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission by Players Network on July 22, 2015)

10.4*	May 1, 2015 – Form of Convertible Promissory Note (First Vis Vires Note)

10.5*	May 1, 2015 – Form of Securities Purchase Agreement (First Vis Vires Note)

10.6*	June 24, 2015 – Form of Convertible Promissory Note (First Collier Note)

21.1	Subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 14, 2015)

31.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Confidential Treatment Requested

*** Management contract or any other compensatory plan, contract, or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 21, 2015

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

