Form 10-Q
period 2015-09-30
PLAYERS NETWORK
filed 2015-11-23
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2015.

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

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock on November 23, 2015 was 327,867,400.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended September 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
Assets	(Unaudited)

Current assets:
Cash	$21,021	$207,167
Deferred television costs	116,454	116,454
Other current assets	7,775	3,975
Total current assets	145,250	327,596

Investments, cost method	-	-
Fixed assets, net	65,918	71,271
Debt issuance costs, net	1,815	9,959

Total Assets	$212,983	$408,826

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$306,015	$264,723
Accrued expenses	264,169	180,579
Deferred revenues	135,000	135,000
Deferred rent obligations	3,052	4,432
Convertible debentures, net of discounts of $387,011 and $537,505 at September 30, 2015 and December 31, 2014, respectively	288,443	183,998
Short term debt	3,500	10,625
Derivative liabilities	1,237,442	1,417,187
Total current liabilities	2,230,121	2,196,544

Total Liabilities	2,230,121	2,196,544

Stockholders’ (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B convertible preferred stock, $0.001 par value, -0- and 10,873,347 shares authorized; -0- and 4,349,339 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	4,349
Series C convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 5,750,000 and -0- shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	5,750	-
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 321,367,400 and 179,271,304 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	321,367	179,271
Additional paid-in capital	26,684,859	25,041,295
Subscriptions payable, consisting of -0- and 1,534,929 shares at September 30, 2015 and December 31, 2014, respectively	-	19,238
Accumulated (deficit)	(28,828,128)	(26,848,642)
	(1,806,652)	(1,602,489)
Noncontrolling Interest	(210,486)	(185,229)
Total Stockholders’ (Deficit)	(2,017,138)	(1,787,718)

Total Liabilities and Stockholders’ (Deficit)	$212,983	$408,826

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue:	$129	$168	$649	$141,625

Expenses:
Direct operating costs	8,467	77,350	50,515	314,321
General and administrative	299,604	1,214,180	694,366	1,569,047
Officer salaries	46,555	97,261	186,750	524,917
Depreciation and amortization	7,536	7,469	22,607	19,984
Total operating expenses	362,033	1,396,260	954,238	2,428,269

Net operating loss	(364,533)	(1,396,092)	(953,589)	(2,286,644)

Other income (expense):
Gain on debt extinguishment	-	-	6,482	343,335
Interest expense	(224,163)	(104,319)	(851,396)	(231,552)
Change in derivative liabilities	(243,397)	(245,450)	(206,241)	(682,761)
Total other income (expense)	(467,560)	(349,769)	(1,051,155)	(570,978)

Net loss	$(829,593)	$(1,745,861)	$(2,004,744)	$(2,857,622)
Less: Net loss attributable to the non-controlling interest	15,037	183,067	25,258	183,067
Net loss attributable to Players Network	$(814,556)	$(1,562,794)	$(1,979,486)	$(2,674,555)

Weighted average number of common shares outstanding - basic and fully diluted	299,206,791	163,238,592	244,306,744	154,314,912

Net loss per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net (loss)	$(1,979,486)	$(2,674,555)
Minority interest in net loss	(25,257)	(183,067)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization expense	22,607	19,984
Gain on debt extinguishment	(6,482)	(343,335)
Change in fair market value of derivative liabilities	206,241	682,761
Amortization of convertible note payable discounts	701,120	164,651
Amortization of debt issuance costs	19,644	12,152
Stock issued for services	191,191	1,257,693
Stock issued for compensation, related party	237,800	158,115
Options and warrants granted for services	-	40,150
Options and warrants granted for services, related party	-	217,971
Decrease (increase) in assets:
Deferred television costs	-	116,454
Prepaid expenses	(3,800)	4,225
Increase (decrease) in liabilities:
Accounts payable	41,292	(10,785)
Accrued expenses	128,443	41,463
Deferred revenues	-	(135,000)
Deferred rent obligations	(1,380)	(631)
Net cash used in operating activities	(468,067)	(631,754)

Cash flows from financing activities
Purchase of fixed assets	(17,254)	(34,648)
Net cash used in investing activities	(17,254)	(34,648)

Cash flows from financing activities
Proceeds from convertible debentures	426,500	554,000
Repayment of convertible debentures	(111,200)	(63,500)
Proceeds from short term debt	3,500	-
Repayment of short term debt	(8,125)	(16,250)
Payments on debt issuance costs	(11,500)	(13,750)
Proceeds from sale of common stock of subsidiary	-	60,000
Proceeds from sale of common stock	-	181,000
Net cash provided by financing activities	299,175	701,500

Net increase (decrease) in cash	(186,146)	35,098
Cash - beginning	207,167	4,696
Cash - ending	$21,021	$39,794

Supplemental disclosures:
Interest paid	$46,342	$43,466
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of debt discounts	$524,626	$544,627
Value of shares issued for conversion of debt	$428,220	$106,447
Value of derivative adjustment due to debt conversions	$910,612	$686,198

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC. The Company follows the same accounting policies in the preparation of interim reports.

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

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, PNTV and subsidiaries, GLFH and GLML will be collectively referred to herein as the “Company”, “Players Network” or “PNTV”. The Company’s headquarters are located in Las Vegas, Nevada and substantially all of its customers are within the United States.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred television costs consist of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Development and pre-production costs	$-	$-
In-production	68,264	68,264
Post production	48,190	48,190
Total deferred television costs	$116,454	$116,454

Due to practical limitations applicable to monetizing our developed content over On-Demand networks, the Company has not considered collectability of advertising or television license revenues to be reasonably assured, and accordingly, the Company has expensed production costs related to the development of our On-Demand and internet-based content as incurred.

Revenue Recognition

The Company recognizes revenue from its internet television platform from internally generated products and from partnered merchants when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. These criteria are met when the customers purchase a product or access a web-based video, the product or web-based video has been electronically delivered to the purchaser and payment has been received. At that time, the Company’s obligations to the customer is substantially complete. The Company records the net amount it retains from the sale of items from its internet television platform after paying any agreed upon percentage of the purchase price to the featured advertising merchant excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as an agent of the partnered merchant in the transaction. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Network revenue consists of monthly network broadcast subscription revenue, which is recognized over the period in which the subscription service is available. Broadcast television advertising revenue is recognized when advertisements are aired. Video production revenue is recognized as digital video film is completed and accepted by the customer and collection is reasonably assured.

Revenue from the distribution of domestic television series is recognized as earned using the following criteria:

●	Persuasive evidence of an arrangement exists;

●	The show/episode is complete, and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

●	The license period has begun and the customer can begin its exploitation, exhibition or sale;

●	The price to the customer is fixed and determinable; and

●	Collectability is reasonably assured.

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

Deferred revenues consist of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Deferred revenues on television pilot episodes	$135,000	$135,000

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

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Note and tainted Warrant), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”), which addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period beginning after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company does not believe that the adoption of ASU 2014-15 will have a material impact on its financial statements.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($28,828,128), and as of September 30, 2015, the Company’s current liabilities exceeded its current assets by $2,092,371. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party

Officers

On July 21, 2015, we issued an aggregate of 5,750,000 shares of the Company’s newly created series C preferred stock to Mark Bradley, the Company’s Chief Executive Officer, in lieu of $17,250 of unpaid compensation pursuant to the terms of the new employment agreement. The total fair value of the Series C shares was $164,000 based on an independent valuation on the date of grant, resulting in additional compensation expense of $146,750.

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

Officer compensation expense was $333,500 and $524,917, including $195,950 and $337,971 of stock based bonuses, at September 30, 2015 and 2014, respectively. The balance owed was $35,544 and $13,895 at September 30, 2015 and 2014, respectively.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2015 and December 31, 2014, respectively:

	Fair Value Measurements at September 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$21,021	$-	$-
Total assets	21,021	-	-
Liabilities
Convertible debentures, net of discounts of $387,011	-	-	288,443
Short term debt	-	3,500	-
Derivative liability	-	-	1,237,442
Total liabilities	-	-	1,525,885
	$21,021	$(3,500)	$(1,525,885)

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$207,167	$-	$-
Total assets	207,167	-	-
Liabilities
Convertible debentures, net of discounts of $537,505	-	-	183,998
Short term debt	-	10,625	-
Derivative liability	-	-	1,417,187
Total liabilities	-	10,625	1,601,185
	$207,167	$(10,625)	$(1,601,185)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2015 and the year ended December 31, 2014.

Level 2 liabilities consisted of a short term, unsecured, promissory note. No fair value adjustment was necessary during the nine months ended September 30, 2015 and the year ended December 31, 2014.

Level 3 liabilities consist of a total of $675,454 and $721,503 of convertible debentures, net of discounts of $387,011 and $537,505 as of September 30, 2015 and December 31, 2014, respectively, in addition to the related derivative liabilities of $1,237,442 and $1,417,187 at September 30, 2015 and December 31, 2014, respectively.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Investments

On May 11, 2011, we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We acquired the interests in exchange for $25,499 that was in turn spent on the development of a promotional video that was to be distributed on our website. In addition, we agreed to pay a license fee of 20% of the adjusted gross revenues that we were to earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date. On March 23, 2011 and April 20, 2011 we then loaned $19,000 and $1,000, respectively, to ICI on an unsecured convertible promissory note carrying a 6% interest rate, maturing on May 11, 2012. In accordance with ASC 310-10-35-17, we applied normal loan review procedures and determined it was probable all amounts due from our loan would not be collected due to the financial condition of the debtor. As a result, we recognized impairment of $20,000 in 2011. On November 1, 2012, the Company elected to convert the total note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. Both the investments and the note receivable had been written off as impaired in 2011 due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are no longer on the balance sheets as of September 30, 2015 and December 31, 2014.

Note 7 – Fixed Assets

Fixed assets consist of the following at September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
Office equipment	$48,884	$48,884
Website development costs	99,880	99,880
Furniture and fixtures	2,730	2,730
Warehouse equipment	17,254	-
	168,748	151,494
Less accumulated depreciation	(102,830)	(80,223)
	$65,918	$71,271

Depreciation and amortization expense totaled $22,607 and $19,984 for the nine months ended September 30, 2015 and 2014, respectively.

Note 8 – Accrued Expenses

As of September 30, 2015 and December 31, 2014 accrued expenses included the following:

	September 30, 2015	December 31, 2014
Accrued Payroll, Officers	$35,544	$228
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	75,891	45,117
Advances	17,500	-
	$264,169	$180,579

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Convertible Debentures

Convertible debentures consist of the following at September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
On September 17, 2015, the Company received proceeds of $22,500 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) with a face value of $25,000 (“Second TJC Note”), which matures on September 16, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $105,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date (the “Variable Conversion Price”). If at any time while this note is outstanding, the lowest closing traded price is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) Variable Conversion Price or (2) $0.00001 until the note is no longer outstanding. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that was expensed as interest. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default. The Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note.	$25,000	$-

On September 17, 2015, the Company issued an unsecured replacement convertible promissory note in exchange for Second Group 10 Note, bearing interest at eight percent (8%) with a face value of $29,404 (“First TJC Note”), which matures on September 17, 2015. TJC Trading, LLC had acquired the promissory note from Group 10 Holdings, LLC, consisting of $26,750 of outstanding principal and $2,654 of interest. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date (the “Variable Conversion Price”). If at any time while this note is outstanding, the lowest closing traded price is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) Variable Conversion Price or (2) $0.00001 until the note is no longer outstanding. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default. The Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note.	29,404	-

On August 24, 2015, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (10%) with a face value of $66,000 (“Third WHC Note”), which matures on August 24, 2016. The financing carries a total face value of $66,000 and a $6,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $6,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 50 million shares of common stock for potential conversions.	66,000	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 25, 2015, the Company received net proceeds of $105,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $115,500 (“Fourth Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $10,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	115,500	-

On June 24, 2015, the Company issued an 8% interest bearing; unsecured convertible promissory note with a face value of $119,052 (“First Collier Note”), which matures on June 23, 2017 in exchange for the cancellation of three outstanding JMJ Notes, consisting of an aggregate of $108,492 of principal and $10,560 of interest, that were acquired by Collier Investments, LLC. The principal and interest is convertible into shares of common stock at 70% of the lowest volume weighted average price (“VWAP”) over the 20 days prior to conversion. The note includes prepayment cash redemption penalties of 145% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. On August 4, 2015, the note holder elected to convert a total of $40,600 of principal in exchange for 20,000,000 shares. The Company must at all times reserve at least 100 million shares of common stock for potential conversions. Upon default, 145% of outstanding principal and interest shall be due immediately.	78,452	-

On June 15, 2015, the Company received net proceeds of $15,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $16,500 (“Third Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $1,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	16,500	-

On May 15, 2015, the Company received net proceeds of $60,000 in exchange for an 8% interest bearing; unsecured convertible promissory note dated May 1, 2015 with a face value of $64,000 (“First Vis Vires Note”), which matures on February 5, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 61% of the average of the three (3) lowest closing bid prices over the 10 days prior to conversion. The note includes various prepayment penalties ranging from 112% through 130%, and default provisions of 150% of the then outstanding principal and interest, and an interest rate of 22% thereafter. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 59 million shares of common stock for potential conversions.	64,000	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 11, 2015, the Company received net proceeds of $70,000 in exchange for a 12% interest bearing; unsecured convertible promissory note dated March 2, 2015 with a face value of $75,000 (“First JSJ Note”), which matures on September 2, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of: (i) 58% of the average of the two (2) lowest closing prices over the 10 days prior to conversion; or (ii) 58% of the average of the two (2) lowest closing prices over the 10 days prior to the execution of the note (which was $0.008932). The note includes prepayment cash redemption penalties between 25% and 40% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 30 million shares of common stock for potential conversions.	75,000	-

On February 5, 2015, the Company received net proceeds of $50,000 with a face value of $53,750 that carries an 8% interest rate (“Second Tangiers Note”), which matures on February 5, 2016. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid, whereby $75,250 was previously advanced with the initial execution of the note on October 13, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.	53,750	-

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

The note carries an eighteen percent (18%) interest rate in the event of default along with a $1,000 penalty per business day commencing the business day following the date of the event of default. The note also includes prepayment cash redemption penalties between up to 15% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carried a $1,750 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company had to reserve at least 20 million shares of common stock for potential conversions. On July 30, 2015, the note holder elected to convert a total of $10,000 of principal in exchange for 7,194,245 shares. On September 17, 2015, the remaining balance of the note was settled with the issuance of a new note (First TJC Note) in the amount of $29,404, representing $26,750 of outstanding principal and $2,654 of interest.

	-	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On December 15, 2014, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note with a face value of $64,000 that carries an 8% interest rate (“Second KBM Note”), which matures on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 25 million shares of common stock for potential conversions. On June 25, 2015, the Company repaid the loan, consisting of $64,000 of principal and $22,400 of interest and prepayment penalties. The Note was subsequently cancelled as paid in full and the reserved shares have been released.	-	64,000

On November 5, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note with a face value of $104,000 that carries an 8% interest rate (“First KBM Note”), which matures on July 29, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that was amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between May 7, 2015 and June 9, 2015, the note holder elected to convert a total of $94,300 of principal in exchange for 24,955,749 shares. On June 25, 2015, the Company repaid $12,000, consisting of $9,700 of principal and $2,300 of interest. The Company reserved at least 43 million shares of common stock for potential conversions. The Note was subsequently cancelled as paid in full and the reserved shares have been released.	-	104,000

On October 13, 2014, the Company received net proceeds of $70,000 in exchange for an unsecured convertible promissory note with a face value of $75,250 that carries an 8% interest rate (“First Tangiers Note”), which matures on October 13, 2015. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. On various dates between April 27, 2015 and September 24, 2015, the note holder elected to convert a total of $53,500 of principal in exchange for 19,091,038 shares. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.	21,750	75,250

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On September 22, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $38,500 (“Second Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $3,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	38,500	38,500

On August 19, 2014, the Company received net proceeds of $40,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“Second WHC Note”), which matures on August 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty seven and a half percent (57.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 12 million shares of common stock for potential conversions. The Note is currently in default.	45,000	45,000

On July 15, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $37,500 (“Third LG Note”), which matures on March 15, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date if received after 4PM Eastern Standard Time. The note also carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $37,500, less $1,750 of debt issuance costs and $3,500 in due diligence fees, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 60% while that “Chill” is in effect. The Company paid total debt issuance cost of $2,500 that was amortized over the life of the loan on the straight line method, which approximated the effective interest method. The Company had to at all times reserve at least 9,513,000 shares of common stock for potential conversions. On March 12, 2015, the Company repaid $50,542, consisting of $37,500 of principal and $13,042 of interest and prepayment penalties. The convertible promissory note was subsequently cancelled as paid in full and the reserved shares have been released.	-	37,500

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 13, 2014, the Company received net proceeds of $75,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“First WHC Note”), which matures on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. In addition, the Company issued warrants to purchase 1.5 million shares of the Company’s common stock at a strike price of $0.05 per share exercisable over three years from the date of issuance. On various dates between December 26, 2014 and June 18, 2015, the note holder elected to convert a total of $95,000, consisting of $80,000 principal and $15,000 of interest and penalties, in exchange for 28,539,570 shares of common stock. The convertible promissory note was subsequently cancelled as paid in full and the reserved shares have been released.	-	70,000

On June 2, 2014, the Company received net proceeds of $50,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $55,000 (“First Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between December 10, 2014 and April 16, 2015, the note holder elected to convert a total of $43,402 of principal in exchange for 7,165,571 shares. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	11,598	45,762

On May 20, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note, bearing interest at 10% annually, with a face value of $113,000 (“First Typenex Note”), which matures on May 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the three (3) lowest (“Trading Prices”), whereby Trading Price is defined as the volume weighted average price (“VWAP”) of the Company’s common stock over the fifteen (15) trading days prior to the conversion request date. If the arithmetic average of the three (3) lowest Trading Prices is less than $0.01, then the Conversion Factor will be reduced to 60%. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 125% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $10,000 Original Issue Discount, and loan origination costs of $3,000, that are being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 24, 2014 and June 11, 2015, the note holder elected to convert a total of $122,121, consisting of $113,000 of principal and $9,121 of interest, in exchange for 17,864,267 shares of common stock. In addition, another 656,735 shares, valued at $10,508 were issued pursuant to a forbearance agreement as a penalty for delays in the issuance of one of the conversions. The Company reserved at least three times the number of shares equal to the outstanding balance divided by the conversion price, but in any event not less than 22 million shares of common stock for potential conversions. The Note was satisfied in full and the reserved shares have been released.	-	78,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 9, 2014, the Company received $50,000 in exchange for an unsecured convertible promissory note that carries a 12% interest rate (“First Group 10 Note”), which matures on May 8, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of (a) fifty eight percent (58%) of the average of the two lowest closing bid prices of the Company’s common stock for the seventeen (17) trading days prior to the conversion notice date, or (b) four and a half cents ($0.045) per share. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 10, 2014 and February 2, 2015, the note holder elected to convert a total of $53,536, consisting of $50,000 of principal and $3,536 of interest, in exchange for 5,346,392 shares of common stock in complete satisfaction of the debt. The convertible promissory note was subsequently cancelled as paid in full. The Company had to reserve at least 20 million shares of common stock for potential conversions. The Note was satisfied in full and the reserved shares have been released.	-	20,000

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matures on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	35,000	35,000

On April 17, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Fourth JMJ Note”), which matures on April 16, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 60 million shares of common stock for potential conversions. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	-	44,000

On February 20, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Third JMJ Note”), which matures on February 19, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	-	44,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 4, 2013, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matures on June 3, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company amortized the $2,500 original issuance discount over the life of the loan on the straight line method, which approximated the effective interest method. On May 12, 2014, the note holder elected to convert a total of $10,308, consisting of $7,008 of principal and $3,300 of accrued interest, in exchange for 805,058 shares of common stock. The Company reserved at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	$-	$20,491

Total convertible debentures	675,454	721,503
Less: unamortized debt discounts	(387,011)	(537,505)
Convertible debentures	$288,443	$183,998

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $548,126 and $818,877 for the variable conversion features of the convertible debts incurred during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. The discounts, including Original Issue Discounts of $23,500 and $44,250 during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $698,620 and $164,651 of interest expense pursuant to the amortization of the note discounts during the nine months ended September 30, 2015 and 2014, respectively.

In addition, a total of $11,500 and $21,750 of loan origination costs were incurred pursuant to the closings of convertible debentures during the nine months ended September 30, 2015, and the year ended December 31, 2014, respectively, which are being amortized to interest expense over the term of the debentures using the straight line method, which approximates the effective interest method. The Company recorded $19,644 and $12,152 of interest expense pursuant to the amortization of the loan origination costs during the nine months ended September 30, 2015 and 2014, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $121,916 and $53,154 for the nine months ended September 30, 2015 and 2014, respectively related to convertible debts.

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

As of the filing date of this report, the Company had not sold any shares to Dutchess nor received any financing from Dutchess.

Note 11 – Short Term Debt

Short-term debt consists of the following at September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
10% unsecured debenture, due on demand. Originated on August 6, 2015.	$3,500	$-

4% unsecured debenture, due June 7, 2012. Currently in default. On June 2, 2014, the Company and the lender entered into a settlement agreement whereby the note was considered satisfactorily paid in full with the successful payment of four equal payments of $8,125 made in quarterly periods, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015, resulting in a gain on debt extinguishment of $6,482. Pursuant to the terms of the settlement agreement, the note was subsequently cancelled as paid in full, and 4,349,339 shares of series B preferred stock held by the lender were exchanged for 4,349,339 shares of common stock.	$-	$10,625

Total short term debt	$3,500	$10,625

The Company recorded interest expense pursuant to the stated interest rate on the above promissory note in the amount of $53 and $940 at September 30, 2015 and 2014, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following presents components of interest expense by instrument type at September 30, 2015 and 2014, respectively:

	September 30, 2015	September 30, 2014
Interest on convertible debentures	$121,916	$53,154
Amortization of discount on convertible debentures	698,620	164,651
Amortization of debt issuance costs	19,644	12,152
Loss on debt conversions	10,508	-
Interest on short term debt	53	940
Accounts payable related finance charges	655	655
	$851,396	$231,552

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $1,237,442 and $1,417,187 at September 30, 2015 and December 31, 2014, respectively. The change in fair value of the derivative liabilities resulted in a loss of $206,241 and $682,761 for the nine months ended September 30, 2015 and 2014, respectively, which has been reported as other expense in the statements of operations. The loss of $206,241 for the nine months ended September 30, 2015 consisted of a loss of $293,144 due to the value in excess of the face value of the convertible notes, a gain of $2,793 attributable to the fair value of preferred stock, a gain of $110,303 attributable to the fair value of warrants and a net loss in market value of $26,193 on the convertible notes. The loss of $682,761 for the nine months ended September 30, 2014 consisted of a loss of $435,387 due to the value in excess of the face value of the convertible notes, a gain of $26,634 attributable to the fair value of preferred stock, a gain of $260,644 attributable to the fair value of warrants and a net loss in market value of $534,652 on the convertible notes.

The following presents the derivative liability value by instrument type at September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
Convertible debentures	$1,236,989	$1,301,032
Common stock warrants	453	110,756
Convertible preferred stock	-	5,399
	$1,237,442	$1,417,187

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively:

Derivative
Liability
Total
Balance, December 31, 2013	$648,298
Increase in derivative value due to issuances of convertible promissory notes	1,434,887
Increase in derivative value attributable to tainted warrants	20,633
Change in fair market value of derivative liabilities due to the mark to market adjustment	153,998
Debt conversions	(840,629)
Balance, December 31, 2014	$1,417,187
Increase in derivative value due to issuances of convertible promissory notes	817,770
Increase in derivative value attributable to issuance of warrants	-
Change in fair market value of derivative liabilities due to the mark to market adjustment	(86,903)
Debt conversions	(910,612)
Balance, September 30, 2015	$1,237,442

Key inputs and assumptions used to value the convertible debentures and warrants issued during the nine months ended September 30, 2015 and the year ended December 31, 2014:

●	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.

●	The warrant exercise prices ranged from $0.04 to $0.18, exercisable over 2 to 10 year periods from the grant date.

●	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.

●	The monthly trading volume would reflect historical averages and would increase at 1% per month.

●	The holder would automatically convert the notes at maturity at the greater of 2 times the conversion price or stock price if the registration was effective and the Company was not in default.

●	An event of default for the convertible note would occur 0% of the time, increasing to 1% per month to a maximum of 5%.

●	Alternative financing for the convertible note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%.

●	The computed volatility was projected based on historical volatility.

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

Convertible Preferred Stock

The Board, from the authorized capital of 50,000,000 preferred shares, as amended on July 22, 2015, has authorized and designated 2,000,000 shares of series A preferred stock (“Series A”) and 12,000,0000 shares of series C preferred stock (“Series C”), of which 2,000,000 shares and -0- shares are issued and outstanding, respectively. A total of 36,000,000 shares remained undesignated as of September 30, 2015.

The Series A shares carry 25:1 preferential voting rights, and are convertible into shares of common stock on a 1:1 basis.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Series B shares were convertible at the option of the holder into shares of common stock at an initial ratio of one share of series B preferred stock into one share of common stock (1:1), as adjusted for the dilutive effects of additional stock subsequent to the original issuance of the series B shares on December 17, 2010. The Series B Preferred conversion ratio was to be adjusted to a price determined by multiplying such Conversion Price by a fraction, the numerator of which shall be the number of shares of Common Stock Outstanding (meaning (1) outstanding Common Stock, (2) Common Stock issuable upon conversion of outstanding Preferred Stock, (3) Common Stock issuable upon exercise of outstanding stock options (including Common Stock issuable upon the conversion of shares or other securities issued pursuant to the exercise of outstanding stock options) and (4) Common Stock issuable upon exercise (and, in the case of warrants to purchase Preferred Stock or other securities, conversion) of outstanding warrants. Shares described in (1) through (4) above were to be included whether vested or unvested, whether contingent or non-contingent and whether exercisable or not yet exercisable.) immediately prior to such issuance plus the number of shares of Common Stock that the aggregate consideration received by this Corporation for such issuance would purchase at such Conversion Price; and the denominator of which were to be the number of shares of Common Stock Outstanding immediately prior to such issuance plus the number of shares of such Additional Stock. The maximum shares of common stock convertible were to be reserved from the authorized shares. On July 22, 2015, the Series B class of stock was terminated.

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

The Series C shares carry 50:1 preferential voting rights, and are convertible into shares of common stock on a 1:1 basis

Series C Preferred Stock Issuances

On July 21, 2015, we issued an aggregate of 5,750,000 shares of the Company’s newly created series C preferred stock to Mark Bradley, the Company’s Chief Executive Officer, in lieu of $17,250 of unpaid compensation pursuant to the terms of the new employment agreement. The total fair value of the Series C shares was $164,000 based on an independent valuation on the date of grant, resulting in additional compensation expense of $146,750.

Common Stock Authorized

The Company has authorized 1,200,000,000 shares of common stock, as amended on July 22, 2015, of which 327,867,400 shares were issued and outstanding and 538,625,835 shares were reserved as of the date of this filing.

Common Stock Issuances for Debt Conversions

On September 24, 2015, the Company issued 6,410,256 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First Tangiers Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 24, 2015, the Company issued 7,000,000 shares of common stock pursuant to the conversion of $7,000 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Options and Warrants

Options and Warrants Granted

No options or warrants were granted during the nine months ended September 30, 2015.

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

Options and Warrants Exercised

No options or warrants were exercised during the nine months ended September 30, 2015.

Note 15 – Gain on Debt Settlements

The Company recognized a gain on debt extinguishment in the total amount of $6,482 and $343,335 during the nine months ended September 30, 2015 and 2014, respectively, as presented in other income within the Statements of Operations.

The Company and one of our lenders entered into a settlement agreement whereby an outstanding $35,000 promissory note was satisfied with the successful payment of $32,500, consisting of four equal payments of $8,125, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015, resulting in a $6,482 gain on settlement, consisting of $2,500 of principal and $3,982 of accrued interest, as presented in other income at September 30, 2015.

Note 16 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2015, the Company had approximately $20,500,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	September 30, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry forwards	$7,175,000	$6,440,000

Net deferred tax assets before valuation allowance	7,175,000	6,440,000
Less: Valuation allowance	(7,175,000)	(6,440,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2015 and December 31, 2014, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	September 30, 2015	December 31, 2014

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 17 – Non-Controlling Interest

Non-controlling interest represented 17% interest in the subsidiary held amongst eleven individuals, of whom the Company’s CEO, Mark Bradley and the Company’s President of Programming, Michael Berk own 3% and 1%, respectively, through December 8, 2014. On December 9, 2014, one of the non-officer, minority investors exercised an option to purchase an additional 1.6% interest in the Company’s subsidiary from the parent in exchange for proceeds of $160,000, thereby increasing the minority interest in the subsidiary to 18.6% amongst the same individuals, which represented the outstanding non-controlling interest for the nine months ended September 30, 2015. The net loss attributable to the non-controlling interest totaled $25,258 and $185,229 during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

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

Note 18 – Subsequent Events

Common Stock Issuances for Services

On October 26, 2015, the Company issued 2,500,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant.

On October 26, 2015, the Company issued 2,000,000 shares of S-8 common stock for professional services provided. The total fair value of the common stock was $4,800 based on the closing price of the Company’s common stock on the date of grant.

On October 25, 2015, the Company issued 1,500,000 shares of restricted common stock for video production services provided. The total fair value of the common stock was $2,700 based on the closing price of the Company’s common stock on the date of grant.

On October 7, 2015, the Company issued 500,000 shares of restricted common stock for legal services provided. The total fair value of the common stock was $1,150 based on the closing price of the Company’s common stock on the date of grant.

GLFH Building Lease

On October 14, 2015, Green Leaf Farms Holding, Inc. (“GLFH”) and SFC Leasing, LLP entered into a settlement and release of claims agreement that terminated GLFH’s lease for the property located at 203 E. Mayflower Avenue in North Las Vegas. The Company will need to obtain a new building location in order to transition its provisional medical marijuana production and cultivation licenses to an approved status, which is necessary to implement their plan to enter into the medical marijuana industry. Pursuant to NAC 453A.324, the State of NV has imposed a deadline for the timeline to implement operations, which is currently approximately May of 2016. If GLFH is not fully operational by then their licenses may be revoked.

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

Results of Operations for the Three Months Ended September 30, 2015 and 2014:

	For the Three
	Months Ended
	September 30,		Increase /
	2015	2014	(Decrease)

Revenues	$129	$168	$(39)

Direct operating costs	8,467	77,350	(68,883)
General and administrative	299,604	1,214,180	(914,576)
Officer salaries	46,555	97,261	(50,706)
Depreciation and amortization	7,536	7,469	67

Total Operating Expenses	362,162	1,396,260	(1,034,098)

Net Operating Loss	(362,033)	(1,396,092)	(1,034,059)

Total other income (expense)	(467,560)	(349,769)	117,791

Net Loss	$(829,593)	$(1,745,861)	$(916,268)

Revenues:

During the three months ended September 30, 2015 and 2014, we received revenues primarily from the sale of in-home media and advertising fees on content development. Aggregate revenues for the three months ended September 30, 2015 were $129, compared to revenues of $168 in the three months ended September 30, 2014, a decrease in revenues of $39, or 23%.

Direct Operating Costs:

Direct operating costs were $8,467 for the three months ended September 30, 2015 compared to $77,350 for the three months ended September 30, 2014, a decrease of $68,883, or 89%. Our direct operating costs decreased primarily due to diminished content production for our new media platform, other than our Weed.tv channel, as we focused more on the development of our medical marijuana ventures during the three months ended September 30, 2015.

General and Administrative:

General and administrative expenses were $299,604 for the three months ended September 30, 2015, compared to $1,214,180 for the three months ended September 30, 2014, a decrease of $914,576, or 75%. General and administrative expense decreased primarily due to decreased stock-based compensation paid to employees and consultants during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Officer salaries:

Officer salaries expense totaled $46,555 for the three months ended September 30, 2015, compared to $97,261 for the three months ended September 30, 2014, an increase of $50,706, or 52%.

Depreciation and Amortization:

Depreciation and amortization expense was $7,536 for the three months ended September 30, 2015, compared to $7,469 for the three months ended September 30, 2014, an increase of $67, or 1%. The increase in depreciation and amortization was primarily due to additional depreciation on fixed asset additions acquired after the end of the comparative period.

Net Operating Loss:

Net operating loss for the three months ended September 30, 2015 was $362,033, or ($0.00) per share, compared to a net operating loss of $1,396,092 for the three months ended September 30, 2014, or ($0.01) per share, a decrease of $1,034,098, or 74%. Net operating loss decreased primarily due to reduced spending on content production for our new media platform and reductions in stock-based compensation paid to employees and consultants during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Other Income (Expense):

Other expense was $467,560 for the three months ended September 30, 2015, compared to other expense of $349,769 for the three months ended September 30, 2014, an increase of $117,791, or 34%. Other expense increased primarily due to increased interest expense of $119,844 on our increased indebtedness during the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

Net Loss:

The net loss for the three months ended September 30, 2015 was $829,593, or ($0.00) per share, compared to a net loss of $1,745,861, or ($0.01) per share, for the three months ended September 30, 2014, a decreased net loss of $916,268, or 52%. Net loss decreased primarily due to decreased stock-based compensation paid to employees and consultants during the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014:

	For the Nine
	Months Ended
	September 30,		Increase /
	2015	2014	(Decrease)

Revenues	$649	$141,625	$(140,976)

Direct operating costs	50,515	314,321	(263,806)
General and administrative	694,366	1,569,047	(874,681)
Officer salaries	186,750	524,917	(338,167)
Depreciation and amortization	22,607	19,984	2,623

Total Operating Expenses	954,238	2,428,269	(1,474,031)

Net Operating Loss	(953,589)	(2,286,644)	(1,333,055)

Total other income (expense)	(1,051,155)	(570,978)	480,177

Net Loss	$(2,004,744)	$(2,857,622)	$(852,878)

Revenues:

During the nine months ended September 30, 2015 and 2014, we received revenues primarily from the sale of in-home media, advertising fees on content development and the recognition of deferred revenues on content development. Aggregate revenues for the nine months ended September 30, 2015 were $649, compared to revenues of $141,625 in the nine months ended September 30, 2014, a decrease in revenues of $140,976, or 100%. Our revenues decreased primarily due to the recognition of $135,000 of deferred revenues from the completion and delivery of the final two pilot episodes of our “Naked Empire Series” project with HJ Productions during the nine months ended September 30, 2014 that was subsequently reversed on December 31, 2014. During the nine months ended September 30, 2014, we also recognized a total of $5,950 from the first sales of advertising on our new media channel, “Weed.tv” within our internet platform.

Direct Operating Costs:

Direct operating costs were $50,515 for the nine months ended September 30, 2015 compared to $314,321 for the nine months ended September 30, 2014, a decrease of $263,806, or 84%. Our direct operating costs decreased primarily due to diminished content production for our new media platform, other than our Weed.tv channel, as we focused more on the development of our medical marijuana ventures during the nine months ended September 30, 2015.

General and Administrative:

General and administrative expenses were $694,366 for the nine months ended September 30, 2015, compared to $1,569,047 for the nine months ended September 30, 2014, a decrease of $874,681, or 56%. General and administrative expense decreased primarily due to decreased stock-based compensation paid to employees and consultants and administrative costs paid to consultants during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Officer Salaries:

Officer salaries expense totaled $186,750 for the nine months ended September 30, 2015, compared to $524,917 for the nine months ended September 30, 2014, a decrease of $338,167, or 64%. The decrease in officer salaries was primarily due to non-cash, stock-based compensation bonuses issued to our CEO during the nine months ended September 30, 2014, consisting of 4 million shares of common stock with a fair value of $120,000, and 8 million common stock options valued at $217,971, that were greater than the comparative stock-based compensation, consisting of 1.5 million shares of common stock with a fair value of $24,600, during the nine months ended September 30, 2015.

Depreciation and Amortization:

Depreciation and amortization expense was $22,607 for the nine months ended September 30, 2015, compared to $19,984 for the nine months ended September 30, 2014, an increase of $2,623, or 13%. The increase in depreciation and amortization was primarily due to additional depreciation on fixed asset additions acquired after the end of the comparative period.

Net Operating Loss:

Net operating loss for the nine months ended September 30, 2015 was $953,589, or ($0.00) per share, compared to a net operating loss of $2,286,644 for the nine months ended September 30, 2014, or ($0.01) per share, a decrease of $1,333,055, or 58%. Net operating loss decreased primarily due to reduced spending on content production for our new media platform and decreased officer compensation from the lack of stock-based compensation, as diminished by the lack of revenues during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Other Income (Expense):

Other income (expense) was $(1,051,155) for the nine months ended September 30, 2015, compared to $(570,978) for the nine months ended September 30, 2014, an increase of $480,177, or 84%. Other expense increased on a net basis primarily due to increased interest expense of $619,844 on our increased indebtedness and a decreased gain on debt extinguishment of $336,853 during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, as diminished by a $476,520 decrease related to our change in derivative liabilities recognized during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Net Loss:

The net loss for the nine months ended September 30, 2015 was $2,004,744, or ($0.01) per share, compared to a net loss of $2,857,622, or ($0.02) per share, for the nine months ended September 30, 2014, a decreased net loss of $852,878, or 30%. Net loss decreased primarily due to reduced content production for our new media platform, decreased stock based compensation for services, and a reduction in losses resulting from changes in our derivative liabilities as diminished by increased interest expense on our convertible debentures during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2015 compared to December 31, 2014.

	September 30,	December 31,	Increase /
	2015	2014	(Decrease)

Total Assets	$212,983	$408,826	$(195,843)

Total Liabilities	$2,230,121	$2,196,544	$33,577

Accumulated (Deficit)	$(28,828,128)	$(26,848,642)	$1,971,986

Stockholders’ Equity (Deficit)	$(2,017,138)	$(1,787,718)	$(229,420)

Working Capital (Deficit)	$(2,092,371)	$(1,868,948)	$(215,923)

Our principal source of operating capital has been provided from convertible debt financings and investments in our recently established subsidiaries. At September 30, 2015, we had a negative working capital position of $2,092,371.

Debt Financing

On September 17, 2015, the Company received proceeds of $22,500 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) with a face value of $25,000 (“Second TJC Note”), which matures on September 16, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $105,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date (the “Variable Conversion Price”). If at any time while this note is outstanding, the lowest closing traded price is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) Variable Conversion Price or (2) $0.00001 until the note is no longer outstanding. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that was expensed as interest. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default. The Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note.

On September 17, 2015, the Company issued an unsecured replacement convertible promissory note in exchange for Second Group 10 Note, bearing interest at eight percent (8%) with a face value of $29,404 (“First TJC Note”), which matures on September 17, 2015. TJC Trading, LLC had acquired the promissory note from Group 10 Holdings, LLC, consisting of $26,750 of outstanding principal and $2,654 of interest. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date (the “Variable Conversion Price”). If at any time while this note is outstanding, the lowest closing traded price is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) Variable Conversion Price or (2) $0.00001 until the note is no longer outstanding. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default. The Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note.

On August 24, 2015, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (10%) with a face value of $66,000 (“Third WHC Note”), which matures on August 24, 2016. The financing carries a total face value of $66,000 and a $6,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $6,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 50 million shares of common stock for potential conversions.

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

To conserve on the Company’s capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the nine months ended September 30, 2015, the Company granted a total of 13,700,000 shares of common stock and 5,750,000 shares of Convertible Preferred Series C Stock valued at $370,640 in lieu of cash payments to employees and outside consultants, compared to the issuance of 11,276,061 shares of common stock valued at $352,335 in lieu of cash payments to employees and outside consultants during the nine months ending September 30, 2014. In addition, the Company exchanged 4,349,339 shares of common stock for 4,349,339 shares of series B preferred stock, resulting in $47,843 of stock based compensation. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2015.

During the nine months ended September 30, 2015, we issued a total of 121,855,093 shares of common stock pursuant to the conversion of $428,220 of indebtedness on convertible debentures. The conversion prices of a total of $675,454 in outstanding convertible notes outstanding as of September 30, 2015, is convertible at various prices discounted to market as depicted in the table below. As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.0015 per share
Lender /	Conversion	Principal	100%	75%	50%	25%
Origination	Terms	Borrowed	$0.0015	$0.0011	$0.0008	$0.0004

LG Capital Funding, LLC (Second LG Capital Note) April 24, 2014	Convertible into 55% of the average of the lowest closing bid prices over the 12 trading days prior to the conversion request.	$35,000	23,333,333	31,111,111	46,666,667	93,333,333

Vista Capital (First Vista Note) June 2, 2014	Convertible into 65% of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date.	$11,598	7,732,000	10,309,333	15,464,000	30,928,000

WHC Capital (Second WHC Note) August 19, 2014	Convertible into 57.5% of the average of the two (2) lowest closing bid prices over the 10 trading days prior to the conversion request.	$45,000	30,000,000	40,000,000	60,000,000	120,000,000

Vista Capital Investments, LLC (Second Vista Note) September 22, 2014	Convertible into 65% of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date.	$38,500	25,666,667	34,222,222	51,333,333	102,666,667

Tangiers Investment Group, LLC (First Tangiers Note) October 13, 2014	Convertible at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%).	$21,750	14,500,000	19,333,333	29,000,000	58,000,000

Tangiers Investment Group, LLC (Second Tangiers Note) February 5, 2015	Convertible at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%).	$53,750	35,833,333	47,777,778	71,666,667	143,333,333

JSJ Investments, Inc. (First JSJ Note) March 2, 2015	Convertible at a price equal to the lesser of: (i) 58% of the average of the two (2) lowest closing prices over the 10 days prior to conversion; or (ii) 58% of the average of the two (2) lowest closing prices over the 10 days prior to the execution of the note (which was $0.008932).	$75,000	50,000,000	66,666,667	100,000,000	200,000,000

Vis Vires Group (First Vis Vires Note) May 1, 2015	Convertible into shares of common stock at the discretion of the note holder at a price equal to 61% of the average of the three (3) lowest closing bid prices over the 10 days prior to conversion.	$64,000	42,666,667	56,888,889	85,333,333	170,666,667

Vista Capital Investments, LLC (Third Vista Note) June 15, 2015	Convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date.	$16,500	11,000,000	14,666,667	22,000,000	44,000,000

Collier Investments, LLC (First Collier Note) June 24, 2015	Convertible into shares of common stock at 70% of the lowest volume weighted average price (“VWAP”) over the 20 days prior to conversion.	$78,452	52,301,333	69,735,111	104,602,667	209,205,333

Vista Capital Investments, LLC (Fourth Vista Note) June 25, 2015	Convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date.	$115,500	77,000,000	102,666,667	154,000,000	308,000,000

WHC Capital, LLC (Third WHC Note) August 24, 2015	Convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date.	$66,000	44,000,000	58,666,667	88,000,000	176,000,000

TJC Trading, LLC (First TJC Note) September 17, 2015	Convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date.	$29,404	19,602,667	26,136,889	39,205,333	78,410,667

TJC Trading, LLC (Second TJC Note) September 17, 2015	Convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date.	$25,000	16,666,667	22,222,222	33,333,333	66,666,667

		$675,454	450,302,667	600,403,556	900,605,333	1,801,210,667

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, PNTV and subsidiaries, GLFH and GLML will be collectively referred to herein as the “Company”, “Players Network” or “PNTV”. The Company’s headquarters are located in Las Vegas, Nevada and substantially all of its customers are within the United States.

Revenue Recognition

The Company recognizes revenue from its internet television platform from internally generated products and from partnered merchants when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. These criteria are met when the customers purchase a product or access a web-based video, the product or web-based video has been electronically delivered to the purchaser and payment has been received. At that time, the Company’s obligations to the customer is substantially complete. The Company records the net amount it retains from the sale of items from its internet television platform after paying any agreed upon percentage of the purchase price to the featured advertising merchant excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as an agent of the partnered merchant in the transaction. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Network revenue consists of monthly network broadcast subscription revenue, which is recognized over the period in which the subscription service is available. Broadcast television advertising revenue is recognized when advertisements are aired. Video production revenue is recognized as digital video film is completed and accepted by the customer and collection is reasonably assured.

Revenue from the distribution of domestic television series is recognized as earned using the following criteria:

●	Persuasive evidence of an arrangement exists;

●	The show/episode is complete, and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

●	The license period has begun and the customer can begin its exploitation, exhibition or sale;

●	The price to the customer is fixed and determinable; and

●	Collectability is reasonably assured.

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

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Note and tainted Warrant), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2015, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sales of equity securities by the Company occurred during the three month period ended September 30, 2015:

Common Stock Issuances for Debt Conversions

On September 24, 2015, the Company issued 6,410,256 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First Tangiers Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 24, 2015, the Company issued 7,000,000 shares of common stock pursuant to the conversion of $7,000 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Item 3. Defaults Upon Senior Securities

On October 24, 2014, a note holder submitted a conversion request to convert $10,000 of principal on the Second LG Note, which was inconsistent with the conversion terms as stated in the convertible promissory note. The Company requested that the conversion notice be corrected and resubmitted, at which time the note holder contended the conversion terms were intended to be based on 55% of the lowest closing bid price over the preceding twelve trading days, as opposed to the stated 55% of the average of the lowest closing bid price of the Common Stock over the preceding twelve trading days. On October 31, 2014, the note holder sent demand for repayment on the Second LG Note, consisting of $35,000 of principal and $1,214 of accrued interest outstanding as of September 30, 2015. As a result, we are in default on this convertible promissory note. The note carries an 18% default interest rate and a penalty of $250 per day that the shares are not issued, beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increased to $500 per day beginning on the 10th day after the conversion notice was delivered to the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Convertible Debenture Proceeds

On September 17, 2015, the Company received proceeds of $22,500 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) with a face value of $25,000 (“Second TJC Note”), which matures on September 16, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $105,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date (the “Variable Conversion Price”). If at any time while this note is outstanding, the lowest closing traded price is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) Variable Conversion Price or (2) $0.00001 until the note is no longer outstanding. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that was expensed as interest. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default. The Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note.

On September 17, 2015, the Company issued an unsecured replacement convertible promissory note in exchange for Second Group 10 Note, bearing interest at eight percent (8%) with a face value of $29,404 (“First TJC Note”), which matures on September 17, 2015. TJC Trading, LLC had acquired the promissory note from Group 10 Holdings, LLC, consisting of $26,750 of outstanding principal and $2,654 of interest. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date (the “Variable Conversion Price”). If at any time while this note is outstanding, the lowest closing traded price is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) Variable Conversion Price or (2) $0.00001 until the note is no longer outstanding. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default. The Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note.

On August 24, 2015, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (10%) with a face value of $66,000 (“Third WHC Note”), which matures on August 24, 2016. The financing carries a total face value of $66,000 and a $6,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $6,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 50 million shares of common stock for potential conversions.

Common Stock Issuances for Debt Conversions

On September 24, 2015, the Company issued 6,410,256 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First Tangiers Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 24, 2015, the Company issued 7,000,000 shares of common stock pursuant to the conversion of $7,000 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Item 6. Exhibits

3.1	March 26, 1998 – Articles of Incorporation (incorporated by reference to Exhibit 2.(A)(1) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.2	March 26, 1998 – Bylaws of the Company (incorporated by reference to Exhibit 2.(A)(2) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.3	June 9, 1994 – Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State (incorporated by reference to Exhibit 5.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

3.4	June 4, 2007 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 8, 2007)

3.5	May 6, 2013 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

3.6	July 8, 2014 - Articles of Incorporation for Green Leaf Farms Holdings, Inc. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

3.7	July 18, 2014 - Articles of Organization for Green Leaf Medical, LLC. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

4.1	August 31, 2004 – 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

4.2	November 29, 2006 – 2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on January 18, 2007)

4.3	July 24, 2007 – Certificate of Designation for Series A Preferred Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on July 26, 2007)

4.4	July 22, 2009 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

4.5	December 17, 2010 – Certificate of Designation for Series B Preferred Stock filed with the Nevada Secretary of State on (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.6	December 17, 2010 – Form of Series B Stock Warrant (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.7	December 16, 2013 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on December 17, 2013)

10.1*	September 17, 2015 – Form of Replacement Convertible Promissory Note (First TJC Note)

10.2*	September 17, 2015 – Form of Convertible Promissory Note (Second TJC Note)

10.3*	September 17, 2015 – Form of Securities Purchase Agreement (Second TJC Note)

10.4*	August 24, 2015 – Form of Convertible Promissory Note (Third WHC Note)

10.5*	August 24, 2015 – Form of Securities Purchase Agreement (Third WHC Note)

10.6*	August 6, 2015 – Form of Promissory Note (First Winfield Note)

10.7	January 27, 2015 – Form of Convertible Promissory Note (Second Group 10 Note) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 14, 2015)

10.8	March 2, 2015 – Form of Convertible Promissory Note (First JSJ Note) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 14, 2015)

10.9	July 1, 2015 – Employment Agreement with Mark Bradley (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission by Players Network on July 22, 2015)

10.10	May 1, 2015 – Form of Convertible Promissory Note (First Vis Vires Note) (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 21, 2015)

10.11	May 1, 2015 – Form of Securities Purchase Agreement (First Vis Vires Note) (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 21, 2015)

10.12	June 24, 2015 – Form of Convertible Promissory Note (First Collier Note) (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 21, 2015)

21.1	Subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 14, 2015)

31.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Confidential Treatment Requested

*** Management contract or any other compensatory plan, contract, or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 23, 2015

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

