Form 10-K
period 2015-12-31
PLAYERS NETWORK
filed 2016-05-13
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number: 000-29363

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

1771 E. Flamingo Road, #201-A

Las Vegas, NV 89119

(Address of principal executive offices including zip code)

Registrant’s telephone number: (702) 734-3457

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

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

Yes [  ] No [X]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2015, was approximately $842,541 based on a share value of $0.0036 per share. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of May 8, 2016, there were 393,917,678 shares of the issuer’s common stock issued and outstanding.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	increased competitive pressures from existing competitors and new entrants;

●	general economic and business conditions, and trends in the travel and entertainment industries;

●	trends in hotel/casino occupancy rates and business and leisure travel patterns, including the potential impacts that wars, terrorist activities, or other geopolitical events might have on such occupancy rates and travel patterns;

●	uncertainties inherent in our efforts to renew or enter into agreements on acceptable terms with our significant hotel/casino customers;

●	the regulatory and competitive environment of the industry in which we operate;

●	the potential impact that any negative publicity, lawsuits, or boycotts by opponents of gaming or other gaming related activities distributed by us could have on the willingness of hotel/casino industry participants to deliver such content to guests;

●	the potential for increased government regulation and enforcement actions, and the potential for changes in laws that would restrict or otherwise inhibit our ability to make gaming related programming content available over our network systems;

●	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

●	deterioration in general or regional economic conditions;

●	loss of customers or sales weakness;

●	competitive threats posed by rapid technological changes;

●	uncertainties inherent in our ability to execute upgrades of video systems, including uncertainties associated with operational, economic and other factors;

●	the ability of vendors to deliver required equipment, software and services;

●	inability to achieve future sales levels or other operating results;

●	the unavailability of funds for capital expenditures; and

●	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document.

In this report, references to “PLAYERS NETWORK”, “PNTV”, “the Company”, “we,” “us,” and “our” refer to PLAYERS NETWORK, a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview

Players Network was incorporated in the State of Nevada in March of 1993. Players Network is a vertically integrated diversified, fully reporting public company that is engaged in the development of digital networks, and is actively pursuing the cultivation and processing of medical marijuana in North Las Vegas pursuant to two medical marijuana establishments (MME) licenses we were granted by the city of North Las Vegas for cultivation and production. The Company holds an 84.4% interest in Green Leaf Farms Holdings, LLC, which is a holding company formed to house our medical marijuana business. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels with content focused toward Las Vegas entertainment, gaming and medical marijuana interests. The Company has launched in its alpha stage a proprietary scalable NexGenTV technology platform (“Platform”). The Platform is a content management system that designed to deliver and manage video content with integrated digital social communities, including “Vegas On Demand TV”, “Real Vegas TV” and “Weed TV” on the media side of the business that will help streamline the delivery of content to our distribution partners.

Media Platform

The Company operates a Video On Demand (“VOD”) television channel, also named, “Vegas On Demand”, which consists of original programming that is distributed over its own VOD channels to approximately 80 million homes via the internet on the Over The Top Television, broadband and mobile platforms Players Network has a twenty-year history of providing consumers with quality ‘Gaming and Las Vegas Lifestyle’ video content.

We have developed NexGenTV, an innovative, proprietary Enterprise Web and Over the Top television Platform that incorporates the best parts of Hulu, YouTube, Facebook, Zenga and Groupon. We believe it will change how businesses approach building digital brand extensions, which will enable Players Network to more easily streamline distribution.

The Platform, allows Players Network to distribute content for brands, businesses and celebrities, and provide them with an unlimited amount of lifestyle category content and the tools to launch their own “Branded Channel, Social Community and Marketplace Destination”. NexGenTV’s scalability can create a master category or brand like Vegas on Demand, under which can be hundreds of niche digital networks that have revenant content that can be viewed worldwide on any smart TV, computer, tablet or mobile device by millions of people simultaneously. The platform allows advertisers and marketing partners the ability to capture their target market through rich content such as professionally produced, branded television segments; user-generated videos; blogs; editorials; tweets; photos; special offers; events and custom-designed contests.

Our business model incorporates elements of traditional proven media features such as advertising and transactional delivery methods, but also offers professional production, marketing and distribution services to build and monetize its branded channel destination, in which we will retain a continuous revenue stream with our partners. Channel partners have the option to manage their own Branded New Media Channel, or use our network of professional services, consisting of television producers, writers, graphic designers and technologists to keep their channel updated, and their content fresh and relevant.

Weed TV launched on April 20, 2014, and was the Company’s third network to be launched. Weed TV is a Lifestyle Channel Destination powered by PNTV’s NextGenTV(SM) enterprise platform. Weed TV is the ‘go to’ source for informational entertainment, products and services for people who relate to the marijuana lifestyle and social community. Weed TV will feature daily stories sourced by weedtv.com correspondents and contributors from around the world. It will provide a wide variety of editorial content, videos and entertainment, including lead stories, political news, business news on the industry, financial analysis from industry experts, growing tips, cooking tips, a “Weed101” section, medical uses, lifestyle features, entertainment specials and merchandise shopping cart offering the latest products and services. www.weedtv.com

We plan for Weed TV to have other features by the middle of 2016 and adapt new technology that the other networks don’t have, including a directory of businesses that cater to the marijuana business, such as dispensaries, smoke shops, doctors, financial institutions, manufactures and more. These businesses will have a free basic listing and the ability to upgrade for an extra fee of about $500 per month, where they can build their own media channel using the ‘NextGenTV” content delivery and management platform. We estimate this market is in excess of approximately 70,000 businesses and will continue to grow as more states legalize MME businesses. Our goal in 2016 is to begin to capture this market that will translate to significant revenues even if we only convert a small amount of this market into marketing partners who use our platform.

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

Green Leaf Farms Holdings Overview

Green Leaf Farms Holdings, LLC (“GLFH”, “Green Leaf”) was selected and granted two Medical Marijuana Establishments (MME) licenses by the State of Nevada; one for Cultivation, and one for Production of extracts.

The Cannabis Industry is one of the fastest growing markets in the America, and Nevada is uniquely positioned to become one of, if not the largest market in the country. It is projected that by the end of 2017 there will be 43,000 Nevada State issued medical marijuana cardholders. Of equal importance, is the fact that Nevada law offers reciprocity to Out-of-State medical cannabis cardholders. With nearly one million medical marijuana cardholders residing in states adjacent to Nevada, and more than 52 Million annual visitors to Nevada, the market for medical marijuana is substantial. As large as the medical marijuana market is, it is dwarfed by the potential adult recreational marijuana market. With double the 200,000 signatures needed to get it on a referendum ballot, it is anticipated that marijuana will be legalized for recreational use in Nevada during the 2016 election cycle, although there can be no guarantee.

Products & Services

Green Leaf expects to provide the following products and services:

●	Premium organic medical cannabis sold wholesale to licensed retailers

●	If legalized, recreational marijuana cannabis products sold wholesale to distributors and retailers

●	Extraction products such as oils and waxes (as distinguished from cultivation grow house atmospheres) derived from in-house cannabis production

●	Value-added products (e.g., salves, tinctures, oils) processed from in-house cannabis production

●	Edibles produced in an on-site commercial kitchen from in-house cannabis production

●	Processing and extraction services for licensed medical cannabis cultivators in Nevada

●	High quality cannabis genetics in the form of vegetative cuttings for sale to licensed medical cannabis cultivators in Nevada

●	Support for international Cannabis medical research, genetic development, labeling, and legalization

Future Outlook

Green Leaf will be focused on developing high quality products and employ a strong branding strategy to sell its custom cannabis strains. The quality and consistency of our branded products will help build consumer loyalty. The growing facility, with modular construction will allow us to scale efficiency from both a cost and operational standpoint. Realistically, if Nevada passes recreational marijuana, the market demand will significantly increase.

Market Opportunity

The Company’s opportunity to capitalize on its early adaptation in the market place is primarily due to the advancement in technology and digital platforms. This digital revolution has rapidly changed the way consumer’s access television content. Instead of scheduled programming, video can now be viewed “On Demand” through digital cable television and satellite networks, broadband internet, and by downloading content to mobile and wireless devices such as MP3 players, Smart phones and PDAs.

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

Broadband/Internet/ Mobile

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

Our Weed TV brand began developing original content as well as acquiring the rights to other Marijuana related programming that includes documentaries, cooking shows, concerts, travel shows, growing shows, medical shows, political shows, financial shows and more. We have produced and aggregated over 350 original short video segments to feature documentary’s that are owned or have rebroadcast rights by the Company.

Strategy

Our goal is to leverage our enterprise platform to collaborate with industry experts and content producers in selected lifestyle and service fields in an effort to incubate digital business extensions with existing and new businesses by:

●	Continuing to look for partnerships to build new branded lifestyle categories.

●	Creating a brand identity as “the trusted name in gaming entertainment, education, information and services” that addresses the full spectrum of audience demographics within all of our destination channels;

●	Building an ever-expanding, valuable library of entertainment, instruction and information content that enables targeted audiences to connect with experts and insiders within any specific channel destination;

●	Leveraging our various distribution channels as a mechanism to bring value to our business relationships that attract consumers with the goal of building a strong customer base and community;

●	Gaining a broad and diversified audience base through our distribution arrangement with a major Cable provider, as well as other distribution channels, including linear programming via digital cable, internet and broadband, wireless, packaged media, video games, mobile media through cell phones and iPods, radio, publishing, and IPTV.

●	In our flagship Vegas On Demand TV, harnessing the power of the media in order to provide customized media solutions and marketing services for key lifestyle category companies, principally major Las Vegas casino properties. Players Network uses its strong relationships in the gaming industry to lock in special trade relationships that can contribute to content, advertising, VIP services, and club amenities which will solidify Players Network’s credibility in the category;

●	Grow the Company’s robust, proprietary database of gaming enthusiasts, and create lifestyle communities by offering deals, discounts, and prizes to our customers, while marketing our strategic partnerships and sponsors;

●	Offering advertisers a new content category with creative cross-platform advertising/sponsorship packages at reasonable rates in an environment of unique sexy content surrounded by sizzling attitude that delivers desirable demographics;

●	Continue to build technology to include mobile application that complements our strategy and existing media brand and objectives.

●	Continuing to build a lean management team with proven experience that can move quickly, control costs, rapidly create a broad range of high-quality content, and leverage significant long-term relationships in the media, entertainment and gaming industries enabling the Company to accelerate its market leadership.

Competition

Although we are unaware of any other company that is aimed exclusively at the gaming lifestyle market, we face intense competition from a variety of other companies that develop and distribute gaming lifestyle content, including (i) full service in-room providers, (ii) cable television companies, (ii) direct broadcast satellite services, (iv) television networks and programmers, such as ESPN, the Travel Channel, E!, the Food Network; (v) Internet service providers, (vi) broadband connectivity companies, and (vi) other telecommunications companies. In addition, our services compete for a viewer’s time and entertainment resources with other forms of entertainment. For Weed TV, there are other Internet based content channels however they have an entirely different business model and are not focused on being a branding and marketing services destination that supports MME businesses.

Intellectual Property

We have a library of over 1,250 gambling and gaming lifestyle videos. We own the intellectual property rights in the programming and content that we produce. Moreover, the slogans “Everybody wants to be a player” and “The only game in town” are registered trademarks of the Company with the United States Patent and Trademark Office (the “PTO”). The Company has received from the PTO the trademark for “Players Network” and for the service mark “Players Network”.

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

Employees

We currently have one full-time employee: our chief executive officer, Mark Bradley, who is responsible for all material policy-making decisions and currently supports and operates our production and post-production operations. Management will hire additional employees on an as needed basis. None of our employees are subject to any collective bargaining agreement or labor union contract, nor has the Company been subjected to any strikes or employment disruptions in its history. We are using, and intend to continue to use the services of independent consultants and contractors to perform various professional services when and as they are deemed necessary. We believe that the use of third-party service providers may enhance our ability to contain general and administrative expenses.

In addition to full-time employees, the Company has several outside consultants to cover needed support such as business affairs, programming and technology design and deployment supported by independent contractors on an as needed basis.

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

We also leased a commercial building that originated on April 17, 2016 for our medical marijuana production and cultivation business in North Las Vegas. The 5-year operating lease expires on April 16, 2021 and is renewable for another 5 year term, required a $50,000 security deposit and includes an option to purchase the building for $3.8 million during the third, fourth and fifth years of the lease. The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $26,786 and culminating in a monthly payment of $30,148 in 2021.

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

The Company was incorporated under the laws of the State of Nevada on March 16, 1993. Since inception, we have experienced operating losses on an on-going basis. For our fiscal year ended December 31, 2015, we incurred net losses of $2,088,965. As of such date, we had an accumulated deficit of $28,937,607. We expect our losses to continue for the foreseeable future. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

Our auditor has given us a “going concern” qualification, which questions our ability to continue as a going concern without additional financing.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2015 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. Management plans to try to increase sales and improve operating results through the expansion of the distribution channels of our programming with a view to increasing advertising and sponsorship revenues. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

We need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. We currently have an outstanding financing agreement that enables the Company to draw additional proceeds of $320,000 at the discretion of the lender, along with an outstanding investment agreement that permits us to “put” up to $8,500,000 in shares of common stock. There are no assurances that we will be able to draw on these funds, or obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. The expected operating losses, coupled with a lack of liquidity, raise a substantial doubt about our ability to continue as a going concern. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. For more information about our capital needs and abilities, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - OVERVIEW AND OUTLOOK - Liquidity and Capital Resources” herein.

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

Our current Officers and Directors currently own (directly or indirectly) approximately 13.7% of our outstanding common stock and 100% of our outstanding Series A and Series C Preferred Stock. Each share of common stock is entitled to one vote on stockholder matters, each share of Series A Preferred Stock is entitled to 25 votes and each share of Series C Preferred Stock is entitled to 50 votes on stockholder matters. Cumulative voting is not provided for in the election of directors. Accordingly, the holder or holders of a majority of our outstanding shares of voting stock may elect all of our directors. Management’s large percentage ownership of our outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs.

We may experience rapid growth, and in such case we will need to manage this growth effectively.

We believe that, given the right business opportunities, we may expand our operations rapidly and significantly. If rapid growth were to occur, it could place a significant strain on our management, operational and financial resources. To manage any significant growth of our operations, we will be required to undertake the following successfully:

●	Manage relationships with various strategic partners and other third parties;

●	Hire and retain skilled personnel necessary to support our business;

●	Train and manage a growing employee base; and

●	Continually develop our financial and information management systems.

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

As of the date of this filing, twenty-four states and the District of Columbia allow its citizens to use medical cannabis. Additionally, Alaska, Colorado, Oregon and Washington have legalized cannabis for adult use and, the legalization of recreational marijuana is scheduled for a vote during 2016 in Nevada. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

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

We have both the ability as well as outstanding obligations to issue additional shares of common stock in the future. These include the following:

●	Our Amended and Restated 2004 Non-Qualified Stock Option Plan allows us to issue up to 25,000,000 shares of common stock and options. We currently have 13,950,272 shares of our common stock available for issuance under our Amended and Restated 2004 Non-Qualified Stock Option Plan;

●	There are 24,250,000 shares of common stock issuable pursuant to common stock options and warrants outstanding as of the date of this Annual Report;

●	There are 2,000,000 shares of common stock reserved for issuance upon conversion of 2,000,000 shares of outstanding Series A Preferred Stock and 5,750,000 shares of outstanding Series C Preferred Stock

●	There are 80,000,000 shares of common stock reserved for issuance upon conversion of convertible note payable held by Collier Investments.

●	There are 130,000,000 shares of common stock reserved for issuance upon conversion of convertible note payable held by JSJ Investments.

●	There are 75,000,000 shares of common stock reserved for issuance upon conversion of convertible note payable held by Tangiers Investments Group.

●	There are 59,000,000 shares of common stock reserved for issuance upon conversion of convertible note payable held by Vis Vires Group.

●	There are 300,000,000 shares of common stock reserved for issuance upon conversion of a convertible note payable agreement with Vista Capital Investments that enables us to draw total net proceeds of $250,000, of which we have drawn a total of $225,500 as of the date of this Annual Report and have an additional $24,500 available.

●	There are 4,187,500 shares of common stock reserved for issuance upon conversion of convertible note payable held by WHC Capital.

●	There are 50,000,000 shares of common stock reserved for issuance upon conversion of another convertible note payable held by WHC Capital.

●	We have an Equity Line Financing facility that we may draw on from time to time, as and when we determine appropriate with Dutchess Opportunity Fund, II, LP. The Investment Agreement permits us to “put” up to an aggregate of $8,500,000 in shares of Common Stock to Dutchess during a 36 month period ending on September 26, 2016.

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

The trading price of our common stock has been and may continue to be below $5.00 per share. As a result of this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

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

We have outstanding convertible debt, which, if repaid will require a significant amount of capital, or if converted into our common stock could have a material adverse effect on our stock price.

As of May 8, 2016, we had nine convertible notes outstanding with a cumulative outstanding principal balance of $420,550. Repayment of the notes must be done at a premium to the then-outstanding balance, resulting in the need for approximately $535,000 in liquid capital. If, rather than repay these notes, we allow them to convert into our common stock, which conversions would be done at a discount to the market price of our common stock, all of which could be sold into the open market at the time of conversion. The potential dilutive effects of these conversions at various conversion prices below our most recent market price of $0.003 per share is as follows:

	100%	75%	50%	25%
	$0.003	$0.0023	$0.0015	$0.0008

Potential dilutive shares	140,183,333	186,911,111	280,366,667	560,733,333

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

In addition, the common stock issuable upon conversion of the convertible notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The various Convertible Notes will be convertible into shares of our common stock at conversion terms as depicted in the table above, and such discounts to market provide the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holder will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock (which to date has been very limited) cannot absorb the discounted shares, then the value of our common stock will likely decrease.

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

We also leased a commercial building that originated on April 17, 2016 for our medical marijuana production and cultivation business in North Las Vegas. The 5-year operating lease expires on April 16, 2021 and is renewable for another 5 year term, required a $50,000 security deposit and includes an option to purchase the building for $3.8 million during the third, fourth and fifth years of the lease. The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $26,786 and culminating in a monthly payment of $30,148 in 2021.

These properties are in good condition, well maintained and adequate for Players Network’s current and immediately foreseeable operating needs. Players Network does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

Players Network filed a civil suit in the Eighth Judicial District Court in Clark County, Nevada on January 2, 2014, and served the suit on January 23, 2014, listed as case number A-13-693908-B against Defendants, Comcast Corporation and Advanced Information Systems Inc. We have currently completed the Discovery process, and summary judgment pleadings are being prepared by both parties. Additional information and details will be forthcoming as permitted by public disclosure. Mr. Barney C. Ales and his firm based in Las Vegas, Nevada have been retained as the Company’s Special Counsel, for the litigation and ultimate trial of this matter.

Players Network filed a civil suit in the Eighth Judicial District Court in Clark County, Nevada on December 7, 2015, listed as case number A-15-728649-C against Defendant, Katherine Petersen for failure to meet capital obligations, and on January 15, 2016, Mrs. Petersen filed a counterclaim. The case was withdrawn and voluntarily dismissed without prejudice on March 31, 2016, allowing both parties the opportunity’s to meet and mediate the matters.

Players Network filed a civil suit in the Eighth Judicial District Court in Clark County, Nevada against Vis Vires Group Inc., KBM Worldwide Inc., Asher Enterprises, Inc., Curt Kramer, Seth Kramer and Clear Trust, LLC, which was moved to the Eastern District of New York, USDC-ENNY Case No; CV-15-6226 The case was voluntarily moved to New York due to jurisdiction maters and has a preliminary hearing set for May 19, 2016. Vis Vires Group filed a counterclaim against Players Network for anticipatory breach of their agreement. The Company is in the process of retaining a New York law firm to handle these matters.

ITEM 4. MINE SAFETY DISCLOSURES

Mine safety disclosures are not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company’s Common Stock is currently quoted on the National Association of Security Dealers’ over-the-counter market (OTCQB) under the symbol “PNTV”. The following table sets forth the high and low bid prices for each quarter within the last two fiscal years. The source of these quotations is the OTCQB Trade Activity Report. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK
	MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2015:
Fourth Quarter	$0.0029	$0.0013
Third Quarter	$0.0053	$0.0012
Second Quarter	$0.0239	$0.0022
First Quarter	$0.0268	$0.0081
FISCAL YEAR ENDED DECEMBER 31, 2014
Fourth Quarter	$0.0341	$0.0111
Third Quarter	$0.0429	$0.0125
Second Quarter	$0.0530	$0.0130
First Quarter	$0.0830	$0.0200

(b) Holders of Common Stock

As of May 8, 2016, there were approximately 347 holders of record of the Company’s Common Stock. As of May 8, 2016, the closing price of the Company’s shares of common stock was $0.0022 per share. ClearTrust, LLC (telephone: (813) 235-4490; facsimile: (813) 388-4549) is the registrar and transfer agent for our common stock.

(c) Dividends

Players Network has never declared or paid dividends on its Common Stock. Players Network intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at sole discretion of the Board of Directors and will depend on Players Network’s profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Number of
securities
remaining
available for
future issuance
	Number		under equity
	of securities		compensation
	to be issued	Weighted-average	plans
	upon exercise	exercise price	(excluding
	of outstanding	of outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders(1)(2)	24,250,000	0.05	-0-
Total:	24,250,000	$0.05	-0-

(1) No options were issued during 2015. As of December 31, 2015, the Company had options outstanding exercisable for 10,850,000 shares of the Company’s common stock at a weighted average exercise price of $0.05 per share that were issued for services rendered under the Company’s Amended and Restated 2004 Non-Qualified Stock Option Plan, which allows for the issuance of a total of 25,000,000 non-qualified stock options.

(2) No warrants were issued during 2015. As of December 31, 2015, the Company had warrants outstanding exercisable for 13,400,000 shares of the Company’s common stock at a weighted average exercise price of $0.05 per share.

(e) Recent Sales of Unregistered Securities

The following sales of equity securities by the Company occurred during the three month period ended December 31, 2015:

Common Stock

Common Stock Sales

On December 3, 2015, the Company sold 7,500,000 shares of its common stock in exchange for proceeds of $6,000.

On November 19, 2015, the Company sold 2,800,000 shares of its common stock in exchange for proceeds of $3,000.

Common Stock Issuances for Debt Conversions

On December 24, 2015, the Company issued 3,660,000 shares of common stock pursuant to the conversion of $3,513 of outstanding principal on the First TJC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Issuances for Services

On December 29, 2015, the Company issued 3,000,000 shares of restricted common stock to Mr. Michael Berk for director services provided. The total fair value of the common stock was $5,400 based on the closing price of the Company’s common stock on the date of grant.

On December 29, 2015, the Company issued 3,000,000 shares of restricted common stock to Mr. Doug Miller for director services provided. The total fair value of the common stock was $5,400 based on the closing price of the Company’s common stock on the date of grant.

On December 29, 2015, the Company issued 3,000,000 shares of restricted common stock for website development services provided. The total fair value of the common stock was $5,400 based on the closing price of the Company’s common stock on the date of grant.

On December 29, 2015, the Company issued 3,000,000 shares of restricted common stock for consulting services provided. The total fair value of the common stock was $5,400 based on the closing price of the Company’s common stock on the date of grant.

On December 29, 2015, the Company issued 1,500,000 shares of restricted common stock for video production services provided. The total fair value of the common stock was $2,700 based on the closing price of the Company’s common stock on the date of grant.

On December 29, 2015, the Company issued 500,000 shares of restricted common stock for legal services provided. The total fair value of the common stock was $900 based on the closing price of the Company’s common stock on the date of grant.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Outlook

Players Network was incorporated in the State of Nevada in March of 1993. Players Network is a vertically integrated diversified, fully reporting public company that is engaged in the development of digital networks, and is actively pursuing the cultivation and processing of medical marijuana in North Las Vegas pursuant to two medical marijuana establishments (MME) licenses we were granted by the city of North Las Vegas for cultivation and production. The Company holds an 84.4% interest in Green Leaf Farms Holdings, LLC, which is a holding company formed to house our medical marijuana business. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels. The Company has launched its proprietary scalable NexGenTV technology platform. The platform is designed to deliver video content and develop digital social communities, including “Vegas On Demand TV”, “Real Vegas TV” and “Weed TV” on the media side of the business.

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

Our business model incorporates elements of traditional proven media features, such as advertising and transactional delivery methods, but also offers professional production, marketing and distribution services to build and monetize its branded channel destination, in which we expect to retain a continuous revenue stream with our partners. Channel partners have the option to manage their own Branded New Media Channel, or use our professional services team of television producers, writers, graphic designers and technologists to keep their channel updated, and their content fresh and relevant.

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

Weed TV launched on April 20, 2014, and was the Company’s third network to be launched. Weed TV is a Lifestyle Channel Destination powered by PNTV’s NextGenTV(SM) enterprise platform. Weed TV is the ‘go to’ source for informational entertainment, products and services for people who relate to the marijuana lifestyle and social community. Weed TV will feature daily stories sourced by weedtv.com correspondents and contributors from around the world. It will provide a wide variety of editorial content, videos and entertainment, including lead stories, political news, business news on the industry, financial analysis from industry experts, growing tips, cooking tips, a “Weed101” section, medical uses, lifestyle features, entertainment specials and merchandise shopping cart offering the latest products and services. www.weedtv.com

We plan for Weed TV to have other features by the middle of 2016 and adapt new technology that the other networks don’t have, including a directory of businesses that cater to the marijuana business, such as dispensaries, smoke shops, doctors, financial institutions, manufactures and more. These businesses will have a free basic listing and the ability to upgrade for an extra fee of approximately $500 per month, where they can build their own media channel using the ‘NextGenTV” Platform. We estimate this market is in excess of approximately 70,000 businesses and will continue to grow as more states legalize MME businesses. Our goal in 2016 is to begin to capture this market that will translate to significant revenues even if we only convert a small amount of this market into marketing partners who use our platform.

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

Cash and Cash Equivalents

PNTV maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2015 and 2014.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from video production services on a project basis and subscriptions for video content. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. We had no debts expense during the years ended December 31, 2015 and 2014, respectively.

Cost Method of Accounting for Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Our investments which are accounted for on the cost method of accounting have been completely impaired previously, and no impairment expense was recognized during the years ended December 31, 2015 or 2014.

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

Deferred television costs consist of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Development and pre-production costs	$-	$-
In-production	68,264	68,264
Post production	48,190	48,190
Total deferred television costs	$116,454	$116,454

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company did not recognize any impairment losses on the disposal of fixed assets during the years ended December 31, 2015 and 2014.

Debt Issuance Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The Company paid $12,500 and $21,750 of debt issuance costs during the years ended December 31, 2015 and 2014, respectively, of which the unamortized balance of debt issuance costs at December 31, 2015 and 2014 was $501 and $9,959, respectively. Amortization of debt issuance costs charged to interest expense was $21,958 and $15,190 for the years ended December 31, 2015 and 2014, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

Deferred revenues consist of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Deferred revenues on television pilot episodes	$135,000	$135,000

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $16,097 and $147,145 for the years ended December 31, 2015 and 2014, respectively.

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

The Company had no capitalized website development costs during the years ended December 31, 2015 and 2014 related to its internet television platforms pursuant to the development stage.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $460,191 and $1,755,336 for the years ended December 31, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-16 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2017, including interim periods. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued an ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet. ASU 2015-17 requires all deferred assets and liabilities be classified as noncurrent in the balance sheet. The standard will be effective for periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which require an acquiring Company to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. GAAP requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that if known, would have affected the measurement of the amounts initially recorded. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in the update eliminate the requirement to retrospectively account for those adjustments. This ASU is effective for public entities for fiscal years beginning after December 15, 2015, including interim periods within those years. Disclosure of the nature and reason for the change should be made in the first period, including interim periods, there is a measurement period adjustment.

In April 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. For public business entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. The Company will adopt ASU 2015-03 on its balance sheets retrospectively during the interim period ending March 31, 2016.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This guidance clarifies that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this update are effective for annual reporting periods ending after December 15, 2016, and annual and interim periods thereafter, and early application is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2014-15 on its financial statements.

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

Results of Operations for the Years Ended December 31, 2015 and December 31, 2014:

	For the Years Ended
	December 31,		Increase /
	2015	2014	(Decrease)
Revenues	$764	$9,347	$(8,583)

Direct Operating Costs	57,705	256,445	(198,740)
General and Administrative	819,658	1,745,417	(925,759)
Officer Salaries	228,330	544,472	(316,142)
Depreciation and Amortization	30,143	27,474	2,669

Total Operating Expenses	1,135,836	2,573,808	(1,437,972)

Net Operating (Loss)	(1,135,072)	(2,564,461)	(1,429,389)

Total other Income (Expense)	(983,413)	(901,414)	81,999

Net Loss	$(2,118,485)	$(3,465,875)	$(1,347,390)

Revenues:

During the years ended December 31, 2015 and 2014, we received revenues from the sale of in-home media, advertising fees and the recognition of deferred revenues on content development. Aggregate revenues for the year ended December 31, 2015 were $764, compared to revenues of $9,347 in the year ended December 31, 2014, a decrease in revenues of $8,583, or 92%. Our revenues decreased primarily due to the recognition of a total of $8,450 from the first sales of advertising on our new media channel, “Weed.tv” within our internet platform during 2014 that we didn’t continue to realize in 2015. We anticipate increased market saturation of our video content through the Company’s existing media channels as we continue to market our internet platform into 2016.

Direct Operating Costs:

Direct operating costs were $57,705 for the year ended December 31, 2015, compared to $256,445 for the year ended December 31, 2014, a decrease of $198,740, or 78%. Our direct operating costs decreased primarily due to our decreased website development and content development costs as we no longer needed to develop our new media channel, Weed.tv media channel, which was launched during April of 2014, and just focused on maintaining our media channels and trying to market our services.

General and Administrative:

General and administrative expenses were $819,658 for the year ended December 31, 2015, compared to $1,745,417 for the year ended December 31, 2014, a decrease of $925,759, or 53%. General and administrative expense decreased primarily due to $960,000 of stock based compensation incurred pursuant to the issuance common stock in our subsidiary for services performed in relation to our medical marijuana endeavors incurred during the year ended December 31, 2014 that were not incurred during the year ended December 31, 2015.

Officer Salaries:

Salaries and wages expense totaled $228,330 for the year ended December 31, 2015, compared to $544,472 for the year ended December 31, 2014, a decrease of $316,142, or 58%. The decrease in salaries and wages was primarily due to non-cash, stock based compensation bonuses issued to our CEO during the year ended December 31, 2014, consisting of 4 million shares of common stock with a fair value of $120,000, and 8 million common stock options valued at $217,971, that were not present during the comparative year ended December 31, 2015.

Depreciation and Amortization:

Depreciation and amortization expense was $30,143 for the year ended December 31, 2015, compared to $27,474 for the year ended December 31, 2014, an increase of $2,669, or 10%. The increase in depreciation and amortization was primarily due to additional depreciation on a total of $35,986 of fixed asset additions incurred during the year ended December 31, 2014.

Net Operating Loss:

Net operating loss for the year ended December 31, 2015 was $1,135,072, or ($0.00) per share compared to a net operating loss of $2,564,461, or ($0.02) per share for the year ended December 31, 2014, a decrease of $1,429,389, or 56%. Net operating loss decreased primarily due to $960,000 of stock based compensation in our newly formed subsidiary pursuant to the issuance of common stock in our subsidiary for services performed in relation to our medical marijuana endeavors issued in 2014 that wasn’t realized in 2015, and stock based compensation bonuses issued to our CEO during the year ended December 31, 2014, consisting of 4 million shares of common stock with a fair value of $120,000, and 8 million common stock options valued at $217,971, that were not present during the comparative year ended December 31, 2015.

Other Income (Expense):

Other income (expense) was $(983,413) for the year ended December 31, 2015 compared to $(901,414) for the year ended December 31, 2014, an increase of $81,999, or 9%. Other income (expense) increased on a net basis primarily due to the loss on disposal of fixed assets of $12,854 during the year ended December 31, 2015, due to the decreased gain on debt extinguishments of $345,533 with our gain of $11,282 for the year ended December 31, 2015, compared to the gain of $356,835 during the comparative year ended December 31, 2014, as diminished by the increased interest expense of $545,392 with interest expense of $968,750 during the year ended December 31, 2015, compared to interest expense of $423,358 during the year ended December 31, 2014, and the change in derivative liability of $13,091 during the year ended December 31, 2015, compared to the $(834,891) change in derivative liability for the year ended December 31, 2014.

Net Loss:

The net loss for the year ended December 31, 2015 was $2,118,485, or ($0.01) per share, compared to a net loss of $3,465,875, or ($0.02) per share, for the year ended December 31, 2014, a decreased net loss of $1,347,390, or 39%. Net loss decreased primarily due to $960,000 of stock based compensation in our newly formed subsidiary pursuant to the issuance of common stock in our subsidiary for services performed in relation to our medical marijuana endeavors issued in 2014 that wasn’t realized in 2015, and stock based compensation bonuses issued to our CEO during the year ended December 31, 2014, consisting of 4 million shares of common stock with a fair value of $120,000, and 8 million common stock options valued at $217,971, that were not present during the comparative year ended December 31, 2015, as diminished by a net increase in other expenses of $81,999 for the year ended December 31, 2015, compared to the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2015 compared to December 31, 2014.

			Increase /
	December 31, 2015	December 31, 2014	(Decrease)
Total Assets	$158,708	$408,826	$(250,118)

Total Liabilities	$2,247,587	$2,196,544	$51,043

Accumulated (Deficit)	$(28,937,607)	$(26,848,642)	$2,088,965

Stockholders’ Equity (Deficit)	$(2,088,879)	$(1,787,718)	$301,161

Working Capital (Deficit)	$(2,130,508)	$(1,868,948)	$261,560

Sources and Uses of Cash

Our principal source of operating capital has been provided from convertible debt financing, private sales of our common stock, and revenues from operations. At December 31, 2015, we had a negative working capital position of $(2,130,508). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through debt borrowings and common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of convertible debt financing, although we may be able to obtain additional equity financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. We currently have an Investment Agreement with Dutchess whereby they committed to purchase, in a series of purchase transactions (“Puts”), up to eight million five hundred thousand ($8,500,000) dollars of the Company’s common stock over a period of up to thirty-six (36) months from September 26, 2013. There are no assurances that we will be able to draw on these funds, or obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels, or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

Debt Instruments, Guarantees, and Related Covenants

Advances Received

On various dates between January 11, 2016 and May 8, 2016, the Company received proceeds of $143,000 in anticipation of a partnership with an investment group that intends to partner with Green Leaf Farms Holdings to develop its MME businesses. The terms of the partnership agreement has not yet been finalized.

Promissory Note Proceeds

On March 8, 2016, the Company received proceeds of $45,000 in exchange for a non-interest bearing, unsecured promissory note (“First SCP Note”), which matures on June 8, 2016, and detachable warrants to acquire up to 9,000,000 shares of common stock, exercisable at $0.005 per share over a period from the origination date until four (4) months after the note is repaid. The note carries a default rate of 18% and an additional 1,000,000 warrants issued each 30 day period the note remains unpaid.

Convertible Debenture Repayment and Settlements

On March 2, 2016, the Company repaid $30,000 of principal on the First Collier Note, and an additional $20,000 of principal was forgiven on the Second Vista Capital Note that are held by common ownership.

On January 21, 2016, the Company entered into a settlement agreement with Tangiers Investment Group. Pursuant to the agreement, the Company is obligated to repay a total of $80,000 in various monthly installments of between $6,000 and $20,000 from February 8, 2016 through June 26, 2016 in satisfaction of a total of approximately $85,820, consisting of $75,500 of principal and $10,320 of interest on the First and Second Tangiers Notes. The convertible promissory notes will be subsequently cancelled as paid in full.

On January 6, 2016, the Company repaid the first and second TJC convertible notes with an aggregate payment of $51,000 in satisfaction of a total of approximately $50,890 of principal and $1,229 of interest, resulting in a gain of $1,119 on the debt extinguishment. The convertible promissory notes were subsequently cancelled as paid in full.

On January 4, 2016, the Company entered into a settlement agreement with JSJ Investments. Pursuant to the agreement, the Company is obligated to repay a total of $70,000 in six monthly installments of approximately $11,667 from January 21, 2016 through June 21, 2016 in satisfaction of a total of approximately $82,564, consisting of $75,000 of principal and $7,564 of interest on the First JSJ Note. The convertible promissory note will be subsequently cancelled as paid in full.

Common Stock Sales

On March 2, 2016, the Company sold 14,000,000 shares of its common stock to an accredited investor in exchange for proceeds of $61,600.

On February 1, 2016, the Company sold 15,000,000 shares of its common stock to an accredited investor in exchange for proceeds of $63,000.

On December 3, 2015, the Company sold 7,500,000 shares of its common stock in exchange for proceeds of $6,000.

On November 19, 2015, the Company sold 2,800,000 shares of its common stock in exchange for proceeds of $3,000.

We have utilized these funds to repay $81,000 of previously issued convertible debentures, comply with our regulatory reporting requirements, and to fund our subsidiary’s medical marijuana business. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in our industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

To conserve on the Company’s capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the year ended December 31, 2014, the Company granted a total of 30,200,000 shares of common stock and 5,750,000 shares of preferred stock valued at an aggregate of $401,840 in lieu of cash payments to employees and outside consultants, compared to the issuance of 14,076,361 shares of common stock valued at $433,742 in lieu of cash payments to employees and outside consultants during the year ended December 31, 2014. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2016.

Satisfaction of Our Cash Obligations for the Next 12 Months

As of December 31, 2015, our cash on hand was $-0-. We believe we cannot satisfy our cash requirements for the next twelve months with our current cash on hand. Our operations are subject to attaining adequate financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our operations.

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

Off- Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015.

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

Furthermore, smaller reporting companies may face additional limitations. Smaller reporting companies often employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies may utilize general accounting software packages that lack a rigorous set of software controls.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since
Mark Bradley	53	Chief Executive Officer, Principal Financial Officer and Chairman	1993
Michael Berk	69	President of Programming and Director	2000
Brett Pojunis	36	Director	2016

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

Michael Berk has been a director since 2000 and was appointed as the Company’s president of programming on March 22, 2005. He created and Executive Produced “Baywatch,” the most popular series in television history, and is currently producing a large-budget “Baywatch” feature film for DreamWorks. Mr. Berk wrote and produced the first three-hour movie ever made for television, “The Incredible Journey of Dr. Meg Laurel,” the highest-rated movie of the year, averaging a 42 share over three hours, “The Ordeal of Dr. Mudd,” another three-hour movie that received two Emmy Awards, “The Haunting Passion,” winner of the Venice Film Festival Award and “The Last Song,” recipient of the Edgar Allan Poe Award for Mystery Writing. Mr. Berk is also a significant figure in the Las Vegas community. He was a founding Board Member and President of the highly acclaimed “CineVegas” Film Festival, now in its sixth year at the Palms Hotel, and was recognized with the prestigious Las Vegas Chamber of Commerce Community Achievement Award in the category of Entertainment. He also received the Nevada Film Office/Las Vegas Film Critics Society Silver Spike Award for his contributions to the film and television industry in Nevada. Mr. Berk maintains offices both in Hollywood and in Las Vegas. Mr. Berk’s extensive experience and contacts in the media and entertainment industry provides the Company and the Board a unique perspective on this industry and insight into the Company’s business.

Brett Pojunis has been a member of the Board of Directors of the Company since March of 2016. Mr. Pojunis has served as the Chairman of the Libertarian Party of Nevada since November 2013 and previously served as Secretary. From December 2011 through June 2014, Mr. Pojunis served on the Libertarian National Committee in multiple positions. Mr. Pojuis has worked in Libertarian politics since 2010 in multiple capacities including activism, event production, fundraising, technology and working on candidate campaigns during 2012 and 2014. From 2007 through 2010, Mr. Pojunis was Co-Founder and CEO of Dealguys Network, Inc., a financial media holding company focused on developing exclusive communities within the financial industry. Mr. Pojunis has been involved in finance and the public markets since 1999 as a consultant to many start-up companies including high-tech Internet to traditional brick and mortar companies. Mr. Pojunis served in the US ARMY and was awarded the Outstanding American award twice, the second time with honorable mention. Mr. Pojunis studied Environmental Liberal Arts at Green Mountain College and Entrepreneurship classes at the Simon School of Business at the University of Rochester. Mr. Pojunis also attended elective International Business and Finance classes at Rochester Institute of Technology.

Family Relationships

There are no family relationships among directors, executive officers or persons nominated or chosen by Players Network to become directors or executive officers.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we believe that during 2015 our Directors and executive officers did not comply with all Section 16(a) filing requirements. Specifically, Mr. Bradley, Mr. Berk and Mr. Miller failed to file Form 4’s with respect to the issuance of common shares for 2015.

To the Company’s knowledge, the following is a list of individuals that have not filed, or filed late, a report reflecting a change in ownership as required pursuant to Section 16(a) of the Securities Act of 1934:

Name of Individual	Number of Late Reports	Number of Transactions that Were Not Timely Reported

Mark Bradley	2	2

Michael Berk	2	2

Doug Miller	2	2

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company’s Audit Committee during 2015, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Our board of directors has determined that if we were required to have a financial expert and/or an audit committee, Brett Pojunis, a Director, would be considered an “audit committee financial expert,” as defined by applicable Commission rules and regulations. Based on the definition of “independent” applicable to audit committee members of Nasdaq-traded companies, our board of directors has further determined that Mr. Pojunis is considered to be “independent.”

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

●	Compliance with applicable governmental laws, rules and regulations;

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

On April 7, 2004, the Company adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. Anyone can obtain a copy of the Code of Ethics by contacting the Company at the following address: 1771 E. Flamingo Road, Suite # 201-A, Las Vegas, NV 89119, attention: Chief Executive Officer, telephone: (702) 734-3457. The first such copy will be provided without charge. The Company will post any amendments to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the National Association of Dealers.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the years ended December 31, 2015 and 2014:

Summary Compensation Table

Name and
Principal			Stock	Option
Position	Year	Salary	Awards	Awards	All Other	Total
(a)	(b)	(c)	(e)(1)	(f)(1)	Compensation	Compensation
Mark Bradley,	2015	$161,880	$41,850	$-0-	$-0-	$203,730
Chief Executive Officer	2014	$206,501	$120,000	$217,971	$-0-	$544,472

Michael Berk,	2015	$-0-	$24,600	$-0-	$-0-	$24,600
President of Programming	2014	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2015 and 2014, in accordance with FASB ASC 718-10 of awards of stock and stock options. Assumptions used in the calculation of this amount are included in the footnotes to our audited financial statements for the fiscal year ended December 31, 2015, included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Employment Agreements

Mark Bradley, Chief Executive Officer

On July 17, 2015, the Company entered into an employment agreement with Mr. Bradley (the “New Employment Agreement”), effective July 1, 2015. The New Employment Agreement replaces Mr. Bradley’s 2010 Employment Agreement, which was set to expire on September 1, 2015, and which was terminated on July 17, 2015, effective July 1, 2015, pursuant to a mutual agreement of the parties.

Pursuant to the terms of the New Employment Agreement, Mr. Bradley will serve as the Company’s CEO and Chairman. The New Employment Agreement has a term of five years and six months, commencing July 1, 2015. The Company agreed to pay Mr. Bradley an annual base salary of $175,000 or such greater amount as may be determined by the Board of Directors of the Company (the “Board”) in connection with a performance review to be performed at least once annually. In the event that the Board determines that the Company cannot afford to pay Mr. Bradley any portion of his base salary, Mr. Bradley may, at his sole option, elect one of the following:

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

In the event that Mr. Bradley’s employment is terminated by the Company for any reason (other than as a result of the termination for cause or by death) or terminated by Mr. Bradley as a result of a material breach of the New Employment Agreement by the Company (any of the foregoing, an “Involuntary Termination”), Mr. Bradley shall be entitled to continue to receive his base salary and all benefits for the remainder of the term of the New Employment Agreement as if it had not been terminated. In addition, Mr. Bradley shall receive from the Company, on the effective date of the Involuntary Termination, a lump sum amount equal to two times Mr. Bradley’s then current base salary. In addition, all stock options that Mr. Bradley would be eligible though the natural term of the New Employment Agreement will immediately become fully vested. In the event Mr. Bradley or his family is ineligible under the terms of any insurance to continue to be covered, the Company shall provide Mr. Bradley and his family with substantially equivalent coverage through other sources or will provide Mr. Bradley with a lump sum payment equal to the agreed upon value of the continuation of such insurance coverage to which Mr. Bradley is entitled under the New Employment Agreement.

In the event of Mr. Bradley’s death during the term of the New Employment Agreement, the Company will pay to Mr. Bradley’s designated beneficiary 100% of Mr. Bradley’s then current base salary for a period of 12 months following Mr. Bradley’s death.

The Company has the right to terminate the New Employment Agreement and Mr. Bradley’s employment for Cause (as hereinafter defined) upon written notice to Mr. Bradley. The term “Cause” means Mr. Bradley must have (i) been willful, gross or persistent in his inattention to his duties or Mr. Bradley committed acts which constitute willful or gross misconduct and, after written notice of the same has been given to Mr. Bradley and he has been given an opportunity to cure the same within 30 days after such notice; or (ii) committed fraud against the Company. If Mr. Bradley’s employment is terminated for Cause and Mr. Bradley does not consent to such termination, such termination shall not be considered effective and Mr. Bradley’s rights under the New Employment Agreement shall continue until the existence of Cause has been determined by an independent arbitrator appointed by the American Arbitration Association and either party’s rights to petition a court of law for a decision in the matter have been exhausted.

Pursuant to the terms of the New Employment Agreement, Mr. Bradley is subject to a nondisclosure provision that continues for a period of one year following his termination of employment. He is also subject to a noncompete agreement during the term of his employment with the Company.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the value of all unexercised options previously awarded to the Named Executive Officers at the fiscal year ended December 31, 2015.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (f)	Market Value of Shares or Units of Stock That Have Not Vested ($) (g)
Mark Bradley	8,000,000	-0-	$0.04	February 20, 2018	-0-	-0-

Michael Berk	-0-	-0-	$-0-	N/A	-0-	-0-

(1)	All outstanding options were fully vested on the date of grant.

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

Director Compensation

The table below summarizes the compensation paid, or accrued to non-employee directors for the year ended December 31, 2015.

	Fees Earned	Stock	Option	All Other
	or Paid	Awards	Awards	Compensation	Total
Name	in Cash	($)	($)	($)	($)
(a)	(b)	(c) (1)	(d) (2)	(g)	(h)
Doug Miller	$-0-	$30,000	$-0-	$-0-	$30,000

The amounts in columns (c) and (d) reflect the fair value dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2015, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2015. Assumptions used in the calculation of this amount are included in the footnotes to our audited financial statements for the year ended December 31, 2015 included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(1)	On January 25, 2015 and December 29, 2015, the Company granted Doug Miller 1,500,000 and 3,000,000 shares of common stock, respectively, in exchange for services rendered as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 30, 2016, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after April 30, 2016 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o Players Network, 1771 E. Flamingo Road, #201-A, Las Vegas, NV 89119.

			Series A		Series C
	Common Stock		Preferred Stock(9)		Preferred Stock(10)		Total
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class(3)	Number of Shares	% of Class(4)	Voting Power(8)
Officers and Directors:
Mark Bradley, CEO and Director(5)	39,376,652	9.9%	1,000,000	50%	12,000,000	100%	63.1%
Michael Berk, President of Programming and Director(6)(7)	10,380,527	2.7%	1,000,000	50%	-	-	3.4%
Brett Pojunis, Director	4,300,000	1.1%	-	-	-	-	*
Directors and Officers as a Group (3 persons)	54,057,179	13.7%	2,000,000	100%	12,000,000	100%	67.0%
5% Holders:

* less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock, Series A Preferred Stock or Series C Preferred Stock owned by such person.

(2) Percentage of beneficial ownership is based upon 389,639,900 shares of Common Stock outstanding as of April 30, 2016. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of April 30, 2016, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3) Percentage of beneficial ownership is based upon 2,000,000 shares of Series A Preferred Stock outstanding as of April 30, 2016.

(4) Percentage of beneficial ownership is based upon 12,000,000 shares of Series C Preferred Stock outstanding as of April 30, 2016.

(5) Includes stock options and warrants to purchase 8,000,000 shares of Common Stock exercisable within 60 days of April 30, 2016 and 25,000 shares held for the benefit of Mr. Bradley’s minor daughter.

(6) Includes 38,000 shares held by MJB Productions, which is 100% owned by Mr. Berk.

(7) Excludes (i) 125,000 shares held by Mr. Berk’s ex-wife, and (ii) 125,000 shares by Mr. Berk’s adult son.

(8) Information based on Schedule 13D filed with the SEC on October 19, 2011, Form 4 filed on October 10, 2011 and October 11, 2011 and the Company’s shareholder reports.

(9) Series A Preferred Stock carries preferential voting power of 25:1. Both Mr. Bradley and Mr. Berk hold 1 million shares of Series A Preferred Stock, and carry 25 million additional votes each.

(10) Series C Preferred Stock carries preferential voting power of 50:1. Mr. Bradley holds 12 million shares of Series C Preferred Stock that carry 60 million additional votes.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended December 31, 2015 and 2014, respectively.

	For the Years Ended
	December 31,
	2015	2014
Audit fees:	$34,500	$33,500
Audit-related fees:	-	-
Tax fees:	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$34,500	$33,500

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

We do not have an Audit Committee. Our board of directors acted as the Company’s Audit Committee during fiscal 2015, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

Pre-Approval Policies and Procedure for Audit and Permitted Non-Audit Services

The Company has not adopted any written pre-approval policies or procedures as described in paragraph (c)(7)(i) of Rule 2.01 of Regulation S-X. All audit and permissible non-audit services in 2015 and 2014 were pre-approved by the Board of Directors.

PART IV

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

* Filed herewith

** Confidential Treatment Requested

*** Management contract or any other compensatory plan, contract, or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Players Network

We have audited the accompanying consolidated balance sheets of Players Network as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Players Network as of December 31, 2015 and 2014, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

May 13, 2016

PLAYERS NETWORK

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets

Current assets:
Cash	$-	$207,167
Deferred television costs	116,454	116,454
Other current assets	625	3,975
Total current assets	117,079	327,596

Investments, cost method	-	-
Fixed assets, net	41,128	71,271
Debt issuance costs, net	501	9,959

Total Assets	$158,708	$408,826

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Checks drawn in excess of available funds	$2,154	$-
Accounts payable	344,407	264,723
Accrued expenses	332,235	180,579
Deferred revenues	135,000	135,000
Deferred rent obligations	2,148	4,432
Convertible debentures, net of discounts of $287,301 and $537,505 at December 31, 2015 and 2014, respectively (in default)	384,639	183,998
Short term debt	8,500	10,625
Derivative liabilities	1,038,504	1,417,187
Total current liabilities	2,247,587	2,196,544

Total Liabilities	2,247,587	2,196,544

Stockholders’ (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series B convertible preferred stock, $0.001 par value, -0- and 10,873,347 shares authorized; -0- and 4,349,339 shares issued and outstanding at December 31, 2015 and 2014, respectively	-	4,349
Series C convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 5,750,000 and -0- shares issued and outstanding at December 31, 2015 and 2014, respectively	5,750	-
Common stock, $0.001 par value, 600,000,000 shares authorized; 351,827,400 and 179,271,304 shares issued and outstanding at December 31, 2015 and 2014, respectively	351,827	179,271
Additional paid-in capital	26,703,900	25,041,295
Subscriptions payable, consisting of -0- and 1,534,929 shares at December 31, 2015 and 2014, respectively	-	19,238
Accumulated (deficit)	(28,937,607)	(26,848,642)
	(1,874,130)	(1,602,489)
Noncontrolling Interest	(214,749)	(185,229)
Total Stockholders’ (Deficit)	(2,088,879)	(1,787,718)

Total Liabilities and Stockholders’ (Deficit)	$158,708	$408,826

The accompanying notes are an integral part of these consolidated financial statements.

PLAYERS NETWORK

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014

Revenue:	$764	$9,347

Expenses:
Direct operating costs	57,705	256,445
General and administrative	819,658	1,745,417
Officer salaries	228,330	544,472
Depreciation and amortization	30,143	27,474
Total operating expenses	1,135,836	2,573,808

Net operating loss	(1,135,072)	(2,564,461)

Other income (expense):
Loss on disposal of fixed assets	(12,854)	-
Gain on debt extinguishment	11,282	356,835
Interest expense	(968,750)	(423,358)
Change in derivative liabilities	(13,091)	(834,891)
Total other income (expense)	(983,413)	(901,414)

Net loss	$(2,118,485)	$(3,465,875)
Less: Net loss attributable to the noncontrolling interest	29,520	185,229
Net loss attributable to Players Network	$(2,088,965)	$(3,280,646)

Weighted average number of common shares outstanding - basic and fully diluted	265,226,745	158,927,873

Net loss per share - basic and fully diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

PLAYERS NETWORK

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

													Total
	Series A		Series B		Series C				Additional				Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Interest	(Deficit)

Balance, December 31, 2013	2,000,000	$2,000	4,349,339	$4,349	-	$-	138,011,812	$138,012	$21,905,592	$-	$(23,567,996)	$-	$(1,518,043)

Shares issued for cash	-	-	-	-	-	-	7,100,000	7,100	173,900	-	-	-	181,000

Shares issued for services	-	-	-	-	-	-	13,603,061	13,603	365,498	-	-	-	379,101

Shares issued for services, related parties	-	-	-	-	-	-	550,000	550	10,065	-	-	-	10,615

Shares issued for compensation, related party	-	-	-	-	-	-	5,250,000	5,250	142,250	-	-	-	147,500

Shares issued for conversion of debts	-	-	-	-	-	-	15,656,431	15,656	164,340	19,238	-	-	199,234

Shares cancelled	-	-	-	-	-	-	(900,000)	(900)	900	-	-	-	-

Minority interest in subsidiary sold for cash	-	-	-	-	-	-	-	-	220,000	-	-	-	220,000

Minority interest in subsidiary distributed for services	-	-	-	-	-	-	-	-	960,000	-	-	-	960,000

Options granted for services	-	-	-	-	-	-	-	-	40,150	-	-	-	40,150

Options granted for compensation, related party	-	-	-	-	-	-	-	-	217,971	-	-	-	217,971

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	-	-	840,629	-	-	-	840,629

Net loss for the year ended December 31, 2014											(3,280,646)	(185,229)	(3,465,875)

Balance, December 31, 2014	2,000,000	$2,000	4,349,339	$4,349	-	$-	179,271,304	$179,271	$25,041,295	$19,238	$(26,848,642)	$(185,229)	$(1,787,718)

Shares issued for cash	-	-	-	-	-	-	10,300,000	10,300	(1,300)	-	-	-	9,000

Shares issued for services	-	-	-	-	-	-	19,700,000	19,700	133,540	-	-	-	153,240

Shares issued for services, related parties	-	-	-	-	5,750,000	5,750	10,500,000	10,500	232,350	-	-	-	248,600

Shares issued for conversion of debts	-	-	-	-	-	-	127,050,022	127,050	323,921	(19,238)	-	-	431,733

Shares issued on forbearance agreement	-	-	-	-	-	-	656,735	657	9,851	-	-	-	10,508

Shares exchanged pursuant to settlement agreement	-	-	(4,349,339)	(4,349)	-	-	4,349,339	4,349	47,843	-	-	-	47,843

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	-	-	916,400	-	-	-	916,400

Net loss for the year ended December 31, 2015											(2,088,965)	(29,520)	(2,118,485)

Balance, December 31, 2015	2,000,000	$2,000	-	$-	5,750,000	$5,750	351,827,400	$351,827	$26,703,900	$-	$(28,937,607)	$(214,749)	$(2,088,879)

The accompanying notes are an integral part of these consolidated financial statements.

PLAYERS NETWORK

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(2,088,965)	$(3,280,646)
Minority interest in net loss	(29,520)	(185,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	30,143	27,474
Loss on disposal of fixed assets	12,854	-
Gain on debt extinguishment	(11,282)	(356,835)
Change in fair market value of derivative liabilities	13,091	834,891
Amortization of convertible note payable discounts	798,329	334,951
Amortization of debt issuance costs	21,958	15,190
Stock issued for services	211,591	1,339,100
Stock issued for compensation, related party	248,600	158,115
Options and warrants granted for services	-	40,150
Options and warrants granted for services, related party	-	217,971
Decrease (increase) in assets:
Prepaid expenses	3,350	3,800
Increase (decrease) in liabilities:
Checks drawn in excess of available funds	2,154	-
Accounts payable	79,684	(2,924)
Accrued expenses	201,309	10,216
Deferred rent obligations	(2,284)	(1,142)
Net cash used in operating activities	(508,988)	(844,918)

Cash flows from financing activities
Proceeds received from sale of fixed assets	4,400	-
Purchase of fixed assets	(17,254)	(35,986)
Net cash used in investing activities	(12,854)	(35,986)

Cash flows from financing activities
Proceeds from convertible debentures	429,000	792,000
Repayment of convertible debentures	(111,200)	(87,875)
Proceeds from short term debt	8,500	-
Repayment of short term debt	(8,125)	-
Payments on debt issuance costs	(12,500)	(21,750)
Proceeds from sale of common stock of subsidiary	-	220,000
Proceeds from sale of common stock	9,000	181,000
Net cash provided by financing activities	314,675	1,083,375

Net increase (decrease) in cash	(207,167)	202,471
Cash - beginning	207,167	4,696
Cash - ending	$-	$207,167

Supplemental disclosures:
Interest paid	$46,342	$51,586
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of debt discounts	$524,626	$774,627
Value of shares issued for conversion of debt	$431,733	$199,235
Value of derivative adjustment due to debt conversions	$916,400	$840,629
Cancellation of shares of common stock, 900,000 shares	$-	$900

The accompanying notes are an integral part of these consolidated financial statements.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Players Network (Stock Symbol: PNTV) was incorporated in the State of Nevada in March of 1993. Players Network is a vertically integrated diversified, fully reporting public company that is engaged in the development of digital networks, and is actively pursuing the cultivation and processing of medical marijuana in North Las Vegas pursuant to two medical marijuana establishments (MME) licenses we were granted by the city of North Las Vegas for cultivation and production. The Company holds an 84.4% interest in Green Leaf Farms Holdings, LLC, which is a holding company formed to house our medical marijuana business. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels with content focused toward Las Vegas entertainment, gaming and medical marijuana interests. The Company has launched in its alpha stage a proprietary scalable NexGenTV technology platform (“Platform”). The Platform is a content management system that designed to deliver and manage video content with integrated digital social communities, including “Vegas On Demand TV”, “Real Vegas TV” and “Weed TV” on the media side of the business that will help streamline the delivery of content to our distribution partners.

On July 8, 2014, we formed a subsidiary, Green Leaf Farms Holdings, Inc. (“GLFH”), in which we retained 83% ownership, with the remaining 17% held by key experts and advisors. An additional 1.6% was sold to an investor on December 8, 2014 and 3% was transferred back from a founding member on December 2, 2015, giving PNTV 84.4% ownership and minority interests ownership of 15.6% as of December 31, 2015. The subsidiary has been formed as a holding company to potentially own additional subsidiaries that may operate medical marijuana related businesses. These additional subsidiaries have yet to be formed, and, or, acquired, with the exception of Green Leaf Medical, LLC (“GLML”), which was formed on July 18, 2014 and has no activity to date. We had applied for a Medical Marijuana Dispensary special use permit with the City of Las Vegas, and Cultivation and Processing special use permits in North Las Vegas and a license for all permits in the State of Nevada, and have currently been granted the two special use permits in North Las Vegas, however there can be no assurance we will be able to conduct these operations. As such, there is a risk that we may not be able to expand our operations into this field as intended.

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

(2)Majority-owned subsidiary formed on July 8, 2014, in which PNTV retained 83% ownership, with the remaining 17% held by key experts and advisors. An additional 1.6% was sold to an investor on December 8, 2014 and 3% was transferred back from a founding member on December 2, 2015, giving PNTV 84.4% ownership and minority interests ownership of 18.6% as of December 31, 2014.

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

Cash and Cash Equivalents

PNTV maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2015 and 2014.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from video production services on a project basis and subscriptions for video content. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. We had no debts expense during the years ended December 31, 2015 and 2014, respectively.

Cost Method of Accounting for Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Our investments which are accounted for on the cost method of accounting have been completely impaired previously, and no impairment expense was recognized during the years ended December 31, 2015 or 2014.

Deferred Television Costs

Deferred television costs included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company recognized $95,000 of revenues on November 1, 2012 with the completion of the first of three pilot episodes; and accordingly, recognized $75,617 of expenses related to the development of the pilot. The remaining $135,000 of revenues, and corresponding $116,454 of deferred television costs, were deferred and will be recognized upon completion and delivery of the remaining content. We also delivered a series of ‘webisodes’ and miscellaneous footage in the second quarter of 2014, however, the recipient refused to accept the modification of the terms and we had to reverse the recognition and defer the revenue and related television costs.

Deferred television costs consist of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Development and pre-production costs	$-	$-
In-production	68,264	68,264
Post production	48,190	48,190
Total deferred television costs	$116,454	$116,454

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company did not recognize any impairment losses on the disposal of fixed assets during the years ended December 31, 2015 and 2014.

Debt Issuance Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The Company paid $12,500 and $21,750 of debt issuance costs during the years ended December 31, 2015 and 2014, respectively, of which the unamortized balance of debt issuance costs at December 31, 2015 and 2014 was $501 and $9,959, respectively. Amortization of debt issuance costs charged to interest expense was $21,958 and $15,190 for the years ended December 31, 2015 and 2014, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred revenues consist of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Deferred revenues on television pilot episodes	$135,000	$135,000

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $16,097 and $147,145 for the years ended December 31, 2015 and 2014, respectively.

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350-50, “Accounting for Website Development Costs” (“ASC 350-50”), wherein website development costs are segregated into three activities:

1)	Initial stage (planning), whereby the related costs are expensed.
2)	Development (web applicattion, infrastructure, graphics), whereby the related costs are capitalized and amortized once the website is ready for use. Costs for development content of the website may be expensed or capitalized depending on the circumstances of the expenditures.
3)	Post-implementation (after site is up and running: security, training, admin), whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.

The Company had no capitalized website development costs during the years ended December 31, 2015 and 2014 related to its internet television platforms pursuant to the development stage.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $460,191 and $1,755,336 for the years ended December 31, 2015 and 2014, respectively.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-16 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2017, including interim periods. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued an ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet. ASU 2015-17 requires all deferred assets and liabilities be classified as noncurrent in the balance sheet. The standard will be effective for periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which require an acquiring Company to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. GAAP requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that if known, would have affected the measurement of the amounts initially recorded. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in the update eliminate the requirement to retrospectively account for those adjustments. This ASU is effective for public entities for fiscal years beginning after December 15, 2015, including interim periods within those years. Disclosure of the nature and reason for the change should be made in the first period, including interim periods, there is a measurement period adjustment.

In April 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. For public business entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. The Company will adopt ASU 2015-03 on its balance sheets retrospectively during the interim period ending March 31, 2016.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This guidance clarifies that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this update are effective for annual reporting periods ending after December 15, 2016, and annual and interim periods thereafter, and early application is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2014-15 on its financial statements.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No other new accounting pronouncements, issued or effective during the year ended December 31, 2015, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($28,937,607), and as of December 31, 2015, the Company’s current liabilities exceeded its current assets by $2,130,508 and its total liabilities exceeded its total assets by $2,088,879. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party

Officers

On December 29, 2015, the Company issued 3,000,000 shares of restricted common stock to its President of Programming as a compensation bonus. The total fair value of the common stock was $5,400 based on the closing price of the Company’s common stock on the date of grant.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Officer compensation expense was $228,330 and $544,472 at December 31, 2015 and 2014, respectively. The balance owed was $64,624 and $228 at December 31, 2015 and 2014, respectively.

Board of Directors

On December 29, 2015, the Company issued 3,000,000 shares of common stock to its President of Programming as compensation for services as a Director. The total fair value of the common stock was $5,400 based on the closing price of the Company’s common stock on the date of grant.

On December 29, 2015, the Company issued 3,000,000 shares of common stock to one of its Directors as compensation for services as a Director. The total fair value of the common stock was $5,400 based on the closing price of the Company’s common stock on the date of grant.

On December 29, 2015, the Company issued 3,000,000 shares of common stock to another one of its Directors as compensation for services as a Director. The total fair value of the common stock was $5,400 based on the closing price of the Company’s common stock on the date of grant.

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

Officer and Director Changes

On March 4, 2016, Mr. Brett Pojunis was appointed to the Company’s Board of Directors and Mr. Doug Miller resigned from the Board.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2015 and 2014, respectively:

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$-	$-	$-
Total assets	-	-	-
Liabilities
Convertible debentures, net of discounts of $287,301	-	-	384,639
Short term debt	-	8,500	-
Derivative liability	-	-	1,038,504
Total liabilities	-	8,500	1,423,143
	$-	$(8,500)	$(1,423,143)

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$207,167	$-	$-
Total assets	207,167	-	-
Liabilities
Convertible debentures, net of discounts of $537,505	-	-	183,998
Short term debt	-	10,625	-
Derivative liability	-	-	1,417,187
Total liabilities	-	10,625	1,601,185
	$207,167	$(10,625)	$(1,601,185)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2015 and 2014.

Level 2 liabilities consist of a short term, unsecured, promissory note. No fair value adjustment was necessary during the years ended December 31, 2015 and 2014.

Level 3 liabilities consist of a total face value of $671,940 and $721,503 of convertible debentures and the related derivative liability as of December 31, 2015 and 2014, respectively. A discount of $287,301 and $537,505 was recognized at December 31, 2015 and 2014, respectively.

Note 5 – Subsidiary Formation

On July 8, 2014, we formed a subsidiary, Green Leaf Farms Holdings, Inc. (“GLFH”), in which we retained 83% ownership, with the remaining 17% held by key experts and advisors, of which 16% was distributed to individuals as compensation for their services, including 3% to Mr. Bradley, CEO and 1% to Mr. Berk, President of Programming, and an additional 1% was sold to one of those individuals for $60,000. An additional 1.6% was sold to an investor on December 8, 2014 and 3% was transferred back from a founding member on December 2, 2015, giving PNTV 84.4% ownership and minority interests ownership of 18.6% as of December 31, 2015. The subsidiary has been formed as a holding company to potentially own additional subsidiaries that may operate medical marijuana related businesses. These additional subsidiaries have yet to be formed, and, or, acquired, with the exception of Green Leaf Medical, LLC (“GLML”), which was formed on July 18, 2014 and has no activity to date. We had applied for a Medical Marijuana Dispensary special use permit with the City of Las Vegas, and Cultivation and Processing special use permits in North Las Vegas and a license for all permits in the State of Nevada, and have currently been granted the two special use permits in North Las Vegas, however there can be no assurance we will be able to conduct these operations. As such, there is a risk that we may not be able to expand our operations into this field as intended.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Investments

On May 11, 2011, we acquired a 10% interest in iCandy, Inc. (“ICI”), and a 10% interest in iCandy Burlesque, Inc. (“ICB”), Nevada entertainment companies that develop and operate a variety of entertainment shows in the United States, primarily in casinos within Las Vegas, NV and Atlantic City, NJ. We acquired the interests in exchange for $25,499 that was in turn spent on the development of a promotional video that was to be distributed on our website. In addition, we agreed to pay a license fee of 20% of the adjusted gross revenues that we were to earn from the distribution and sales related to the promotional video content. No such revenues have been earned to date. On March 23, 2011 and April 20, 2011 we then loaned $19,000 and $1,000, respectively, to ICI on an unsecured convertible promissory note carrying a 6% interest rate, maturing on May 11, 2012. In accordance with ASC 310-10-35-17, we applied normal loan review procedures and determined it was probable all amounts due from our loan would not be collected due to the financial condition of the debtor. As a result, we recognized impairment of $20,000 in 2011. On November 1, 2012, the Company elected to convert the total note receivable of $22,477, consisting of $20,000 of principal and $2,477 of interest receivable in exchange for an additional 7.5% ownership interest in ICI, and 7.5% interest in ICB. The conversion resulted in a total ownership of 17.5% in both entities as of November 1, 2012. Both the investments and the note receivable had been written off as impaired in 2011 due to valuation and collectability uncertainties, as a result the 17.5% investment in both entities are no longer on the balance sheets as of December 31, 2015 and 2014.

Note 7 – Fixed Assets

Fixed assets consist of the following at December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014
Office equipment	$48,884	$48,884
Website development costs	99,880	99,880
Furniture and fixtures	2,730	2,730
	151,494	151,494
Less accumulated depreciation	(110,366)	(80,223)
	$41,128	$71,271

Depreciation and amortization expense totaled $30,143 and $27,474 for the years ended December 31, 2015 and 2014, respectively.

On November 9, 2015, the Company sold plastic injection molding equipment with a net book value of $6,500 for net proceeds of $4,400, resulting in a loss on disposal of $2,100. In addition, a total of $10,754 of warehouse equipment was disposed of on November 30, 2015, resulting in a total loss on disposal of fixed assets of $12,854 for the year ended December 31, 2015.

Note 8 – Accrued Expenses

Accrued expenses included the following as of December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014
Accrued Payroll, Officers	$64,624	$228
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	89,377	45,117
Advances	43,000	-
	$332,235	$180,579

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Convertible Debentures (in default)

Convertible debentures consist of the following at December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014
On September 17, 2015, the Company received proceeds of $22,500 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) with a face value of $25,000 (“Second TJC Note”), which matures on September 16, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $105,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date (the “Variable Conversion Price”). If at any time while this note is outstanding, the lowest closing traded price is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) Variable Conversion Price or (2) $0.00001 until the note is no longer outstanding. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that was expensed as interest. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default. The Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note.	$25,000	$-

On September 17, 2015, the Company issued an unsecured replacement convertible promissory note in exchange for Second Group 10 Note, bearing interest at eight percent (8%) with a face value of $29,404 (“First TJC Note”), which matures on September 17, 2015. TJC Trading, LLC had acquired the promissory note from Group 10 Holdings, LLC, consisting of $26,750 of outstanding principal and $2,654 of interest. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date (the “Variable Conversion Price”). If at any time while this note is outstanding, the lowest closing traded price is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) Variable Conversion Price or (2) $0.00001 until the note is no longer outstanding. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default. The Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. On December 24, 2015, the note holder elected to convert a total of $3,513 of principal in exchange for 3,660,000 shares.	25,890	-

On August 24, 2015, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (10%) with a face value of $66,000 (“Third WHC Note”), which matures on August 24, 2016. The financing carries a total face value of $66,000 and a $6,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $6,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 50 million shares of common stock for potential conversions.	66,000	-

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 25, 2015, the Company received net proceeds of $105,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $115,500 (“Fourth Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $10,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	115,500	-

On June 24, 2015, the Company issued an 8% interest bearing; unsecured convertible promissory note with a face value of $119,052 (“First Collier Note”), which matures on June 23, 2017 in exchange for the cancellation of three outstanding JMJ Notes, consisting of an aggregate of $108,492 of principal and $10,560 of interest, that were acquired by Collier Investments, LLC. The principal and interest is convertible into shares of common stock at 70% of the lowest volume weighted average price (“VWAP”) over the 20 days prior to conversion. The note includes prepayment cash redemption penalties of 145% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. On August 4, 2015, the note holder elected to convert a total of $40,600 of principal in exchange for 20,000,000 shares. The Company must at all times reserve at least 100 million shares of common stock for potential conversions. Upon default, 145% of outstanding principal and interest shall be due immediately.	78,452	-

On June 15, 2015, the Company received net proceeds of $15,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $16,500 (“Third Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $1,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	16,500	-

On May 15, 2015, the Company received net proceeds of $60,000 in exchange for an 8% interest bearing; unsecured convertible promissory note dated May 1, 2015 with a face value of $64,000 (“First Vis Vires Note”), which matures on February 5, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 61% of the average of the three (3) lowest closing bid prices over the 10 days prior to conversion. The note includes various prepayment penalties ranging from 112% through 130%, and default provisions of 150% of the then outstanding principal and interest, and an interest rate of 22% thereafter. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 59 million shares of common stock for potential conversions.	64,000	-

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 11, 2015, the Company received net proceeds of $70,000 in exchange for a 12% interest bearing; unsecured convertible promissory note dated March 2, 2015 with a face value of $75,000 (“First JSJ Note”), which matures on September 2, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of: (i) 58% of the average of the two (2) lowest closing prices over the 10 days prior to conversion; or (ii) 58% of the average of the two (2) lowest closing prices over the 10 days prior to the execution of the note (which was $0.008932). The note includes prepayment cash redemption penalties between 25% and 40% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 30 million shares of common stock for potential conversions.	75,000	-

On February 5, 2015, the Company received net proceeds of $50,000 with a face value of $53,750 that carries an 8% interest rate (“Second Tangiers Note”), which matures on February 5, 2016. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid, whereby $75,250 was previously advanced with the initial execution of the note on October 13, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.	53,750	-

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
ii.	If the closing price of the Borrower’s Common Stock on the day immediately prior to the date of the Notice of Conversion is less than .001 then the Conversion Price shall be twenty-five percent (25%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of seventy-five percent (75%)).

The note carries an eighteen percent (18%) interest rate in the event of default along with a $1,000 penalty per business day commencing the business day following the date of the event of default. The note also includes prepayment cash redemption penalties between up to 15% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carried a $1,750 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company had to reserve at least 20 million shares of common stock for potential conversions. On July 30, 2015, the note holder elected to convert a total of $10,000 of principal in exchange for 7,194,245 shares. On September 17, 2015, the remaining balance of the note was settled with the issuance of a new note (First TJC Note) in the amount of $29,404, representing $26,750 of outstanding principal and $2,654 of interest.	-	-

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 15, 2014, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note with a face value of $64,000 that carries an 8% interest rate (“Second KBM Note”), which matures on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 25 million shares of common stock for potential conversions. On June 25, 2015, the Company repaid the loan, consisting of $64,000 of principal and $22,400 of interest and prepayment penalties. The Note was subsequently cancelled as paid in full and the reserved shares have been released.	-	64,000

On November 5, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note with a face value of $104,000 that carries an 8% interest rate (“First KBM Note”), which matures on July 29, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that was amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between May 7, 2015 and June 9, 2015, the note holder elected to convert a total of $94,300 of principal in exchange for 24,955,749 shares. On June 25, 2015, the Company repaid $12,000, consisting of $9,700 of principal and $2,300 of interest. The Company reserved at least 43 million shares of common stock for potential conversions. The Note was subsequently cancelled as paid in full and the reserved shares have been released.	-	104,000

On October 13, 2014, the Company received net proceeds of $70,000 in exchange for an unsecured convertible promissory note with a face value of $75,250 that carries an 8% interest rate (“First Tangiers Note”), which matures on October 13, 2015. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. On various dates between April 27, 2015 and September 24, 2015, the note holder elected to convert a total of $53,500 of principal in exchange for 19,091,038 shares. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.	21,750	75,250

On September 22, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $38,500 (“Second Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $3,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	38,500	38,500

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 19, 2014, the Company received net proceeds of $40,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“Second WHC Note”), which matures on August 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty seven and a half percent (57.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 12 million shares of common stock for potential conversions. The Note is currently in default.	45,000	45,000

On July 15, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $37,500 (“Third LG Note”), which matures on March 15, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date if received after 4PM Eastern Standard Time. The note also carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $37,500, less $1,750 of debt issuance costs and $3,500 in due diligence fees, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 60% while that “Chill” is in effect. The Company paid total debt issuance cost of $2,500 that was amortized over the life of the loan on the straight line method, which approximated the effective interest method. The Company had to at all times reserve at least 9,513,000 shares of common stock for potential conversions. On March 12, 2015, the Company repaid $50,542, consisting of $37,500 of principal and $13,042 of interest and prepayment penalties. The convertible promissory note was subsequently cancelled as paid in full and the reserved shares have been released.	-	37,500

On June 13, 2014, the Company received net proceeds of $75,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“First WHC Note”), which matures on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. In addition, the Company issued warrants to purchase 1.5 million shares of the Company’s common stock at a strike price of $0.05 per share exercisable over three years from the date of issuance. On various dates between December 26, 2014 and June 18, 2015, the note holder elected to convert a total of $95,000, consisting of $80,000 principal and $15,000 of interest and penalties, in exchange for 28,539,570 shares of common stock. The convertible promissory note was subsequently cancelled as paid in full and the reserved shares have been released.	-	70,000

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 2, 2014, the Company received net proceeds of $50,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $55,000 (“First Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between December 10, 2014 and April 16, 2015, the note holder elected to convert a total of $43,402 of principal in exchange for 7,165,571 shares. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	11,598	45,762

On May 20, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note, bearing interest at 10% annually, with a face value of $113,000 (“First Typenex Note”), which matures on May 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the three (3) lowest (“Trading Prices”), whereby Trading Price is defined as the volume weighted average price (“VWAP”) of the Company’s common stock over the fifteen (15) trading days prior to the conversion request date. If the arithmetic average of the three (3) lowest Trading Prices is less than $0.01, then the Conversion Factor will be reduced to 60%. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 125% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $10,000 Original Issue Discount, and loan origination costs of $3,000, that are being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 24, 2014 and June 11, 2015, the note holder elected to convert a total of $122,121, consisting of $113,000 of principal and $9,121 of interest, in exchange for 17,864,267 shares of common stock. In addition, another 656,735 shares, valued at $10,508 were issued pursuant to a forbearance agreement as a penalty for delays in the issuance of one of the conversions. The Company reserved at least three times the number of shares equal to the outstanding balance divided by the conversion price, but in any event not less than 22 million shares of common stock for potential conversions. The Note was satisfied in full and the reserved shares have been released.	-	78,000

On May 9, 2014, the Company received $50,000 in exchange for an unsecured convertible promissory note that carries a 12% interest rate (“First Group 10 Note”), which matures on May 8, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of (a) fifty eight percent (58%) of the average of the two lowest closing bid prices of the Company’s common stock for the seventeen (17) trading days prior to the conversion notice date, or (b) four and a half cents ($0.045) per share. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 10, 2014 and February 2, 2015, the note holder elected to convert a total of $53,536, consisting of $50,000 of principal and $3,536 of interest, in exchange for 5,346,392 shares of common stock in complete satisfaction of the debt. The convertible promissory note was subsequently cancelled as paid in full. The Company had to reserve at least 20 million shares of common stock for potential conversions. The Note was satisfied in full and the reserved shares have been released.	-	20,000

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matures on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	35,000	35,000

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 17, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Fourth JMJ Note”), which matures on April 16, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 60 million shares of common stock for potential conversions. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	-	44,000

On February 20, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Third JMJ Note”), which matures on February 19, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	-	44,000

On June 4, 2013, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matures on June 3, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company amortized the $2,500 original issuance discount over the life of the loan on the straight line method, which approximated the effective interest method. On May 12, 2014, the note holder elected to convert a total of $10,308, consisting of $7,008 of principal and $3,300 of accrued interest, in exchange for 805,058 shares of common stock. The Company reserved at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	$-	$20,491

Total convertible debentures	671,940	721,503
Less: unamortized debt discounts	(287,011)	(537,505)
Convertible debentures	$384,639	$183,998

Each of the above outstanding notes are currently in default by the nature of not being current with the Company’s filing requirements with the SEC. These defaults will be cured with the submission of this filing.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $548,126 and $818,877 for the variable conversion features of the convertible debts incurred during the years ended December 31, 2015 and 2014, respectively. The discounts, including Original Issue Discounts of $23,500 and $44,250 during the years ended December 31, 2015 and 2014, respectively, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $798,330 and $334,951 of interest expense pursuant to the amortization of the note discounts during the years ended December 31, 2015 and 2014, respectively.

In addition, a total of $11,500 and $21,750 of loan origination costs were incurred pursuant to the closings of convertible debentures during the years ended December 31, 2015 and 2014, respectively, which are being amortized to interest expense over the term of the debentures using the straight line method, which approximates the effective interest method. The Company recorded $20,958 and $15,190 of interest expense pursuant to the amortization of the loan origination costs during the years ended December 31, 2015 and 2014, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $135,314 and $71,134 for the years ended December 31, 2015 and 2014, respectively related to convertible debts.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of the filing date of this report, the Company had not sold any shares to Dutchess nor received any financing from Dutchess. The registration statement will expire on September 26, 2016 and a new Form S-1 would need to be refiled in order to continue with the agreement.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Short Term Debt

Short-term debt consists of the following at December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014
Non-interest bearing, unsecured debenture, due on demand. Originated on December 9, 2015, included a $1,000 loan origination cost.	$5,000	$-

10% unsecured debenture, due on demand. Originated on August 6, 2015.	3,500	-

4% unsecured debenture, due June 7, 2012. Currently in default. On June 2, 2014, the Company and the lender entered into a settlement agreement whereby the note was considered satisfactorily paid in full with the successful payment of four equal payments of $8,125 made in quarterly periods, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015, resulting in a gain on debt extinguishment of $6,482. Pursuant to the terms of the settlement agreement, the note was subsequently cancelled as paid in full, and 4,349,339 shares of series B preferred stock held by the lender were exchanged for 4,349,339 shares of common stock.	-	10,625

Total short term debt	$8,500	$10,625

The Company recorded interest expense pursuant to the stated interest rate on the above promissory note in the amount of $141 and $1,090 at December 31, 2015 and 2014, respectively.

The following presents components of interest expense by instrument type at December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014
Interest on convertible debentures	$135,314	$71,134
Amortization of discount on convertible debentures	798,330	334,951
Amortization of debt issuance costs	21,958	15,190
Loss on debt conversions	10,508	-
Interest on short term debt	141	1,090
Accounts payable related finance charges	2,499	993
	$968,750	$423,358

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $1,038,504 and $1,417,187 at December 31, 2015 and 2014, respectively. The change in fair value of the derivative liabilities resulted in a loss of $13,091 and a loss of $834,891 for the years ended December 31, 2015 and 2014, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $13,091 for the year ended December 31, 2015 consisted of a loss of $306,538 due to the value in excess of the face value of the convertible notes, a gain of $2,793 attributable to the fair value of preferred stock, a gain of $110,477 attributable to the fair value of warrants and a net gain in market value of $180,177 on the convertible notes. The loss of $834,891 for the year ended December 31, 2014 consisted of a loss of $660,260 due to the value in excess of the face value of the convertible notes, a gain of $26,480 attributable to the fair value of preferred stock, a gain of $284,388 attributable to the fair value of warrants and a net loss in market value of $485,499 on the convertible notes.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the derivative liability value by instrument type at December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014
Convertible debentures	$1,038,225	$1,301,032
Common stock warrants	279	110,756
Convertible preferred stock	-	5,399
	$1,038,504	$1,417,187

The following is a summary of changes in the fair market value of the derivative liability during the years ended December 31, 2015 and 2014, respectively:

Derivative
Liability
Total
Balance, December 31, 2013	$648,298
Increase in derivative value due to issuances of convertible promissory notes	1,434,887
Increase in derivative value attributable to tainted warrants	20,633
Change in fair market value of derivative liabilities due to the mark to market adjustment	153,998
Debt conversions	(840,629)
Balance, December 31, 2014	$1,417,187
Increase in derivative value due to issuances of convertible promissory notes	524,626
Change in fair market value of derivative liabilities due to the mark to market adjustment	13,091
Debt conversions	(916,400)
Balance, December 31, 2015	$1,038,504

Key inputs and assumptions used to value the convertible debentures and warrants issued during the years ended December 31, 2015 and 2014:

●	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.

●	The warrant exercise prices ranged from $0.04 to $0.18, exercisable over 2 to 10 year periods from the grant date.

●	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.

●	The monthly trading volume would reflect historical averages and would increase at 1% per month.

●	The holder would automatically convert the notes at maturity at the greater of 2 times the conversion price or stock price if the registration was effective and the Company was not in default.

●	An event of default for the convertible note would occur 0% of the time, increasing to 1% per month to a maximum of 5%.

●	Alternative financing for the convertible note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%.

●	The computed volatility was projected based on historical volatility.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Preferred Stock

The Board, from the authorized capital of 50,000,000 preferred shares, as amended on July 22, 2015, has authorized and designated 2,000,000 shares of series A preferred stock (“Series A”) and 12,000,0000 shares of series C preferred stock (“Series C”), of which 2,000,000 shares and 5,750,000 shares are issued and outstanding, respectively. A total of 36,000,000 shares remained undesignated as of December 31, 2015.

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

Common Stock Issued in Settlement for Series B Preferred Stock Cancellation (2015)

On June 2, 2014, the Company and the Series B Preferred shareholder entered into a settlement agreement whereby an outstanding $35,000 promissory note was satisfied with the successful payment of $32,500, consisting of four equal payments of $8,125, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015. On March 31, 2015, upon successful payment of the settlement obligations, the shareholder converted his 4,349,339 shares of Convertible Series B Preferred shares into 4,349,339 shares of common stock.

The Series C shares carry 50:1 preferential voting rights, and are convertible into shares of common stock on a 1:1 basis.

Preferred Stock

On July 21, 2015, we issued an aggregate of 5,750,000 shares of the Company’s newly created series C preferred stock to Mark Bradley, the Company’s Chief Executive Officer, in lieu of $17,250 of unpaid compensation pursuant to the terms of the new employment agreement. The total fair value of the Series C shares was $164,000 based on an independent valuation on the date of grant, resulting in additional compensation expense of $146,750. No preferred shares were issued during the year ended December 31, 2014.

Common Stock Authorized

The Company has authorized 1,200,000,000 shares of common stock, as amended on July 22, 2015, of which 392,417,678 shares were issued and outstanding and 736,313,335 shares were reserved as of April 13, 2016.

Common Stock Sales (2015)

On December 3, 2015, the Company sold 7,500,000 shares of its common stock in exchange for proceeds of $6,000.

On November 19, 2015, the Company sold 2,800,000 shares of its common stock in exchange for proceeds of $3,000.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Issuances for Debt Conversions (2015)

On December 24, 2015, the Company issued 3,660,000 shares of common stock pursuant to the conversion of $3,513 of outstanding principal on the First TJC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Common Stock Issuances for Services (2015)

On December 29, 2015, the Company issued 3,000,000 shares of restricted common stock to Mr. Michael Berk for director services provided. The total fair value of the common stock was $5,400 based on the closing price of the Company’s common stock on the date of grant.

On December 29, 2015, the Company issued 3,000,000 shares of restricted common stock to Mr. Doug Miller for director services provided. The total fair value of the common stock was $5,400 based on the closing price of the Company’s common stock on the date of grant.

On December 29, 2015, the Company issued 3,000,000 shares of restricted common stock for website development services provided. The total fair value of the common stock was $5,400 based on the closing price of the Company’s common stock on the date of grant.

On December 29, 2015, the Company issued 3,000,000 shares of restricted common stock for consulting services provided. The total fair value of the common stock was $5,400 based on the closing price of the Company’s common stock on the date of grant.

On December 29, 2015, the Company issued 1,500,000 shares of restricted common stock for video production services provided. The total fair value of the common stock was $2,700 based on the closing price of the Company’s common stock on the date of grant.

On December 29, 2015, the Company issued 500,000 shares of restricted common stock for legal services provided. The total fair value of the common stock was $900 based on the closing price of the Company’s common stock on the date of grant.

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

Common Stock Cancellations (2015)

There were no cancellations of common stock during the year ended December 31, 2015.

Common Stock Cancellations (2014)

On March 6, 2014, the Company cancelled 750,000 shares issued during 2013 for non-performance of services commensurate with the departure of one of the Company’s former employees.

On March 6, 2014, the Company cancelled 150,000 shares issued during 2013 for non-performance of services commensurate with the departure of one of the Company’s Directors.

Note 14 – Common Stock Options

Common Stock Options Granted (2015)

No options were granted during the year ended December 31, 2015.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Options Cancelled (2015 and 2014)

No options or were cancelled during the years ended December 31, 2015 and 2014.

Common Stock Options Expired (2015)

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

Common Stock Options Exercised (2015 and 2014)

No options were exercised during the years ended December 31, 2015 and 2014.

The following is a summary of information about the Common Stock Options outstanding at December 31, 2015.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.04 – $0.08	10,850,000	1.83 years	$0.05	10,850,000	$0.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31, 2015	December 31,2014

Average risk-free interest rates	N/A	0.33%
Average expected life (in years)	N/A	2.92
Volatility	N/A	248%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During 2015 and 2014, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2015 and 2014 was approximately $0.05 and $0.05 per option, respectively.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2013	3,740,000	$0.17
Options expired	(2,140,000)	(0.23)
Options granted	9,700,000	0.05
Options exercised	-	-

Balance, December 31, 2014	11,300,000	0.05
Options expired	(450,000)	(0.08)
Options granted	-	-
Options exercised	-	-

Balance, December 31, 2015	10,850,000	$0.05

Exercisable, December 31, 2015	10,850,000	$0.05

The Company expensed $-0- and $258,121 from the amortization of common stock options during the years ended December 31, 2015 and 2014, respectively.

Note 15 – Common Stock Warrants

Common Stock Warrants Granted (2015)

No warrants were granted during the year ended December 31, 2015.

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

Common Stock Warrants Cancelled

No warrants were cancelled during the years ended December 31, 2015 and 2014.

Common Stock Warrants Expired (2015)

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrants Expired (2014)

On April 18, 2014, a total of 869,565 warrants held by the Company’s CEO expired. The expiration of the warrants had no impact on the current period operations.

Common Stock Warrants Exercised

No warrants were exercised during the years ended December 31, 2015 and 2014.

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2015.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.04 - $0.18	13,400,000	5.26 years	$0.05	13,400,000	$0.05

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31, 2015	December 31, 2014

Average risk-free interest rates	N/A	0.33%
Average expected life (in years)	N/A	1.59
Volatility	N/A	248%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During 2015 and 2014, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2015 and 2014 was approximately $0.05 and $0.06 per warrant, respectively.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2013	10,319,565	$0.08
Warrants expired	(869,565)	(0.41)
Warrants granted	4,700,000	0.06
Warrants exercised	-	-

Balance, December 31, 2014	14,150,000	0.05
Warrants expired	(750,000)	(0.12)
Warrants granted	-	-
Warrants exercised	-	-

Balance, December 31, 2015	13,400,000	$0.05

Exercisable, December 31, 2015	13,400,000	$0.05

Note 16 – Gain on Debt Extinguishment

The Company recognized debt forgiveness in the total amount of $11,282 and $356,835 during the years ended December 31, 2015 and 2014, respectively, as presented in other income within the Statements of Operations.

On December 29, 2015, we settled outstanding trade accounts payable in the total amount of $7,500 with the issuance of 1,500,000 shares of common stock valued at $2,700. The creditor forgave the remaining $4,800, resulting in a gain on debt settlements of $4,800 as presented in other income at December 31, 2015.

The Company and one of our lenders entered into a settlement agreement whereby an outstanding $35,000 promissory note was satisfied with the successful payment of $32,500, consisting of four equal payments of $8,125, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015, resulting in a $6,482 gain on settlement, consisting of $2,500 of principal and $3,982 of accrued interest, as presented in other income at December 31, 2015.

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

For the years ended December 31, 2015 and 2014, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2015, the Company had approximately $20,582,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$7,203,700	$6,440,000

Net deferred tax assets before valuation allowance	$7,203,700	$6,440,000
Less: Valuation allowance	(7,203,700)	(6,440,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2015 and 2014, respectively.

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

Note 18 – Future Minimum Lease Payments

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

On October 14, 2015, Green Leaf Farms Holding, Inc. (“GLFH”) and SFC Leasing, LLP entered into a settlement and release of claims agreement that terminated GLFH’s lease that originated on April 16, 2015 for property located at 203 E. Mayflower Avenue in North Las Vegas. The Company paid a total of $83,000 on this lease prior to the termination. The Company subsequently obtained a new building location in order to transition its provisional medical marijuana production and cultivation licenses to an approved status, which is necessary to implement their plan to enter into the medical marijuana industry. Pursuant to NAC 453A.324, the State of NV has imposed a deadline for the timeline to implement operations, which is currently approximately May of 2016. If GLFH is not making significant progress towards being fully operational by then their licenses may be revoked.

On March 4, 2016, GLFH leased a commercial building from Belmont NLV, LLC that originated on April 17, 2016 for its medical marijuana production and cultivation business in North Las Vegas. The 5-year operating lease expires on April 16, 2021 and is renewable for another 5 year term, required a $50,000 security deposit and includes an option to purchase the building for $3.8 million during the third, fourth and fifth years of the lease. The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $26,786 and culminating in a monthly payment of $30,148 in 2021. The lease contains provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid will be credited or charged to “Deferred rent obligation,” in the Balance Sheets.

Future minimum lease payments required under operating leases according to our fiscal year-end are as follows:

Year Ending
December 31,	Amount
2016	$251,423
2017	327,857
2018	337,693
2019	347,824
2020	358,258
2021	107,526
$1,730,581

Rent expense was $118,123 and $35,123 for the years ended December 31, 2015 and 2014, respectively.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Non-Controlling Interest

Non-controlling interest originally represented 17% interest in the subsidiary held amongst eleven individuals, of whom the Company’s CEO, Mark Bradley and the Company’s President of Programming, Michael Berk own 3% and 1%, respectively, through December 8, 2014. On December 9, 2014, one of the non-officer, minority investors exercised an option to purchase an additional 1.6% interest in the Company’s subsidiary from the parent in exchange for proceeds of $160,000 and 3% was transferred back to Players Network from a founding member on December 2, 2015, thereby resulting in a minority interest in the subsidiary of 15.6% amongst ten individuals. The net loss attributable to the non-controlling interest totaled $29,520 and $185,229 during the years ended December 31, 2015 and 2014, respectively.

Effects of changes in Players Network’s ownership interest in its subsidiary during the years ended December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014

Net loss attributable to parent	$(129,313)	$(904,306)
Transfers to (from) the non-controlling interest:
Decrease in parent’s paid-in capital for return of 3% interest in subsidiary	(180,000)	-
Increase in parent’s paid-in capital for sale of 1% interest in subsidiary	-	60,000
Increase in parent’s paid-in capital for exchange of 16% interest in subsidiary for services	-	960,000
Increase in parent’s paid-in capital for sale of 1.6% interest in subsidiary	-	160,000
Net transfers to the non-controlling interest	(180,000)	1,180,000
Change from net loss attributable to the parent and transfers to the non-controlling interest	$(309,313)	$275,694

Note 20 – Subsequent Events

Advances Received

On various dates between January 11, 2016 and May 8, 2016, the Company received proceeds of $143,000 in anticipation of a partnership with an investment group that intends to partner with Green Leaf Farms Holdings to develop its MME businesses. The terms of the partnership agreement has not yet been finalized.

Promissory Note Proceeds

On March 8, 2016, the Company received proceeds of $45,000 in exchange for a non-interest bearing, unsecured promissory note (“First SCP Note”), which matures on June 8, 2016, and detachable warrants to acquire up to 9,000,000 shares of common stock, exercisable at $0.005 per share over a period from the origination date until four (4) months after the note is repaid. The note carries a default rate of 18% and an additional 1,000,000 warrants issued each 30 day period the note remains unpaid.

Common Stock Sales

On March 2, 2016, the Company sold 14,000,000 shares of its common stock to an accredited investor in exchange for proceeds of $61,600.

On February 1, 2016, the Company sold 15,000,000 shares of its common stock to an accredited investor in exchange for proceeds of $63,000.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debenture Repayment and Settlements

On March 2, 2016, the Company repaid $30,000 of principal on the First Collier Note, and an additional $20,000 of principal was forgiven on the Second Vista Capital Note that are held by common ownership.

On January 21, 2016, the Company entered into a settlement agreement with Tangiers Investment Group. Pursuant to the agreement, the Company is obligated to repay a total of $80,000 in various monthly installments of between $6,000 and $20,000 from February 8, 2016 through June 26, 2016 in satisfaction of a total of approximately $85,820, consisting of $75,500 of principal and $10,320 of interest on the First and Second Tangiers Notes. The convertible promissory notes will be subsequently cancelled as paid in full.

On January 6, 2016, the Company repaid the first and second TJC convertible notes with an aggregate payment of $51,000 in satisfaction of a total of approximately $50,890 of principal and $1,229 of interest, resulting in a gain of $1,119 on the debt extinguishment. The convertible promissory notes were subsequently cancelled as paid in full.

On January 4, 2016, the Company entered into a settlement agreement with JSJ Investments. Pursuant to the agreement, the Company is obligated to repay a total of $70,000 in six monthly installments of approximately $11,667 from January 21, 2016 through June 21, 2016 in satisfaction of a total of approximately $82,564, consisting of $75,000 of principal and $7,564 of interest on the First JSJ Note. The convertible promissory note will be subsequently cancelled as paid in full.

Common Stock Issuances for Debt Conversions

On April 8, 2016, the Company issued 2,777,778 shares of common stock pursuant to the conversion of $5,000 of outstanding principal on the First Tangiers Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 31, 2016, the Company issued 2,500,000 shares of common stock in exchange for $3,500 of outstanding principal on a short term loan from a shareholder.

On March 14, 2016, the Company issued 7,812,500 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Preferred Stock Issuance for Services

On March 2, 2016, we issued 6,250,000 shares of series C preferred stock to Mark Bradley, the Company’s Chief Executive Officer, in lieu of $18,750 of unpaid compensation.

Common Stock Options Expired

On April 11, 2016, a total of 500,000 options amongst two option holders with a strike price of $0.05 per share expired.

Common Stock Warrants Expired

On April 8, 2016, a total of 200,000 warrants with a strike price of $0.06 per share expired.

On March 28, 2016, a total of 2,000,000 warrants with a strike price of $0.06 per share expired.

On January 30, 2016, a total of 1,000,000 warrants with a strike price of $0.07 per share expired.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYERS NETWORK

	By:	/s/ Mark Bradley
Date: May 13, 2016		Mark Bradley, Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of PLAYERS NETWORK, whose signature appears below hereby constitutes and appoints Mark Bradley, such person’s true and lawful attorney-in-fact and agent with full power of substitution and re-substitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2015 (the “Annual Report”) of PLAYERS NETWORK and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Bradley	Director & Chief Executive Officer (Principal	May 13, 2016
Mark Bradley	Executive Officer & Principal Financial Officer)

/s/ Michael Berk	Director	May 13, 2016
Michael Berk

/s/ Brett Pojunis	Director	May 13, 2016
Brett Pojunis