Form 10-Q
period 2016-03-31
PLAYERS NETWORK
filed 2016-05-27
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2016.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _________ to _________.

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock on May 20, 2016 was 393,917,678.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended March 31, 2016

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets

Current assets:
Cash	$1,353	$-
Deferred television costs	116,454	116,454
Other current assets	338	625
Total current assets	118,145	117,079

Fixed assets, net	44,092	41,128

Total Assets	$162,237	$158,207

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Checks drawn in excess of available funds	$-	$2,154
Accounts payable	334,734	344,407
Accrued expenses	446,889	332,235
Deferred revenues	135,000	135,000
Deferred rent obligations	1,355	2,148
Settlements payable	101,002	-
Convertible debentures, net of discounts of $120,887 and $287,802 at March 31, 2016 and December 31, 2015, respectively ($134,000 of principal is currently in default)	289,663	384,138
Short term debt, net of discounts of $6,605 and $-0- at March 31, 2016 and December 31, 2015, respectively	40,895	8,500
Derivative liabilities	989,536	1,038,504
Total current liabilities	2,339,074	2,247,086

Total Liabilities	2,339,074	2,247,086

Stockholders’ (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series C convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 12,000,000 and 5,750,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	12,000	5,750
Common stock, $0.001 par value, 600,000,000 shares authorized; 391,139,900 and 351,827,400 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	391,140	351,827
Additional paid-in capital	27,312,686	26,703,900
Accumulated (deficit)	(29,676,218)	(28,937,607)
	(1,958,392)	(1,874,130)
Noncontrolling Interest	(218,445)	(214,749)
Total Stockholders’ (Deficit)	(2,176,837)	(2,088,879)

Total Liabilities and Stockholders’ (Deficit)	$162,237	$158,207

See accompanying notes to financial statements.

PLAYERS NETWORK

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three
	Months Ended
	March 31,
	2016	2015
Revenue:	$101	$307

Expenses:
Direct operating costs	8,810	24,603
General and administrative	275,238	241,297
Officer salaries	43,750	94,345
Depreciation and amortization	7,536	7,536
Total operating expenses	335,334	367,781

Operating loss	(335,233)	(367,474)

Other income (expense):
Gain on debt extinguishment, net	35,231	6,482
Interest expense	(178,924)	(291,591)
Change in derivative liabilities	(263,381)	152,261
Total other income (expense)	(407,074)	(132,848)

Net loss	$(742,307)	$(500,322)
Less: Net loss attributable to the noncontrolling interest	3,696	998
Net loss attributable to Players Network	$(738,611)	$(499,324)

Weighted average number of common shares outstanding - basic and fully diluted	367,665,999	195,345,677

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three
	Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(738,611)	$(499,324)
Minority interest in net loss	(3,696)	(998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,536	7,536
Gain on debt extinguishment, net	(35,231)	(6,482)
Change in fair market value of derivative liabilities	263,381	(152,261)
Amortization of debt discounts	167,710	264,037
Stock issued for services	-	131,483
Stock issued for compensation, related party	192,000	73,800
Decrease (increase) in assets:
Prepaid expenses	287	(53,859)
Increase (decrease) in liabilities:
Checks drawn in excess of available funds	(2,154)	-
Accounts payable	(9,673)	15,164
Accrued expenses	133,885	14,066
Deferred rent obligations	(793)	(460)
Settlements payable	(48,998)	-
Net cash used in operating activities	(74,357)	(207,298)

Cash flows from investing activities
Purchase of fixed assets	(10,500)	-
Net cash used in investing activities	(10,500)	-

Cash flows from financing activities
Proceeds from convertible debentures	-	160,000
Repayment of convertible debentures	(80,890)	(37,500)
Proceeds from short term debt	45,000	-
Repayment of short term debt	(2,500)	(8,125)
Payments on debt issuance costs	-	(5,000)
Proceeds from sale of common stock	124,600	-
Net cash provided by financing activities	86,210	109,375

Net increase (decrease) in cash	1,353	(97,923)
Cash - beginning	-	207,167
Cash - ending	$1,353	$109,244

Supplemental disclosures:
Interest paid	$230	$13,042
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Convertible debts settled with cash repayment agreements	$150,000	$-
Value of debt discounts, warrants	$7,400	$155,000
Value of shares issued for conversion of debt	$13,500	$126,221
Value of derivative adjustment due to debt conversions	$319,749	$244,579

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC. The Company follows the same accounting policies in the preparation of interim reports.

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

(2)Majority-owned subsidiary formed on July 8, 2014, in which PNTV holds 84.4% ownership, with the remaining 15.6% held by key experts and advisors as of March 31, 2016.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred television costs consist of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Development and pre-production costs	$-	$-
In-production	68,264	68,264
Post production	48,190	48,190
Total deferred television costs	$116,454	$116,454

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

Deferred revenues consist of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Deferred revenues on television pilot episodes	$135,000	$135,000

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

In April 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. For public business entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. The Company adopted ASU 2015-03 on its balance sheets retrospectively during the interim period ending March 31, 2016.

No other new accounting pronouncements, issued or effective during the three months ended March 31, 2016, have had or are expected to have a significant impact on the Company’s financial statements.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($29,676,218), and as of March 31, 2016, the Company’s current liabilities exceeded its current assets by $2,220,929. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party

Officers

On March 2, 2016, we issued a total of 6,250,000 shares of the Company’s series C preferred stock to Mark Bradley, the Company’s Chief Executive Officer, in lieu of $18,750 of unpaid compensation pursuant to the terms of the new employment agreement. The total fair value of the Series C shares was $192,000 based on an independent valuation on the date of grant, resulting in additional compensation expense of $173,250.

Officer compensation expense was $43,750 and $94,345, including $-0- and $49,200 of stock based bonuses, at March 31, 2016 and 2015, respectively. The balance owed was $58,700 at March 31, 2016.

Board of Directors

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2016 and December 31, 2015, respectively:

	Fair Value Measurements at March 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$1,353	$-	$-
Total assets	1,353	-	-
Liabilities
Convertible debentures, net of discounts of $120,887	-	-	289,663
Short term debt, net of discounts of $6,605	-	40,895	-
Derivative liability	-	-	989,536
Total liabilities	-	-	1,279,199
	$1,353	$(40,895)	$(1,279,199)

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$-	$-	$-
Total assets	-	-	-
Liabilities
Convertible debentures, net of discounts of $287,802	-	-	384,138
Short term debt	-	8,500	-
Derivative liability	-	-	1,038,504
Total liabilities	-	8,500	1,422,642
	$-	$(8,500)	$(1,422,642)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2016 and the year ended December 31, 2015.

Level 2 liabilities consisted of a total of $47,500 and $8,500 of short term, unsecured, promissory notes, net of discounts of $6,605 and $-0- as of March 31, 2016 and December 31, 2015, respectively. No fair value adjustment was necessary during the three months ended March 31, 2016 and the year ended December 31, 2015.

Level 3 liabilities consist of a total of $410,550 and $671,940 of convertible debentures, net of discounts of $120,887 and $287,802 as of March 31, 2016 and December 31, 2015, respectively, in addition to the related derivative liabilities of $989,536 and $1,038,504 at March 31, 2016 and December 31, 2015, respectively.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Fixed Assets

Fixed assets consist of the following at March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015
Office equipment	$48,884	$48,884
Website development costs	99,880	99,880
Furniture and fixtures	2,730	2,730
Leasehold improvements	10,500	-
	161,994	151,494
Less accumulated depreciation	(117,902)	(110,366)
	$44,092	$41,128

Depreciation and amortization expense totaled $7,536 and $7,536 for the three months ended March 31, 2016 and 2015, respectively.

Note 7 – Accrued Expenses

As of March 31, 2016 and December 31, 2015 accrued expenses included the following:

	March 31, 2016	December 31, 2015
Accrued Payroll, Officers	$58,700	$64,624
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	79,955	89,377
Refundable Advances	173,000	43,000
	$446,889	$332,235

Note 8 – Settlements Payable

Settlements payable consisted of the following as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015
Tangiers Investment Group, LLC	$66,000	$-
JSJ Investments, Inc.	35,002	-
	$101,002	$-

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

Note 9 – Convertible Debentures

Convertible debentures consist of the following at March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015
On September 17, 2015, the Company received proceeds of $22,500 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) with a face value of $25,000 (“Second TJC Note”), which matures on September 16, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $105,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date (the “Variable Conversion Price”). If at any time while this note is outstanding, the lowest closing traded price is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) Variable Conversion Price or (2) $0.00001 until the note is no longer outstanding. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that was expensed as interest. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default. The Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. On January 6, 2016, the Company repaid the first and second TJC convertible notes with an aggregate payment of $51,000 in satisfaction of a total of approximately $50,890 of principal and $1,229 of interest, resulting in a gain of $1,119 on the debt extinguishment. The convertible promissory notes were subsequently cancelled as paid in full.	$-	$25,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On September 17, 2015, the Company issued an unsecured replacement convertible promissory note in exchange for Second Group 10 Note, bearing interest at eight percent (8%) with a face value of $29,404 (“First TJC Note”), which matured on September 17, 2015. TJC Trading, LLC had acquired the promissory note from Group 10 Holdings, LLC, consisting of $26,750 of outstanding principal and $2,654 of interest. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date (the “Variable Conversion Price”). If at any time while this note is outstanding, the lowest closing traded price is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) Variable Conversion Price or (2) $0.00001 until the note is no longer outstanding. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default. The Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. On December 24, 2015, the note holder elected to convert a total of $3,513 of principal in exchange for 3,660,000 shares. As disclosed above, on January 6, 2016, the Company repaid the first and second TJC convertible notes with an aggregate payment of $51,000 in satisfaction of a total of approximately $50,890 of principal and $1,229 of interest, resulting in a gain of $1,119 on the debt extinguishment. The convertible promissory notes were subsequently cancelled as paid in full.	-	25,890

On August 24, 2015, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (10%) with a face value of $66,000 (“Third WHC Note”), which matures on August 24, 2016. The financing carries a total face value of $66,000 and a $6,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $6,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 50 million shares of common stock for potential conversions.	66,000	66,000

On June 25, 2015, the Company received net proceeds of $105,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $115,500 (“Fourth Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $10,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	115,500	115,500

On June 24, 2015, the Company issued an 8% interest bearing; unsecured convertible promissory note with a face value of $119,052 (“First Collier Note”), which matures on June 23, 2017 in exchange for the cancellation of three outstanding JMJ Notes, consisting of an aggregate of $108,492 of principal and $10,560 of interest, that were acquired by Collier Investments, LLC. The principal and interest is convertible into shares of common stock at 70% of the lowest volume weighted average price (“VWAP”) over the 20 days prior to conversion. The note includes prepayment cash redemption penalties of 145% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. On August 4, 2015, the note holder elected to convert a total of $40,600 of principal in exchange for 20,000,000 shares. The Company must at all times reserve at least 100 million shares of common stock for potential conversions. Upon default, 145% of outstanding principal and interest shall be due immediately. On March 2, 2016, the Company repaid $30,000 of principal on the First Collier Note, and an additional $20,000 of principal was forgiven on the Second Vista Capital Note that are held by common ownership.	48,452	78,452

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 15, 2015, the Company received net proceeds of $15,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $16,500 (“Third Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $1,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	16,500	16,500

On May 15, 2015, the Company received net proceeds of $60,000 in exchange for an 8% interest bearing; unsecured convertible promissory note dated May 1, 2015 with a face value of $64,000 (“First Vis Vires Note”), which matured on February 5, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 61% of the average of the three (3) lowest closing bid prices over the 10 days prior to conversion. The note includes various prepayment penalties ranging from 112% through 130%, and default provisions of 150% of the then outstanding principal and interest, and an interest rate of 22% thereafter. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 59 million shares of common stock for potential conversions. The note is currently in default.	64,000	64,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 11, 2015, the Company received net proceeds of $70,000 in exchange for a 12% interest bearing; unsecured convertible promissory note dated March 2, 2015 with a face value of $75,000 (“First JSJ Note”), which matured on September 2, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of: (i) 58% of the average of the two (2) lowest closing prices over the 10 days prior to conversion; or (ii) 58% of the average of the two (2) lowest closing prices over the 10 days prior to the execution of the note (which was $0.008932). The note includes prepayment cash redemption penalties between 25% and 40% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 30 million shares of common stock for potential conversions. On January 4, 2016, the Company entered into a settlement agreement with JSJ Investments. Pursuant to the agreement, the Company is obligated to repay a total of $70,000 in six monthly installments of approximately $11,667 from January 21, 2016 through June 21, 2016 in satisfaction of a total of approximately $82,564, consisting of $75,000 of principal and $7,564 of interest on the First JSJ Note. Commensurate with the settlement, the outstanding debt and interest was reclassified to Settlements Payable and a gain on debt extinguishment of $12,564 was realized.	-	75,000

On February 5, 2015, the Company received net proceeds of $50,000 with a face value of $53,750 that carries an 8% interest rate (“Second Tangiers Note”), which matured on February 5, 2016. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid, whereby $75,250 was previously advanced with the initial execution of the note on October 13, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On January 21, 2016, the Company entered into a settlement agreement with Tangiers Investment Group. Pursuant to the agreement, the Company is obligated to repay a total of $80,000 in various monthly installments of between $6,000 and $20,000 from February 8, 2016 through June 26, 2016 in satisfaction of a total of approximately $85,820, consisting of $75,500 of principal and $10,320 of interest on the First and Second Tangiers Notes, resulting in a gain on debt extinguishment of $5,820.	-	53,750

On January 27, 2015, the Company received $35,000 in exchange for an unsecured convertible promissory note with a face value of $36,750 that carries a 12% interest rate (“Second Group 10 Note”), which matured on January 27, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of (a) fifty-eight percent (58%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of forty-two percent (42%)) or (b) five cents ($0.05). The conversion price is subject to the following adjustments:

i.	If the market capitalization of the Borrower is less than Three Hundred Thousand Dollars ($300,000) on the day immediately prior to the date of the Notice of Conversion, then the Conversion Price shall be twenty-five percent (25%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of seventy-five percent (75%)); and
ii.	If the closing price of the Borrower’s Common Stock on the day immediately prior to the date of the Notice of Conversion is less than .001 then the Conversion Price shall be twenty-five percent (25%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of seventy-five percent (75%)).

The note carries an eighteen percent (18%) interest rate in the event of default along with a $1,000 penalty per business day commencing the business day following the date of the event of default. The note also includes prepayment cash redemption penalties between up to 15% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carried a $1,750 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company had to reserve at least 20 million shares of common stock for potential conversions. On July 30, 2015, the note holder elected to convert a total of $10,000 of principal in exchange for 7,194,245 shares. On September 17, 2015, the remaining balance of the note was settled with the issuance of a new note (First TJC Note) in the amount of $29,404, representing $26,750 of outstanding principal and $2,654 of interest.	-	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On December 15, 2014, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note with a face value of $64,000 that carries an 8% interest rate (“Second KBM Note”), which matured on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 25 million shares of common stock for potential conversions. On June 25, 2015, the Company repaid the loan, consisting of $64,000 of principal and $22,400 of interest and prepayment penalties. The Note was subsequently cancelled as paid in full and the reserved shares have been released.	-	-

On November 5, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note with a face value of $104,000 that carries an 8% interest rate (“First KBM Note”), which matured on July 29, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that was amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between May 7, 2015 and June 9, 2015, the note holder elected to convert a total of $94,300 of principal in exchange for 24,955,749 shares. On June 25, 2015, the Company repaid $12,000, consisting of $9,700 of principal and $2,300 of interest. The Company reserved at least 43 million shares of common stock for potential conversions. The Note was subsequently cancelled as paid in full and the reserved shares have been released.	-	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 13, 2014, the Company received net proceeds of $70,000 in exchange for an unsecured convertible promissory note with a face value of $75,250 that carries an 8% interest rate (“First Tangiers Note”), which matured on October 13, 2015. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. On various dates between April 27, 2015 and September 24, 2015, the note holder elected to convert a total of $53,500 of principal in exchange for 19,091,038 shares. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. As disclosed above, on January 21, 2016, the Company entered into a settlement agreement with Tangiers Investment Group. Pursuant to the agreement, the Company is obligated to repay a total of $80,000 in various monthly installments of between $6,000 and $20,000 from February 8, 2016 through June 26, 2016 in satisfaction of a total of approximately $85,820, consisting of $75,500 of principal and $10,320 of interest on the First and Second Tangiers Notes, resulting in a gain on debt extinguishment of $5,820.	-	21,750

On September 22, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $38,500 (“Second Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $3,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note. As disclosed above, on March 2, 2016, the Company repaid $30,000 of principal on the First Collier Note, and an additional $20,000 of principal was forgiven on the Second Vista Capital Note that are held by common ownership.	18,500	38,500

On August 19, 2014, the Company received net proceeds of $40,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“Second WHC Note”), which matured on August 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty seven and a half percent (57.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 12 million shares of common stock for potential conversions. The Note is currently in default. On March 14, 2016, the Company issued 7,812,500 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized. The note is currently in default.	35,000	45,000

On July 15, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $37,500 (“Third LG Note”), which matured on March 15, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date if received after 4PM Eastern Standard Time. The note also carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $37,500, less $1,750 of debt issuance costs and $3,500 in due diligence fees, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 60% while that “Chill” is in effect. The Company paid total debt issuance cost of $2,500 that was amortized over the life of the loan on the straight line method, which approximated the effective interest method. The Company had to at all times reserve at least 9,513,000 shares of common stock for potential conversions. On March 12, 2015, the Company repaid $50,542, consisting of $37,500 of principal and $13,042 of interest and prepayment penalties. The convertible promissory note was subsequently cancelled as paid in full and the reserved shares have been released.	-	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 13, 2014, the Company received net proceeds of $75,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“First WHC Note”), which matured on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. In addition, the Company issued warrants to purchase 1.5 million shares of the Company’s common stock at a strike price of $0.05 per share exercisable over three years from the date of issuance. On various dates between December 26, 2014 and June 18, 2015, the note holder elected to convert a total of $95,000, consisting of $80,000 principal and $15,000 of interest and penalties, in exchange for 28,539,570 shares of common stock. The convertible promissory note was subsequently cancelled as paid in full and the reserved shares have been released.	-	-

On June 2, 2014, the Company received net proceeds of $50,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $55,000 (“First Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between December 10, 2014 and April 16, 2015, the note holder elected to convert a total of $43,402 of principal in exchange for 7,165,571 shares. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	11,598	11,598

On May 20, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note, bearing interest at 10% annually, with a face value of $113,000 (“First Typenex Note”), which matured on May 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the three (3) lowest (“Trading Prices”), whereby Trading Price is defined as the volume weighted average price (“VWAP”) of the Company’s common stock over the fifteen (15) trading days prior to the conversion request date. If the arithmetic average of the three (3) lowest Trading Prices is less than $0.01, then the Conversion Factor will be reduced to 60%. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 125% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $10,000 Original Issue Discount, and loan origination costs of $3,000, that are being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 24, 2014 and June 11, 2015, the note holder elected to convert a total of $122,121, consisting of $113,000 of principal and $9,121 of interest, in exchange for 17,864,267 shares of common stock. In addition, another 656,735 shares, valued at $10,508 were issued pursuant to a forbearance agreement as a penalty for delays in the issuance of one of the conversions. The Company reserved at least three times the number of shares equal to the outstanding balance divided by the conversion price, but in any event not less than 22 million shares of common stock for potential conversions. The Note was satisfied in full and the reserved shares have been released.	-	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 9, 2014, the Company received $50,000 in exchange for an unsecured convertible promissory note that carries a 12% interest rate (“First Group 10 Note”), which matured on May 8, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of (a) fifty eight percent (58%) of the average of the two lowest closing bid prices of the Company’s common stock for the seventeen (17) trading days prior to the conversion notice date, or (b) four and a half cents ($0.045) per share. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 10, 2014 and February 2, 2015, the note holder elected to convert a total of $53,536, consisting of $50,000 of principal and $3,536 of interest, in exchange for 5,346,392 shares of common stock in complete satisfaction of the debt. The convertible promissory note was subsequently cancelled as paid in full. The Company had to reserve at least 20 million shares of common stock for potential conversions. The Note was satisfied in full and the reserved shares have been released.	-	-

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matured on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	35,000	35,000

On April 17, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Fourth JMJ Note”), which matured on April 16, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 60 million shares of common stock for potential conversions. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	-	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 20, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Third JMJ Note”), which matured on February 19, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	-	-

On June 4, 2013, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matured on June 3, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company amortized the $2,500 original issuance discount over the life of the loan on the straight line method, which approximated the effective interest method. On May 12, 2014, the note holder elected to convert a total of $10,308, consisting of $7,008 of principal and $3,300 of accrued interest, in exchange for 805,058 shares of common stock. The Company reserved at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	$-	$-

Total convertible debentures	410,550	671,940
Less: unamortized debt discounts	(120,887)	(287,802)
Convertible debentures	$289,663	$384,138

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Each of the above outstanding notes are currently in default by the nature of not being current with the Company’s filing requirements with the SEC. These defaults will be cured with the submission of this filing.

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $-0- and $559,626 for the variable conversion features of the convertible debts incurred during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. The discounts, including Original Issue Discounts of $-0- and $23,500 during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $166,915 and $264,037 of interest expense pursuant to the amortization of the note discounts during the three months ended March 31, 2016 and 2015, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $9,832 and $27,336 for the three months ended March 31, 2016 and 2015, respectively related to convertible debts.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Short Term Debt

Short-term debt consists of the following at March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015
On March 8, 2016, the Company received proceeds of $45,000 in exchange for a non-interest bearing, unsecured promissory note (“First SCP Note”), which matures on June 8, 2016, and detachable warrants to acquire up to 9,000,000 shares of common stock, exercisable at $0.005 per share over a period from the origination date until four (4) months after the note is repaid. The fair value of the warrants is $7,400 and is being amortized over the life of the loan as a debt discount. The note carries a default rate of 18% and an additional 1,000,000 warrants issued each 30 day period the note remains unpaid.	$45,000	$-

Non-interest bearing, unsecured debenture, due on demand. Originated on December 9, 2015, included a $1,000 loan origination cost. On March 8, 2015, a partial payment of $2,500 was repaid.	2,500	5,000

10% unsecured debenture, due on demand. Originated on August 6, 2015. On March 31, 2016, the Company issued 2,500,000 shares of common stock in exchange for $3,500 of outstanding principal and $228 of interest. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant, resulting in a loss on debt extinguishment of $4,272.	-	3,500

4% unsecured debenture, due June 7, 2012. Currently in default. On June 2, 2014, the Company and the lender entered into a settlement agreement whereby the note was considered satisfactorily paid in full with the successful payment of four equal payments of $8,125 made in quarterly periods, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015, resulting in a gain on debt extinguishment of $6,482. Pursuant to the terms of the settlement agreement, the note was subsequently cancelled as paid in full, and 4,349,339 shares of series B preferred stock held by the lender were exchanged for 4,349,339 shares of common stock.	-	-

Total short term debt	47,500	8,500
Less: unamortized debt discounts	(6,605)	-
Short term debt	$40,895	$8,500

The Company recorded interest expense pursuant to the stated interest rate on the above promissory notes in the amount of $87 and $-0- at March 31, 2016 and 2015, respectively.

The following presents components of interest expense by instrument type at March 31, 2016 and 2015, respectively:

	March 31, 2016	March 31,2015
Interest on convertible debentures	$9,832	$27,336
Amortization of debt discounts	167,710	264,037
Interest on short term debt	87	-
Accounts payable related finance charges	1,295	218
	$178,924	$291,591

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Derivative Liabilities

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $989,536 and $1,038,504 at March 31, 2016 and December 31, 2015, respectively. The change in fair value of the derivative liabilities resulted in a gain (loss) of $(263,381) and $152,261 for the three months ended March 31, 2016 and 2015, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $263,381 for the three months ended March 31, 2016 consisted of a loss of $1,475 attributable to the fair value of warrants and a net loss in market value of $261,906 on the convertible notes. The gain of $152,261 for the three months ended March 31, 2015 consisted of a loss of $86,971 due to the value in excess of the face value of the convertible notes, a gain of $2,793 attributable to the fair value of preferred stock, a gain of $70,467 attributable to the fair value of warrants and a net gain in market value of $165,972 on the convertible notes.

The following presents the derivative liability value by instrument type at March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015
Convertible debentures	$980,382	$1,038,225
Common stock warrants	9,154	279
	$1,237,442	$1,038,504

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively:

Derivative
Liability
Total
Balance, December 31, 2014	$1,417,187
Increase in derivative value due to issuances of convertible promissory notes	524,626
Change in fair market value of derivative liabilities due to the mark to market adjustment	13,091
Debt conversions	(916,400)
Balance, December 31, 2015	$1,038,504
Increase in derivative value attributable to issuance of warrants	7,400
Change in fair market value of derivative liabilities due to the mark to market adjustment	263,381
Debt conversions	(319,749)
Balance, March 31, 2016	$989,536

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended March 31, 2016 and the year ended December 31, 2015:

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Convertible Preferred Stock

The Board, from the authorized capital of 50,000,000 preferred shares, as amended on July 22, 2015, has authorized and designated 2,000,000 shares of series A preferred stock (“Series A”) and 12,000,0000 shares of series C preferred stock (“Series C”), of which 2,000,000 shares and 12,000,000 shares are issued and outstanding, respectively. A total of 36,000,000 shares remained undesignated as of March 31, 2016.

The Series A shares carry 25:1 preferential voting rights, and are convertible into shares of common stock on a 1:1 basis.

The Series C shares carry 50:1 preferential voting rights, and are convertible into shares of common stock on a 1:1 basis.

Series C Preferred Stock Issuances

On March 2, 2016, we issued a total of 6,250,000 shares of the Company’s series C preferred stock to Mark Bradley, the Company’s Chief Executive Officer, in lieu of $18,750 of unpaid compensation pursuant to the terms of the new employment agreement. The total fair value of the Series C shares was $192,000 based on an independent valuation on the date of grant, resulting in additional compensation expense of $173,250.

Common Stock Authorized

The Company has authorized 1,200,000,000 shares of common stock, as amended on July 22, 2015, of which 393,917,678 shares were issued and outstanding and 730,125,835 shares were reserved as of the date of this filing.

Common Stock Sales

On March 2, 2016, the Company sold 14,000,000 shares of its common stock to an accredited investor in exchange for proceeds of $61,600.

On February 1, 2016, the Company sold 15,000,000 shares of its common stock to an accredited investor in exchange for proceeds of $63,000.

Common Stock Issuances for Debt Conversions

On March 31, 2016, the Company issued 2,500,000 shares of common stock in exchange for $3,500 of outstanding principal and $228 of interest. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant, resulting in a loss on debt extinguishment of $4,272.

On March 14, 2016, the Company issued 7,812,500 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Options and Warrants

Options Granted

No options were granted during the three months ended March 31, 2016.

Warrants Granted

On March 8, 2016, the Company granted detachable warrants pursuant to a $45,000 promissory note to acquire up to 9,000,000 shares of common stock, exercisable at $0.005 per share over a period from the origination date until four (4) months after the note is repaid. The fair value of the warrants is $7,400 and is being amortized over the life of the loan as a debt discount. The note carries a default rate of 18% and an additional 1,000,000 warrants issued each 30 day period the note remains unpaid.

Options Expired

On April 11, 2016, a total of 500,000 options amongst two option holders with a strike price of $0.05 per share expired.

Warrants Expired

On April 8, 2016, a total of 200,000 warrants with a strike price of $0.06 per share expired.

Options and Warrants Exercised

No options or warrants were exercised during the three months ended March 31, 2016.

Note 15 – Gain on Debt Extinguishment, Net

The Company recognized a net gain on debt extinguishment in the total amount of $35,231 and $6,482 during the three months ended March 31, 2016 and 2015, respectively, as presented in other income within the Statements of Operations.

On March 31, 2016, the Company issued 2,500,000 shares of common stock in exchange for $3,500 of outstanding principal and $228 of interest. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant, resulting in a loss on debt extinguishment of $4,272.

On March 2, 2016, the Company repaid $30,000 of principal on the First Collier Note, and an additional $20,000 of principal was forgiven on the Second Vista Capital Note that are held by common ownership.

On January 21, 2016, the Company entered into a settlement agreement with Tangiers Investment Group. Pursuant to the agreement, the Company is obligated to repay a total of $80,000 in various monthly installments of between $6,000 and $20,000 from February 8, 2016 through June 26, 2016 in satisfaction of a total of approximately $85,820, consisting of $75,500 of principal and $10,320 of interest on the First and Second Tangiers Notes, resulting in a gain of $5,820 on debt extinguishment. The convertible promissory notes will be subsequently cancelled as paid in full.

On January 6, 2016, the Company repaid the first and second TJC convertible notes with an aggregate payment of $51,000 in satisfaction of a total of approximately $50,890 of principal and $1,229 of interest, resulting in a gain of $1,119 on the debt extinguishment. The convertible promissory notes were subsequently cancelled as paid in full.

On January 4, 2016, the Company entered into a settlement agreement with JSJ Investments. Pursuant to the agreement, the Company is obligated to repay a total of $70,000 in six monthly installments of approximately $11,667 from January 21, 2016 through June 21, 2016 in satisfaction of a total of approximately $82,564, consisting of $75,000 of principal and $7,564 of interest on the First JSJ Note, resulting in a gain of $12,564 on debt extinguishment. The convertible promissory note will be subsequently cancelled as paid in full.

The Company and one of our lenders entered into a settlement agreement whereby an outstanding $35,000 promissory note was satisfied with the successful payment of $32,500, consisting of four equal payments of $8,125, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015, resulting in a $6,482 gain on settlement, consisting of $2,500 of principal and $3,982 of accrued interest, as presented in other income at March 31, 2016.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2016 and the year ended December 31, 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2016, the Company had approximately $21,382,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	March 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carry forwards	$7,483,700	$7,203,700

Net deferred tax assets before valuation allowance	7,483,700	7,203,700
Less: Valuation allowance	(7,483,700)	(7,203,700)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2016 and December 31, 2015, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31, 2016	December 31, 2015

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 17 – Non-Controlling Interest

Non-controlling interest originally represented 17% interest in the subsidiary held amongst eleven individuals, of whom the Company’s CEO, Mark Bradley and the Company’s President of Programming, Michael Berk own 3% and 1%, respectively, through December 8, 2014. On December 9, 2014, one of the non-officer, minority investors exercised an option to purchase an additional 1.6% interest in the Company’s subsidiary from the parent in exchange for proceeds of $160,000 and 3% was transferred back to Players Network from a founding member on December 2, 2015, thereby resulting in a minority interest in the subsidiary of 15.6% amongst ten individuals. The net loss attributable to the non-controlling interest totaled $3,696 and $998 during the three months ended March 31, 2016 and 2015, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effects of changes in Players Network’s ownership interest in its subsidiary during the three months ended March 31, 2016 and the year ended December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015

Net loss attributable to parent	$(19,999)	$(129,313)
Transfers to (from) the non-controlling interest:
Decrease in parent’s paid-in capital for return of 3% interest in subsidiary	-	(180,000)
Net transfers to the non-controlling interest	-	(180,000)
Change from net loss attributable to the parent and transfers to the non-controlling interest	$(19,999)	$(309,313)

Note 18 – Legal Proceedings

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

Note 19 – Subsequent Events

Advances Received

On various dates between April 20, 2016 and May 16, 2016, the Company received total proceeds of $83,000 in anticipation of a partnership with two investment groups that intend to partner with Green Leaf Farms Holdings to develop its MME businesses. The terms of the partnership agreements have not yet been finalized.

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

Our next-generation media network operates across all distribution platforms from TV screens to mobile devices, gaming consoles, computers and tablets. We have positioned ourselves to provide companies an affordable, turnkey, integrated solution. We have not yet generated revenues from our Platform, but plan to market our services to companies in 2016.

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015:

	For the Three
	Months Ended
	March 31,		Increase /
	2016	2015	(Decrease)

Revenues	$101	$307	$(206)

Direct operating costs	8,810	24,603	(15,793)
General and administrative	275,238	241,297	33,941
Officer salaries	43,750	94,345	(50,595)
Depreciation and amortization	7,536	7,536	-

Total Operating Expenses	335,334	367,781	(32,447)

Operating Loss	(335,233)	(367,474)	(32,241)

Total other income (expense)	(407,074)	(132,848)	274,226

Net Loss	$(742,307)	$(500,322)	$241,985

Revenues:

During the three months ended March 31, 2016 and 2015, we received revenues primarily from the sale of in-home media and advertising fees on content development. Aggregate revenues for the three months ended March 31, 2016 were $101, compared to revenues of $307 during the three months ended March 31, 2015, a decrease in revenues of $206, or 67%.

Direct Operating Costs:

Direct operating costs were $8,810 for the three months ended March 31, 2016 compared to $24,603 for the three months ended March 31, 2015, a decrease of $15,793, or 67%. Our direct operating costs decreased primarily due to diminished content production for our new media platform, other than our Weed.tv channel, as we focused more on the development of our medical marijuana ventures during the three months ended March 31, 2016.

General and Administrative:

General and administrative expenses were $275,238 for the three months ended March 31, 2016, compared to $241,297 for the three months ended March 31, 2015, an increase of $33,941, or 14%. General and administrative expense increased primarily due to increased stock-based compensation paid to employees and consultants during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Officer salaries:

Officer salaries expense totaled $43,750 for the three months ended March 31, 2016, compared to $94,345 for the three months ended March 31, 2015, a decrease of $50,595, or 54%. The decrease is due primarily to $49,200 of stock bonuses issued to our officers during the three months ended March 31, 2015 that were not issued during the three months ended March 31, 2016.

Depreciation and Amortization:

Depreciation and amortization expense was $7,536 for the three months ended March 31, 2016, compared to $7,536 for the three months ended March 31, 2015.

Operating Loss:

Operating loss for the three months ended March 31, 2016 was $335,233, or ($0.00) per share, compared to an operating loss of $367,474 for the three months ended March 31, 2015, or ($0.00) per share, a decrease of $32,241, or 9%. Operating loss decreased primarily due to reduced spending on content production for our new media platform and reductions in stock-based compensation paid to our officers during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Other Income (Expense):

Other expense, on a net basis, was $407,074 for the three months ended March 31, 2016, compared to other expense of $132,848 for the three months ended March 31, 2015, an increase of $274,226, or 206%. Other expense increased primarily due to the change in derivative liability of $263,381 during the three months ended March 31, 2016, compared to the $(152,261) change in derivative liability for the three months ended March 31, 2015, an increase of approximately $415,642, as diminished by the decreased interest expense of $112,667 with interest expense of $178,924 during the three months ended March 31, 2016, compared to interest expense of $291,591 for the three months ended March 31, 2015, a decrease of $112,667, or 39%, and an increase in the net gain on debt extinguishment of $28,749, consisting of a net gain of $35,231 for the three months ended March 31, 2016, compared to a net gain of $6,482 for the three months ended March 31, 2015.

Net Loss:

The net loss for the three months ended March 31, 2016 was $742,307, or ($0.00) per share, compared to a net loss of $500,322, or ($0.00) per share, for the three months ended March 31, 2015, an increased net loss of $241,985, or 48%. Net loss increased primarily due to the change in derivative liability of $263,381 during the three months ended March 31, 2016, compared to the $(152,261) change in derivative liability for the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2016 compared to December 31, 2015.

			Increase /
	March 31, 2016	December 31, 2016	(Decrease)

Total Assets	$162,237	$158,708	$4,030

Total Liabilities	$2,339,074	$2,247,086	$91,988

Accumulated (Deficit)	$(29,676,218)	$(28,937,607)	$738,611

Stockholders’ Equity (Deficit)	$(2,176,837)	$(2,088,879)	$87,958

Working Capital (Deficit)	$(2,220,929)	$(2,130,007)	$90,922

Our principal source of operating capital has been provided from convertible debt financings and investments in our recently established subsidiaries. At March 31, 2016, we had a negative working capital position of $2,220,929.

Advances Received

On various dates between January 11, 2016 and May 16, 2016, the Company received proceeds of $213,000 in anticipation of a partnership with two investment groups that intend to partner with Green Leaf Farms Holdings to develop its MME businesses. The terms of the partnership agreements have not yet been finalized.

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

We have utilized these funds to repay approximately $81,000 of previously issued convertible debentures, comply with our regulatory reporting requirements, and to fund our subsidiary’s medical marijuana business. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in our industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

To conserve on the Company’s capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the three months ended March 31, 2016, the Company granted a total of 6,250,000 shares of preferred stock valued at $192,000 in lieu of cash payments to our CEO, compared to the issuance of 13,949,339 shares of common stock valued at an aggregate of $205,283 in lieu of cash payments to employees and outside consultants during the three months ended March 31, 2015. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2016.

During the three months ended March 31, 2016, we issued a total of 16,925,524 shares of common stock pursuant to the conversion of $126,221 of indebtedness on convertible debentures. As of May 20, 2016, we had nine convertible notes outstanding with a cumulative outstanding principal balance of $410,550. Repayment of the notes must be done at a premium to the then-outstanding balance, resulting in the need for approximately $525,000 in liquid capital. If, rather than repay these notes, we allow them to convert into our common stock, which conversions would be done at a discount to the market price of our common stock, all of which could be sold into the open market at the time of conversion. The potential dilutive effects of these conversions at various conversion prices below our most recent market price of $0.0027 per share is as follows:

	100%	75%	50%	25%
	$0.0027	$0.0020	$0.0014	$0.0007

Potential dilutive shares	152,055,556	202,740,741	304,111,111	608,222,222

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

(2)Majority-owned subsidiary formed on July 8, 2014, in which PNTV holds 84.4% ownership, with the remaining 15.6% held by key experts and advisors as of March 31, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2016, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sales of equity securities by the Company occurred during the three month period ended March 31, 2016:

Common Stock Sales

On March 2, 2016, the Company sold 14,000,000 shares of its common stock to an accredited investor in exchange for proceeds of $61,600.

On February 1, 2016, the Company sold 15,000,000 shares of its common stock to an accredited investor in exchange for proceeds of $63,000.

Common Stock Issuances for Debt Conversions

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

Item 3. Defaults Upon Senior Securities

On October 24, 2014, a note holder submitted a conversion request to convert $10,000 of principal on the Second LG Note, which was inconsistent with the conversion terms as stated in the convertible promissory note. The Company requested that the conversion notice be corrected and resubmitted, at which time the note holder contended the conversion terms were intended to be based on 55% of the lowest closing bid price over the preceding twelve trading days, as opposed to the stated 55% of the average of the lowest closing bid price of the Common Stock over the preceding twelve trading days. On October 31, 2014, the note holder sent demand for repayment on the Second LG Note, consisting of $35,000 of principal and $5,414 of accrued interest outstanding as of March 31, 2016. As a result, we are in default on this convertible promissory note. The note carries an 18% default interest rate and a penalty of $250 per day that the shares are not issued, beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increased to $500 per day beginning on the 10th day after the conversion notice was delivered to the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Preferred Stock Issuance for Services

On March 2, 2016, we issued 6,250,000 shares of series C preferred stock to Mark Bradley, the Company’s Chief Executive Officer, in lieu of $18,750 of unpaid compensation. The fair value of the preferred stock was $192,000, and the excess value of $173,250 was recognized as stock based compensation during the three months ended March 31, 2016.

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

Item 6. Exhibits

3.1	March 26, 1998 – Articles of Incorporation (incorporated by reference to Exhibit 2.(A)(1) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.2	March 26, 1998 – Bylaws of the Company (incorporated by reference to Exhibit 2.(A)(2) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.3	June 9, 1994 – Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State (incorporated by reference to Exhibit 5.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

3.4	June 4, 2007 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 8, 2007)

3.5	May 6, 2013 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

3.6	July 8, 2014 - Articles of Incorporation for Green Leaf Farms Holdings, Inc. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

3.7	July 18, 2014 - Articles of Organization for Green Leaf Medical, LLC. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

4.1	August 31, 2004 – 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

4.2	November 29, 2006 – 2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on January 18, 2007)

4.3	July 24, 2007 – Certificate of Designation for Series A Preferred Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on July 26, 2007)

4.4	July 22, 2009 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

4.5	December 17, 2010 – Certificate of Designation for Series B Preferred Stock filed with the Nevada Secretary of State on (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.6	December 17, 2010 – Form of Series B Stock Warrant (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.7	December 16, 2013 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on December 17, 2013)

10.1*	January 29, 2016 –Joint Construction & Development Agreement by and between mCig, Inc. and Green Leaf Farms Holdings, Inc.

10.2*	March 4, 2016 – Lease Agreement by and between Belmont NLV, LLC and Green Leaf Farms Holdings, Inc.

10.3*	January 6, 2016 – Stock Subscription Agreement by and between NF Associates, LLC and Players Network

10.4*	March 2, 2016 – Stock Subscription Agreement by and between SCP Investors, LLC and Players Network

10.5*	March 8, 2016 – Promissory Note (SCP Investors, LLC)

10.6*	January 4, 2016 – Settlement Agreement and Release by and between JSJ Investments, Inc. and Players Network (JSJ Settlement)

10.7*	December 28, 2015 – Debt Settlement Agreement by and between TJC Trading, LLC and Players Network (TJC Settlement)

10.8*	January 21, 2016 – Payoff Agreement by and between Tangiers Investment Group, LLC and Players Network (TIG Settlement)

21.1	Subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 14, 2015)

31.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 27, 2016

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

