Form 10-Q
period 2016-06-30
PLAYERS NETWORK
filed 2016-08-23
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2016.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ____________ to ____________.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock on August 22, 2016 was 404,882,472.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended June 30, 2016

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)

Assets
Current assets:
Cash	$34,720	$-
Deferred television costs	116,454	116,454
Other current assets	20,194	625
Total current assets	171,368	117,079

Fixed assets, net	37,014	41,128

Total Assets	$208,382	$158,207

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Checks drawn in excess of available funds	$-	$2,154
Accounts payable	376,381	344,407
Accrued expenses	550,552	332,235
Deferred revenues	135,000	135,000
Deferred rent obligations	6,427	2,148
Settlements payable	34,000	-
Convertible debentures, net of discounts of $65,900 and $287,802 at June 30, 2016 and December 31, 2015, respectively	365,550	384,138
Short term debt, net of discounts of $9,110 and $-0- at June 30, 2016 and December 31, 2015, respectively	181,390	8,500
Derivative liabilities	697,711	1,038,504
Total current liabilities	2,347,011	2,247,086

Total Liabilities	2,347,011	2,247,086

Stockholders’ (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series C convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 12,000,000 and 5,750,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	12,000	5,750
Common stock, $0.001 par value, 600,000,000 shares authorized; 398,917,678 and 351,827,400 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	398,918	351,827
Additional paid-in capital	27,439,018	26,703,900
Accumulated (deficit)	(29,760,463)	(28,937,607)
	(1,908,527)	(1,874,130)
Noncontrolling Interest	(230,102)	(214,749)
Total Stockholders’ (Deficit)	(2,138,629)	(2,088,879)

Total Liabilities and Stockholders’ (Deficit)	$208,382	$158,207

See accompanying notes to financial statements.

PLAYERS NETWORK

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue:	$39	$213	$140	$520

Expenses:
Direct operating costs	8,190	17,445	17,000	42,048
General and administrative	160,352	153,465	435,590	394,762
Officer salaries	43,750	45,850	87,500	140,195
Depreciation and amortization	7,078	7,535	14,614	15,071
Total operating expenses	219,370	224,295	554,704	592,076

Operating loss	(219,331)	(224,082)	(554,564)	(591,556)

Other income (expense):
Gain on debt extinguishment, net	-	-	35,231	6,482
Interest expense	(97,359)	(335,642)	(276,283)	(627,233)
Change in derivative liabilities	220,788	(115,105)	(42,593)	37,156
Total other income (expense)	123,429	(450,747)	(283,645)	(583,595)

Net loss	$(95,902)	$(674,829)	$(838,209)	$(1,175,151)
Less: Net loss attributable to the noncontrolling interest	11,657	9,223	15,353	10,221
Net loss attributable to Players Network	$(84,245)	$(665,606)	$(822,856)	$(1,164,930)

Weighted average number of common shares outstanding - basic and fully diluted	394,497,654	237,907,752	381,081,826	216,401,748

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six
	Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(822,856)	$(1,164,930)
Minority interest in net loss	(15,353)	(10,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,614	15,071
Gain on debt extinguishment, net	(35,231)	(6,482)
Change in fair market value of derivative liabilities	42,593	(37,156)
Amortization of debt discounts	255,165	527,705
Stock issued for services	-	191,191
Stock issued for compensation, related party	192,000	73,800
Decrease (increase) in assets:
Prepaid expenses	(19,569)	(72,378)
Increase (decrease) in liabilities:
Checks drawn in excess of available funds	(2,154)	-
Accounts payable	31,974	20,347
Accrued expenses	237,548	68,852
Deferred rent obligations	4,279	(368)
Settlements payable	(97,000)	-
Net cash used in operating activities	(213,990)	(394,569)

Cash flows from investing activities
Purchase of fixed assets	(10,500)	(17,254)
Net cash used in investing activities	(10,500)	(17,254)

Cash flows from financing activities
Proceeds from convertible debentures	30,000	344,000
Repayment of convertible debentures	(80,890)	(111,200)
Proceeds from short term debt	188,000	-
Repayment of short term debt	(2,500)	(8,125)
Payments on debt issuance costs	-	(9,000)
Proceeds from sale of common stock	124,600	-
Net cash provided by financing activities	259,210	215,675

Net increase (decrease) in cash	34,720	(196,148)
Cash - beginning	-	207,167
Cash - ending	$34,720	$11,019

Supplemental disclosures:
Interest paid	$230	$37,742
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Contributed capital, debt settlement payment	$14,000	$-
Convertible debts settled with cash repayment agreements	$150,000	$-
Value of debt discounts	$27,977	$417,722
Value of shares issued for conversion of debt	$32,100	$350,620
Value of warrants issued with short term debt	$14,396	$-
Value of derivative adjustment due to debt conversions	$418,763	$822,712

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

(1) Players Network entity is in the form of a Corporation.

(2) Majority-owned subsidiary formed on July 8, 2014, in which PNTV holds 84.4% ownership, with the remaining 15.6% held by key experts and advisors as of June 30, 2016.

(3) Wholly-Owned subsidiary of GLFH formed for prospective purposes, but has not incurred any income or expenses to date.

(4) Entity formed for prospective purposes, but has not incurred any income or expenses to date.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred television costs consist of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Development and pre-production costs	$-	$-
In-production	68,264	68,264
Post production	48,190	48,190
Total deferred television costs	$116,454	$116,454

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

Deferred revenues consist of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Deferred revenues on television pilot episodes	$135,000	$135,000

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”). The provisions of the update amend ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including accounting for the income tax consequences, estimates of forfeitures and classification of excess tax benefits on the statement of cash flows. For public business entities, this update is effective for fiscal years beginning after December 15, 2016, including interim periods. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Balance Sheet Classification of Deferred Taxes (“ASU 2016-02”). ASU 2016-02 amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. This ASU must be adopted using a modified retrospective approach. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-16 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2017, including interim periods. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

No other new accounting pronouncements, issued or effective during the three months ended June 30, 2016, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($29,760,463), and as of June 30, 2016, the Company’s current liabilities exceeded its current assets by $2,175,643. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Officer compensation expense was $87,500 and $140,195, including $-0- and $49,200 of stock based bonuses, at June 30, 2016 and 2015, respectively. The balance owed was $87,678 at June 30, 2016.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of June 30, 2016 and December 31, 2015, respectively:

	Fair Value Measurements at June 30, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$34,720	$-	$-
Total assets	34,720	-	-
Liabilities
Convertible debentures, net of discounts of $65,900	-	-	365,550
Short term debt, net of discounts of $9,110	-	181,390	-
Derivative liability	-	-	697,711
Total liabilities	-	-	1,063,261
	$34,720	$(181,390)	$(1,063,261)

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$-	$-	$-
Total assets	-	-	-
Liabilities
Convertible debentures, net of discounts of $287,802	-	-	384,138
Short term debt	-	8,500	-
Derivative liability	-	-	1,038,504
Total liabilities	-	8,500	1,422,642
	$-	$(8,500)	$(1,422,642)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended June 30, 2016 and the year ended December 31, 2015.

Level 2 liabilities consisted of a total of $190,500 and $8,500 of short term, unsecured, promissory notes, net of discounts of $9,110 and $-0- as of June 30, 2016 and December 31, 2015, respectively. No fair value adjustment was necessary during the three months ended June 30, 2016 and the year ended December 31, 2015.

Level 3 liabilities consist of a total of $431,450 and $671,940 of convertible debentures, net of discounts of $65,900 and $287,802 as of June 30, 2016 and December 31, 2015, respectively, in addition to the related derivative liabilities of $697,711 and $1,038,504 at June 30, 2016 and December 31, 2015, respectively.

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

Note 6 – Fixed Assets

Fixed assets consist of the following at June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015
Office equipment	$48,884	$48,884
Website development costs	99,880	99,880
Furniture and fixtures	2,730	2,730
Leasehold improvements	10,500	-
	161,994	151,494
Less accumulated depreciation	(124,980)	(110,366)
	$37,014	$41,128

Depreciation and amortization expense totaled $14,614 and $15,071 for the six months ended June 30, 2016 and 2015, respectively.

Note 7 – Accrued Expenses

As of June 30, 2016 and December 31, 2015 accrued expenses included the following:

	June 30, 2016	December 31, 2015
Accrued Payroll, Officers	$87,678	$64,624
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	89,640	89,377
Refundable Advances	238,000	43,000
	$550,552	$332,235

Note 8 – Settlements Payable

Settlements payable consisted of the following as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015
Tangiers Investment Group, LLC	$34,000	$-
JSJ Investments, Inc.	-	-
	$34,000	$-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 21, 2016, the Company entered into a settlement agreement with Tangiers Investment Group. Pursuant to the agreement, the Company is obligated to repay a total of $80,000 in various monthly installments of between $6,000 and $20,000 from February 8, 2016 through June 26, 2016 in satisfaction of a total of approximately $85,820, consisting of $75,500 of principal and $10,320 of interest on the First and Second Tangiers Notes. The Company is behind on payments, but both parties are continuing to work towards settlement within the terms of the agreement.

On January 4, 2016, the Company entered into a settlement agreement with JSJ Investments. Pursuant to the agreement, the Company was obligated to repay a total of $70,000 in six monthly installments of approximately $11,667 from January 21, 2016 through June 21, 2016 in satisfaction of a total of approximately $82,564, consisting of $75,000 of principal and $7,564 of interest on the First JSJ Note. The note was settled in full on June 21, 2016.

Note 9 – Convertible Debentures

Convertible debentures consist of the following at June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015
On June 24, 2016, the Company received proceeds of $30,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) (“First SH Note”), which matures on June 24, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date (the “Variable Conversion Price”). In the event of default, the outstanding principal, unpaid interest and liquidated damages and fees immediately prior to the occurrence of the event of default shall become immediately due and payable in cash, at the Lender’s election, at a premium default rate determined by dividing the outstanding amount by the Variable Conversion Price on the date of default. The Company is required at all times to have authorized and reserved the number of shares that is actually issuable upon full conversion of the note.	$30,000	$-

On September 17, 2015, the Company received proceeds of $22,500 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) with a face value of $25,000 (“Second TJC Note”), which matures on September 16, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $105,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date (the “Variable Conversion Price”). If at any time while this note is outstanding, the lowest closing traded price is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) Variable Conversion Price or (2) $0.00001 until the note is no longer outstanding. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that was expensed as interest. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default. The Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. On January 6, 2016, the Company repaid the first and second TJC convertible notes with an aggregate payment of $51,000 in satisfaction of a total of approximately $50,890 of principal and $1,229 of interest, resulting in a gain of $1,119 on the debt extinguishment. The convertible promissory notes were subsequently cancelled as paid in full.	-	25,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On September 17, 2015, the Company issued an unsecured replacement convertible promissory note in exchange for Second Group 10 Note, bearing interest at eight percent (8%) with a face value of $29,404 (“First TJC Note”), which matured on September 17, 2015. TJC Trading, LLC had acquired the promissory note from Group 10 Holdings, LLC, consisting of $26,750 of outstanding principal and $2,654 of interest. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date (the “Variable Conversion Price”). If at any time while this note is outstanding, the lowest closing traded price is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) Variable Conversion Price or (2) $0.00001 until the note is no longer outstanding. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default. The Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. On December 24, 2015, the note holder elected to convert a total of $3,513 of principal in exchange for 3,660,000 shares. As disclosed above, on January 6, 2016, the Company repaid the first and second TJC convertible notes with an aggregate payment of $51,000 in satisfaction of a total of approximately $50,890 of principal and $1,229 of interest, resulting in a gain of $1,119 on the debt extinguishment. The convertible promissory notes were subsequently cancelled as paid in full.	-	25,890

On August 24, 2015, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (10%) with a face value of $66,000 (“Third WHC Note”), which matures on August 24, 2016. The financing carries a total face value of $66,000 and a $6,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $6,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 50 million shares of common stock for potential conversions.	66,000	66,000

On June 25, 2015, the Company received net proceeds of $105,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $115,500 (“Fourth Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $10,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	115,500	115,500

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 24, 2015, the Company issued an 8% interest bearing; unsecured convertible promissory note with a face value of $119,052 (“First Collier Note”), which matures on June 23, 2017 in exchange for the cancellation of three outstanding JMJ Notes, consisting of an aggregate of $108,492 of principal and $10,560 of interest, that were acquired by Collier Investments, LLC. The principal and interest is convertible into shares of common stock at 70% of the lowest volume weighted average price (“VWAP”) over the 20 days prior to conversion. The note includes prepayment cash redemption penalties of 145% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. On August 4, 2015, the note holder elected to convert a total of $40,600 of principal in exchange for 20,000,000 shares. The Company must at all times reserve at least 100 million shares of common stock for potential conversions. Upon default, 145% of outstanding principal and interest shall be due immediately. On March 2, 2016, the Company repaid $30,000 of principal on the First Collier Note, and an additional $20,000 of principal was forgiven on the Second Vista Capital Note that are held by common ownership. On June 15, 2016, the note holder elected to convert a total of $9,100 of principal in exchange for 5,000,000 shares.	39,352	78,452

On June 15, 2015, the Company received net proceeds of $15,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $16,500 (“Third Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $1,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	16,500	16,500

On May 15, 2015, the Company received net proceeds of $60,000 in exchange for an 8% interest bearing; unsecured convertible promissory note dated May 1, 2015 with a face value of $64,000 (“First Vis Vires Note”), which matured on February 5, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 61% of the average of the three (3) lowest closing bid prices over the 10 days prior to conversion. The note includes various prepayment penalties ranging from 112% through 130%, and default provisions of 150% of the then outstanding principal and interest, and an interest rate of 22% thereafter. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 59 million shares of common stock for potential conversions. The note is currently in default.	64,000	64,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 11, 2015, the Company received net proceeds of $70,000 in exchange for a 12% interest bearing; unsecured convertible promissory note dated March 2, 2015 with a face value of $75,000 (“First JSJ Note”), which matured on September 2, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of: (i) 58% of the average of the two (2) lowest closing prices over the 10 days prior to conversion; or (ii) 58% of the average of the two (2) lowest closing prices over the 10 days prior to the execution of the note (which was $0.008932). The note includes prepayment cash redemption penalties between 25% and 40% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 30 million shares of common stock for potential conversions. On January 4, 2016, the Company entered into a settlement agreement with JSJ Investments. Pursuant to the agreement, the Company is obligated to repay a total of $70,000 in six monthly installments of approximately $11,667 from January 21, 2016 through June 21, 2016 in satisfaction of a total of approximately $82,564, consisting of $75,000 of principal and $7,564 of interest on the First JSJ Note. Commensurate with the settlement, the outstanding debt and interest was reclassified to Settlements Payable and a gain on debt extinguishment of $12,564 was realized.	-	75,000

On February 5, 2015, the Company received net proceeds of $50,000 with a face value of $53,750 that carries an 8% interest rate (“Second Tangiers Note”), which matured on February 5, 2016. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid, whereby $75,250 was previously advanced with the initial execution of the note on October 13, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On January 21, 2016, the Company entered into a settlement agreement with Tangiers Investment Group. Pursuant to the agreement, the Company is obligated to repay a total of $80,000 in various monthly installments of between $6,000 and $20,000 from February 8, 2016 through June 26, 2016 in satisfaction of a total of approximately $85,820, consisting of $75,500 of principal and $10,320 of interest on the First and Second Tangiers Notes, resulting in a gain on debt extinguishment of $5,820.	-	53,750

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
ii.	If the closing price of the Borrower’s Common Stock on the day immediately prior to the date of the Notice of Conversion is less than .001 then the Conversion Price shall be twenty-five percent (25%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of seventy-five percent (75%)).

The note carries an eighteen percent (18%) interest rate in the event of default along with a $1,000 penalty per business day commencing the business day following the date of the event of default. The note also includes prepayment cash redemption penalties between up to 15% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carried a $1,750 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company had to reserve at least 20 million shares of common stock for potential conversions. On July 30, 2015, the note holder elected to convert a total of $10,000 of principal in exchange for 7,194,245 shares. On September 17, 2015, the remaining balance of the note was settled with the issuance of a new note (First TJC Note) in the amount of $29,404, representing $26,750 of outstanding principal and $2,654 of interest.	-	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On December 15, 2014, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note with a face value of $64,000 that carries an 8% interest rate (“Second KBM Note”), which matured on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 25 million shares of common stock for potential conversions. On June 25, 2015, the Company repaid the loan, consisting of $64,000 of principal and $22,400 of interest and prepayment penalties. The Note was subsequently cancelled as paid in full and the reserved shares have been released.	-	-

On November 5, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note with a face value of $104,000 that carries an 8% interest rate (“First KBM Note”), which matured on July 29, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that was amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between May 7, 2015 and June 9, 2015, the note holder elected to convert a total of $94,300 of principal in exchange for 24,955,749 shares. On June 25, 2015, the Company repaid $12,000, consisting of $9,700 of principal and $2,300 of interest. The Company reserved at least 43 million shares of common stock for potential conversions. The Note was subsequently cancelled as paid in full and the reserved shares have been released.	-	-

On October 13, 2014, the Company received net proceeds of $70,000 in exchange for an unsecured convertible promissory note with a face value of $75,250 that carries an 8% interest rate (“First Tangiers Note”), which matured on October 13, 2015. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. On various dates between April 27, 2015 and September 24, 2015, the note holder elected to convert a total of $53,500 of principal in exchange for 19,091,038 shares. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. As disclosed above, on January 21, 2016, the Company entered into a settlement agreement with Tangiers Investment Group. Pursuant to the agreement, the Company is obligated to repay a total of $80,000 in various monthly installments of between $6,000 and $20,000 from February 8, 2016 through June 26, 2016 in satisfaction of a total of approximately $85,820, consisting of $75,500 of principal and $10,320 of interest on the First and Second Tangiers Notes, resulting in a gain on debt extinguishment of $5,820.	-	21,750

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On September 22, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $38,500 (“Second Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $3,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note. As disclosed above, on March 2, 2016, the Company repaid $30,000 of principal on the First Collier Note, and an additional $20,000 of principal was forgiven on the Second Vista Capital Note that are held by common ownership.	18,500	38,500

On August 19, 2014, the Company received net proceeds of $40,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“Second WHC Note”), which matured on August 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty seven and a half percent (57.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 12 million shares of common stock for potential conversions. The Note is currently in default. On March 14, 2016, the Company issued 7,812,500 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized. The note is currently in default.	35,000	45,000

On July 15, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $37,500 (“Third LG Note”), which matured on March 15, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date if received after 4PM Eastern Standard Time. The note also carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $37,500, less $1,750 of debt issuance costs and $3,500 in due diligence fees, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 60% while that “Chill” is in effect. The Company paid total debt issuance cost of $2,500 that was amortized over the life of the loan on the straight line method, which approximated the effective interest method. The Company had to at all times reserve at least 9,513,000 shares of common stock for potential conversions. On March 12, 2015, the Company repaid $50,542, consisting of $37,500 of principal and $13,042 of interest and prepayment penalties. The convertible promissory note was subsequently cancelled as paid in full and the reserved shares have been released.	-	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 13, 2014, the Company received net proceeds of $75,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“First WHC Note”), which matured on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. In addition, the Company issued warrants to purchase 1.5 million shares of the Company’s common stock at a strike price of $0.05 per share exercisable over three years from the date of issuance. On various dates between December 26, 2014 and June 18, 2015, the note holder elected to convert a total of $95,000, consisting of $80,000 principal and $15,000 of interest and penalties, in exchange for 28,539,570 shares of common stock. The convertible promissory note was subsequently cancelled as paid in full and the reserved shares have been released.	-	-

On June 2, 2014, the Company received net proceeds of $50,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $55,000 (“First Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between December 10, 2014 and April 16, 2015, the note holder elected to convert a total of $43,402 of principal in exchange for 7,165,571 shares. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	11,598	11,598

On May 20, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note, bearing interest at 10% annually, with a face value of $113,000 (“First Typenex Note”), which matured on May 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the three (3) lowest (“Trading Prices”), whereby Trading Price is defined as the volume weighted average price (“VWAP”) of the Company’s common stock over the fifteen (15) trading days prior to the conversion request date. If the arithmetic average of the three (3) lowest Trading Prices is less than $0.01, then the Conversion Factor will be reduced to 60%. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 125% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $10,000 Original Issue Discount, and loan origination costs of $3,000, that are being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 24, 2014 and June 11, 2015, the note holder elected to convert a total of $122,121, consisting of $113,000 of principal and $9,121 of interest, in exchange for 17,864,267 shares of common stock. In addition, another 656,735 shares, valued at $10,508 were issued pursuant to a forbearance agreement as a penalty for delays in the issuance of one of the conversions. The Company reserved at least three times the number of shares equal to the outstanding balance divided by the conversion price, but in any event not less than 22 million shares of common stock for potential conversions. The Note was satisfied in full and the reserved shares have been released.	-	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 9, 2014, the Company received $50,000 in exchange for an unsecured convertible promissory note that carries a 12% interest rate (“First Group 10 Note”), which matured on May 8, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of (a) fifty eight percent (58%) of the average of the two lowest closing bid prices of the Company’s common stock for the seventeen (17) trading days prior to the conversion notice date, or (b) four and a half cents ($0.045) per share. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 10, 2014 and February 2, 2015, the note holder elected to convert a total of $53,536, consisting of $50,000 of principal and $3,536 of interest, in exchange for 5,346,392 shares of common stock in complete satisfaction of the debt. The convertible promissory note was subsequently cancelled as paid in full. The Company had to reserve at least 20 million shares of common stock for potential conversions. The Note was satisfied in full and the reserved shares have been released.	-	-

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matured on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	35,000	35,000

On April 17, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Fourth JMJ Note”), which matured on April 16, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 60 million shares of common stock for potential conversions. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	-	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 20, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Third JMJ Note”), which matured on February 19, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	-	-

On June 4, 2013, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matured on June 3, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company amortized the $2,500 original issuance discount over the life of the loan on the straight line method, which approximated the effective interest method. On May 12, 2014, the note holder elected to convert a total of $10,308, consisting of $7,008 of principal and $3,300 of accrued interest, in exchange for 805,058 shares of common stock. The Company reserved at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	$-	$-

Total convertible debentures	431,450	671,940
Less: unamortized debt discounts	(65,900)	(287,802)
Convertible debentures	$365,550	$384,138

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $27,977 and $559,626 for the variable conversion features of the convertible debts incurred during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. The discounts, including Original Issue Discounts of $-0- and $23,500 during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $249,879 and $527,705 of interest expense pursuant to the amortization of the note discounts during the six months ended June 30, 2016 and 2015, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $19,040 and $88,584 for the three months ended June 30, 2016 and 2015, respectively related to convertible debts.

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

As of the filing date of this report, the Company had not sold any shares to Dutchess nor received any financing from Dutchess. The registration statement will expire on September 26, 2016 and a new Form S-1 would need to be refiled in order to continue with the agreement. The Company does not intend to file a new Form S-1, and this Investment Agreement will terminate.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Short Term Debt

Short-term debt consists of the following at June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015
On various dates between December 15, 2015 and March 18, 2016, the Company received aggregate refundable advances of $143,000 as the Company and an investor developed terms to a potential partnership agreement with Green Leaf Farms Holdings. On June 1, 2016, the Company issued a promissory note in exchange for those deposits. The unsecured promissory note bears interest at 4% per annum (“First ZG Note”), which matures on January 3, 2017, and awarded the lender options to acquire up to 5,000,000 shares of common stock, exercisable at $0.01 per share over a four (4) week period from the origination date, which expired on July 1, 2016, in addition to options to acquire up to another 3,000,000 shares of common stock, exercisable at $0.08 per share over a twenty four (24) month period from the origination date. The aggregate fair value of the options is $6,996 and is being amortized over the earlier of the life of the loan, or the life of the options, as a debt discount. The note carries a default rate of 10%.	$143,000	$-

On March 8, 2016, the Company received proceeds of $45,000 in exchange for a non-interest bearing, unsecured promissory note (“First SCP Note”), which matures on June 8, 2016, and detachable warrants to acquire up to 9,000,000 shares of common stock, exercisable at $0.005 per share over a period from the origination date until four (4) months after the note is repaid. The fair value of the warrants is $7,400 and is being amortized over the life of the loan as a debt discount. The note carries a default rate of 18% and an additional 1,000,000 warrants issued each 30 day period the note remains unpaid.	45,000	-

Non-interest bearing, unsecured debenture, due on demand. Originated on December 9, 2015, included a $1,000 loan origination cost. On March 8, 2015, a partial payment of $2,500 was repaid.	2,500	5,000

10% unsecured debenture, due on demand. Originated on August 6, 2015. On June 30, 2016, the Company issued 2,500,000 shares of common stock in exchange for $3,500 of outstanding principal and $228 of interest. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant, resulting in a loss on debt extinguishment of $4,272.	-	3,500

4% unsecured debenture, due June 7, 2012. Currently in default. On June 2, 2014, the Company and the lender entered into a settlement agreement whereby the note was considered satisfactorily paid in full with the successful payment of four equal payments of $8,125 made in quarterly periods, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015, resulting in a gain on debt extinguishment of $6,482. Pursuant to the terms of the settlement agreement, the note was subsequently cancelled as paid in full, and 4,349,339 shares of series B preferred stock held by the lender were exchanged for 4,349,339 shares of common stock.	-	-

Total short term debt	190,500	8,500
Less: unamortized debt discounts	(9,110)	-
Short term debt	$181,390	$8,500

The Company recorded interest expense pursuant to the stated interest rate on the above promissory notes in the amount of $564 and $-0- at June 30, 2016 and 2015, respectively.

The following presents components of interest expense by instrument type at June 30, 2016 and 2015, respectively:

	June 30, 2016	June 30, 2015
Interest on convertible debentures	$19,040	$88,584
Amortization of debt discounts	255,165	527,705
Loss on debt conversions	-	10,508
Interest on short term debt	564	-
Accounts payable related finance charges	1,514	436
	$276,283	$627,233

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $697,711 and $1,038,504 at June 30, 2016 and December 31, 2015, respectively. The change in fair value of the derivative liabilities resulted in a gain (loss) of $(42,593) and $37,156 for the six months ended June 30, 2016 and 2015, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $42,593 for the three months ended June 30, 2016 consisted of a loss of $18,637 attributable to the fair value of warrants and a net loss in market value of $23,956 on the convertible notes. The gain of $37,156 for the three months ended June 30, 2015 consisted of a loss of $238,821 due to the value in excess of the face value of the convertible notes, a gain of $2,793 attributable to the fair value of preferred stock, a gain of $109,685 attributable to the fair value of warrants and a net gain in market value of $163,499 on the convertible notes.

The following presents the derivative liability value by instrument type at June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015
Convertible debentures	$671,395	$1,038,225
Common stock warrants	26,316	279
	$697,711	$1,038,504

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively:

Derivative
Liability
Total
Balance, December 31, 2014	$1,417,187
Increase in derivative value due to issuances of convertible promissory notes	524,626
Change in fair market value of derivative liabilities due to the mark to market adjustment	13,091
Debt conversions	(916,400)
Balance, December 31, 2015	$1,038,504
Increase in derivative value due to issuances of convertible promissory notes	27,977
Increase in derivative value attributable to issuance of warrants	7,400
Change in fair market value of derivative liabilities due to the mark to market adjustment	42,593
Debt conversions	(418,763)
Balance, June 30, 2016	$697,711

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Key inputs and assumptions used to value the convertible debentures and warrants issued during the six months ended June 30, 2016 and the year ended December 31, 2015:

●	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.

●	The warrant exercise prices ranged from $0.01 to $0.18, exercisable over 2 to 10 year periods from the grant date.

●	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.

●	The monthly trading volume would reflect historical averages and would increase at 1% per month.

●	The holder would automatically convert the notes at maturity at the greater of 2 times the conversion price or stock price if the registration was effective and the Company was not in default.

●	An event of default for the convertible note would occur 0% of the time, increasing to 1% per month to a maximum of 5%.

●	Alternative financing for the convertible note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%.

●	The computed volatility was projected based on historical volatility.

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

Convertible Preferred Stock

The Board, from the authorized capital of 50,000,000 preferred shares, as amended on July 22, 2015, has authorized and designated 2,000,000 shares of series A preferred stock (“Series A”) and 12,000,0000 shares of series C preferred stock (“Series C”), of which 2,000,000 shares and 12,000,000 shares are issued and outstanding, respectively. A total of 36,000,000 shares remained undesignated as of June 30, 2016.

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

Common Stock Authorized

The Company has authorized 1,200,000,000 shares of common stock, as amended on July 22, 2015, of which 404,882,472 shares were issued and outstanding and 588,343,639 shares were reserved as of the date of this filing.

Common Stock Sales

On March 2, 2016, the Company sold 14,000,000 shares of its common stock to an accredited investor in exchange for proceeds of $61,600.

On February 1, 2016, the Company sold 15,000,000 shares of its common stock to an accredited investor in exchange for proceeds of $63,000.

Common Stock Issuances for Debt Conversions

On June 15, 2016, the Company issued 5,000,000 shares of common stock pursuant to the conversion of $9,100 of outstanding principal on the First Collier Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Contributed Capital

During May of 2016, a note holder and potential investor in Green Leaf Farms Holdings contributed $14,000 to pay an installment on a debt settlement agreement with Tangiers Investment Group.

Note 14 – Options and Warrants

Options Granted

On June 1, 2016, the Company awarded a lender fully vested options to acquire up to 5,000,000 shares of common stock, exercisable at $0.01 per share over a four (4) week period from the origination date, which expired on July 1, 2016. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 227% and a call option value of $0.0001, was $432.

On June 1, 2016, the Company awarded the same lender fully vested options to acquire up to 3,000,000 shares of common stock, exercisable at $0.08 per share over a twenty four (24) month period from the origination date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 227% and a call option value of $0.0022, was $6,564.

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

Options Expired

On July 1, 2016, a total of 5,000,000 options with a strike price of $0.01 per share expired.

On April 11, 2016, a total of 500,000 options amongst two option holders with a strike price of $0.05 per share expired.

Warrants Expired

On April 8, 2016, a total of 200,000 warrants with a strike price of $0.06 per share expired.

Options and Warrants Exercised

No options or warrants were exercised during the three months ended June 30, 2016.

Note 15 – Gain on Debt Extinguishment, Net

The Company recognized a net gain on debt extinguishment in the total amount of $35,231 and $6,482 during the six months ended June 30, 2016 and 2015, respectively, as presented in other income within the Statements of Operations.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On January 4, 2016, the Company entered into a settlement agreement with JSJ Investments. Pursuant to the agreement, the Company is obligated to repay a total of $70,000 in six monthly installments of approximately $11,667 from January 21, 2016 through June 21, 2016 in satisfaction of a total of approximately $82,564, consisting of $75,000 of principal and $7,564 of interest on the First JSJ Note, resulting in a gain of $12,564 on debt extinguishment. The convertible promissory note was subsequently cancelled as paid in full on June 21, 2016.

The Company and one of our lenders entered into a settlement agreement whereby an outstanding $35,000 promissory note was satisfied with the successful payment of $32,500, consisting of four equal payments of $8,125, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015, resulting in a $6,482 gain on settlement, consisting of $2,500 of principal and $3,982 of accrued interest, as presented in other income at June 30, 2016.

Note 16 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2016 and the year ended December 31, 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2016, the Company had approximately $21,435,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	June 30, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carry forwards	$7,502,250	$7,203,700

Net deferred tax assets before valuation allowance	7,502,250	7,203,700
Less: Valuation allowance	(7,502,250)	(7,203,700)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2016 and December 31, 2015, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	June 30, 2016	December 31, 2015

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 17 – Non-Controlling Interest

Non-controlling interest originally represented 17% interest in the subsidiary held amongst eleven individuals, of whom the Company’s CEO, Mark Bradley and the Company’s President of Programming, Michael Berk own 3% and 1%, respectively, through December 8, 2014. On December 9, 2014, one of the non-officer, minority investors exercised an option to purchase an additional 1.6% interest in the Company’s subsidiary from the parent in exchange for proceeds of $160,000 and 3% was transferred back to Players Network from a founding member on December 2, 2015, thereby resulting in a minority interest in the subsidiary of 15.6% amongst ten individuals. The net loss attributable to the non-controlling interest totaled $15,353 and $10,221 during the six months ended June 30, 2016 and 2015, respectively.

Effects of changes in Players Network’s ownership interest in its subsidiary during the six months ended June 30, 2016 and the year ended December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015

Net loss attributable to parent	$(83,062)	$(129,313)
Transfers to (from) the non-controlling interest:
Decrease in parent’s paid-in capital for return of 3% interest in subsidiary	-	(180,000)
Change from net loss attributable to the parent and transfers to the non-controlling interest	$(83,062)	$(309,313)

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

Players Network filed a civil suit in the Eighth Judicial District Court in Clark County, Nevada on December 7, 2015, listed as case number A-15-728649-C against Defendant, Katherine Petersen for failure to meet capital obligations, and on January 15, 2016, Mrs. Petersen filed a counterclaim. The case was withdrawn and voluntarily dismissed without prejudice on June 30, 2016, allowing both parties the opportunity’s to meet and mediate the matters.

Players Network filed a civil suit in the Eighth Judicial District Court in Clark County, Nevada against Vis Vires Group Inc., KBM Worldwide Inc., Asher Enterprises, Inc., Curt Kramer, Seth Kramer and Clear Trust, LLC, which was moved to the Eastern District of New York, USDC-ENNY Case No; CV-15-6226 The case was voluntarily moved to New York due to jurisdiction maters and has a preliminary hearing set for May 19, 2016. Vis Vires Group filed a counterclaim against Players Network for anticipatory breach of their agreement. The Company is in the process of retaining a New York law firm to handle these matters. The lawsuit and counterclaim were settled on August 12, 2016 with an agreement to pay Vis Vires a total of $70,000 in four installments of $17,500 payable from August 6, 2016 through November 3, 2016.

Note 19 – Subsequent Events

Advances Received

On various dates between July 13, 2016 and August 11, 2016, the Company received total proceeds of $77,000 in anticipation of a partnership with an investment group that intends to partner with Green Leaf Farms Holdings to develop its MME businesses. The terms of the partnership agreements have not yet been finalized.

On August 15, 2016, the Company entered into a definitive funding agreement with one of these investment groups that sets the provisions for a total of $2,500,000 to be invested into Players Network in the form of a convertible note, of which a total of $185,000 has already been advanced. An additional $315,000 is to be invested within the following 30 days on a “best efforts” basis, with an additional $2,000,000 on a mutually agreed drawn down schedule on a “best efforts” basis.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Upon closing the full investment schedule, consisting of $2,500,000, until such time as the debenture is converted or repaid, the investor will be entitled to 20% of all adjusted gross revenue and 20% of the gross income generated by the Company through any of its medical marijuana holdings or its media platform. The convertible debenture, bearing interest at 5% per annum, will mature 24 months after the full investment is realized, and is convertible into common stock at a 25% discount to the preceding 30 day average closing stock price.

In addition, the Company will grant 50,000,000 callable warrants as an Establishment Fee per the following milestone schedule. The warrants are callable if the stock averages 200% of the warrant strike price for any thirty (30) day trading period.

Debenture Funding Milestone	Warrants and Exercise Price Details
$400,000	10 million shares exercisable at $0.05 per share over 2 years
$400,001 - $800,000	15 million shares exercisable at $0.06 per share over 2 years
$800,001 - $1,600,000	15 million shares exercisable at $0.07 per share over 2 years
$1,600,001 - $2,500,000	10 million shares exercisable at $0.08 per share over 2 years

Convertible Note

On July 28, 2016, the Company received proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) (“First EJR Note”), which matures on July 28, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date (the “Variable Conversion Price”).

Common Stock Issuances for Services

On July 15, 2016, as part of its engagement letter with JSBarkats, securities counsel, the Company has agreed to issue 2,000,000 shares of common stock for services to JS Barkats, PLLC. The shares have not yet been issued as of the date of this report.

Common Stock Issuances for Debt Conversions

On July 20, 2016, the Company issued 4,995,098 shares of common stock pursuant to the conversion of $10,190 of outstanding principal on the First Tangiers Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 15, 2016, the Company issued 969,696 shares of common stock pursuant to the conversion of $2,000 of outstanding principal on the Second WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Settlement Agreements

On August 12, 2016, the Company entered into a settlement agreement to pay Vis Vires a total of $70,000 in four installments of $17,500 payable from August 6, 2016 through November 3, 2016 in satisfaction of the $64,000 of principal and all unpaid interest on the convertible note originally entered into with Vis Vires on May 1, 2015.

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

Weed TV launched on April 20, 2014, and was the Company’s third network to be launched. Weed TV is a Lifestyle Channel Destination powered by PNTV’s NextGenTV(SM) enterprise platform. Weed TV is the ‘go to’ source for informational entertainment, products and services for people who relate to the marijuana lifestyle and social community. Weed TV will feature daily stories sourced by weedtv.com correspondents and contributors from around the world. It will provide a wide variety of editorial content, videos and entertainment, including lead stories, political news, business news on the industry, financial analysis from industry experts, growing tips, cooking tips, a “Weed101” section, medical uses, lifestyle features, entertainment specials and merchandise shopping cart offering the latest products and services. www.weedtv.com

We plan for Weed TV to have other features by the end of 2016 and adapt new technology that the other networks don’t have, including a directory of businesses that cater to the marijuana business, such as dispensaries, smoke shops, doctors, financial institutions, manufactures and more. These businesses will have a free basic listing and the ability to upgrade for an extra fee of approximately $500 per month, where they can build their own media channel using the ‘NextGenTV” Platform. We estimate this market is in excess of approximately 70,000 businesses and will continue to grow as more states legalize MME businesses. Our goal in 2016 is to begin to capture this market that will translate to significant revenues even if we only convert a small amount of this market into marketing partners who use our platform.

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

Results of Operations for the Three Months Ended June 30, 2016 and 2015:

	For the Three
	Months Ended
	June 30,		Increase /
	2016	2015	(Decrease)

Revenues	$39	$213	$(174)

Direct operating costs	8,190	17,445	(9,255)
General and administrative	160,352	153,465	6,887
Officer salaries	43,750	45,850	(2,100)
Depreciation and amortization	7,078	7,535	(457)

Total Operating Expenses	219,370	224,295	(4,925)

Operating Loss	(219,331)	(224,082)	(4,751)

Total other income (expense)	123,429	(450,747)	574,176

Net Loss	$(95,902)	$(674,829)	$(578,927)

Revenues:

During the three months ended June 30, 2016 and 2015, we received revenues primarily from the sale of in-home media and advertising fees on content development. Aggregate revenues for the three months ended June 30, 2016 were $39, compared to revenues of $213 during the three months ended June 30, 2015, a decrease in revenues of $174, or 82%.

Direct Operating Costs:

Direct operating costs were $8,190 for the three months ended June 30, 2016 compared to $17,445 for the three months ended June 30, 2015, a decrease of $9,255, or 53%. Our direct operating costs decreased primarily due to diminished content production for our new media platform, other than our Weed.tv channel, as we focused more on the development of our medical marijuana ventures during the three months ended June 30, 2016.

General and Administrative:

General and administrative expenses were $160,352 for the three months ended June 30, 2016, compared to $153,465 for the three months ended June 30, 2015, an increase of $6,887, or 4%. General and administrative expense increased primarily due to increased rent expense on our new lease, as diminished by reductions in stock-based compensation paid to employees and consultants during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Officer salaries:

Officer salaries expense totaled $43,750 for the three months ended June 30, 2016, compared to $45,850, for the three months ended June 30, 2015, a decrease of $2,100, or 5%.

Depreciation and Amortization:

Depreciation and amortization expense was $7,078 for the three months ended June 30, 2016, compared to $7,535 for the three months ended June 30, 2015, a decrease of $457, or 6%. Depreciation decreased primarily due to decreased depreciation on assets reaching the end of their depreciable life cycle during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Operating Loss:

Operating loss for the three months ended June 30, 2016 was $219,331, or ($0.00) per share, compared to an operating loss of $224,082 for the three months ended June 30, 2015, or ($0.00) per share, a decrease of $4,751, or 2%. Operating loss decreased primarily due to reduced spending on content production for our new media platform during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Other Income (Expense):

Other income (expense), on a net basis, was $123,429 for the three months ended June 30, 2016, compared to other expense of $(450,747) for the three months ended June 30, 2015, a decreased net expense of $574,176. Other expense decreased primarily due to the change in derivative liability of $220,788 during the three months ended June 30, 2016, compared to the $(115,105) change in derivative liability for the three months ended June 30, 2015, a decreased net expense of approximately $335,893, along with decreased interest expense on convertible notes of $238,283, or 71%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, a decrease of $112,667, or 39%.

Net Loss:

The net loss for the three months ended June 30, 2016 was $95,902, or ($0.00) per share, compared to a net loss of $674,829, or ($0.00) per share, for the three months ended June 30, 2015, a decreased net loss of $578,927, or 86%. Net loss decreased primarily due to the change in derivative liability of $220,788 during the three months ended June 30, 2016, compared to the $(115,105) change in derivative liability for the three months ended June 30, 2015 and the $238,283 decrease in interest expense on convertible notes and their related debt discounts.

Results of Operations for the Six Months Ended June 30, 2016 and 2015:

	For the Six
	Months Ended
	June 30,		Increase /
	2016	2015	(Decrease)

Revenues	$140	$520	$(380)

Direct operating costs	17,000	42,048	(25,048)
General and administrative	435,590	394,762	40,828
Officer salaries	87,500	140,195	(52,695)
Depreciation and amortization	14,614	15,071	(457)

Total Operating Expenses	554,704	592,076	(37,372)

Operating Loss	(554,564)	(591,556)	(36,992)

Total other income (expense)	(283,645)	(583,595)	(299,950)

Net Loss	$(838,209)	$(1,175,151)	$(336,942)

Revenues:

During the six months ended June 30, 2016 and 2015, we received revenues primarily from the sale of in-home media and advertising fees on content development. Aggregate revenues for the six months ended June 30, 2016 were $140, compared to revenues of $520 during the six months ended June 30, 2015, a decrease in revenues of $380, or 73%.

Direct Operating Costs:

Direct operating costs were $17,000 for the six months ended June 30, 2016 compared to $42,048 for the six months ended June 30, 2015, a decrease of $25,048, or 60%. Our direct operating costs decreased primarily due to diminished content production for our new media platform, other than our Weed.tv channel, as we focused more on the development of our medical marijuana ventures during the six months ended June 30, 2016.

General and Administrative:

General and administrative expenses were $435,590 for the six months ended June 30, 2016, compared to $394,762 for the six months ended June 30, 2015, an increase of $40,828, or 10%. General and administrative expense increased primarily due to increased rent expense on our new lease, as diminished by $24,600 of reductions in stock-based compensation paid to employees and consultants during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Officer salaries:

Officer salaries expense totaled $87,500 for the six months ended June 30, 2016, compared to $140,195, for the six months ended June 30, 2015, a decrease of $52,695, or 38%. Officer salaries decreased primarily due to $49,200 of stock based bonuses awarded during the six months ended June 30, 2015 that were not awarded during the six months ended June 30, 2016.

Depreciation and Amortization:

Depreciation and amortization expense was $14,614 for the six months ended June 30, 2016, compared to $15,071 for the six months ended June 30, 2015, a decrease of $457, or 3%. Depreciation decreased primarily due to decreased depreciation on assets reaching the end of their depreciable life cycle during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Operating Loss:

Operating loss for the six months ended June 30, 2016 was $554,564, or ($0.00) per share, compared to an operating loss of $591,556 for the six months ended June 30, 2015, or ($0.00) per share, a decrease of $37,372, or 6%. Operating loss decreased primarily due to reduced spending on content production for our new media platform during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Other Income (Expense):

Other expense, on a net basis, was $283,645 for the six months ended June 30, 2016, compared to other expense of $583,595 for the six months ended June 30, 2015, a decreased net expense of $299,950. Other expense decreased primarily due to a decreased interest expense on convertible notes of $350,950, or 56%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, and an increase in the net gain on debt extinguishment of $28,749, consisting of a net gain of $35,231 for the six months ended June 30, 2016, compared to a net gain of $6,482 for the six months ended June 30, 2015, as diminished by the change in derivative liability of $(42,593) during the six months ended June 30, 2016, compared to the $37,156 change in derivative liability for the six months ended June 30, 2015, an increased net expense of approximately $79,749.

Net Loss:

The net loss for the six months ended June 30, 2016 was $838,209, or ($0.00) per share, compared to a net loss of $1,175,151, or ($0.00) per share, for the six months ended June 30, 2015, a decreased net loss of $336,942, or 29%. Net loss decreased primarily due to the decrease in interest expense on convertible notes and their related debt discounts.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2016 compared to December 31, 2015.

	June 30,	December 31,	Increase /
	2016	2015	(Decrease)

Total Assets	$208,382	$158,708	$50,175

Total Liabilities	$2,347,011	$2,247,086	$99,925

Accumulated (Deficit)	$(29,760,463)	$(28,937,607)	$822,856

Stockholders’ Equity (Deficit)	$(2,138,629)	$(2,088,879)	$49,750

Working Capital (Deficit)	$(2,175,643)	$(2,130,007)	$45,636

Our principal source of operating capital has been provided from convertible debt financings and investments in our recently established subsidiaries. At June 30, 2016, we had a negative working capital position of $2,175,643.

Advances Received

On various dates between January 28, 2016 and August 11, 2016, the Company received proceeds of $297,500 in anticipation of a partnership with two investment groups that intend to partner with Green Leaf Farms Holdings to develop its MME businesses. The terms of the partnership agreements have not yet been finalized.

Promissory Note Proceeds

On July 28, 2016, the Company received proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) (“First EJR Note”), which matures on July 28, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date (the “Variable Conversion Price”).

On June 24, 2016, the Company received proceeds of $30,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) (“First SH Note”), which matures on June 24, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date (the “Variable Conversion Price”).

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

Convertible Debenture Repayment and Settlements

On July 20, 2016, the Company issued 4,995,098 shares of common stock pursuant to the conversion of $10,190 of outstanding principal on the First Tangiers Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 15, 2016, the Company issued 969,696 shares of common stock pursuant to the conversion of $2,000 of outstanding principal on the Second WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 15, 2016, the Company issued 5,000,000 shares of common stock pursuant to the conversion of $9,100 of outstanding principal on the First Collier Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

We have utilized these funds to repay approximately $143,002 of previously issued convertible debentures, comply with our regulatory reporting requirements, and to fund our subsidiary’s medical marijuana business. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in our industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

To conserve on the Company’s capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the six months ended June 30, 2016, the Company granted a total of 6,250,000 shares of preferred stock valued at $192,000 in lieu of cash payments to our CEO, compared to the issuance of 13,700,000 shares of common stock valued at an aggregate of $206,640 in lieu of cash payments to employees and outside consultants during the six months ended June 30, 2015. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2016.

During the six months ended June 30, 2016, we issued a total of 24,703,302 shares of common stock pursuant to the conversion of $140,321 of indebtedness on convertible debentures. As of August 16, 2016, we had ten convertible notes outstanding with a cumulative outstanding principal balance of $431,450. Repayment of the notes must be done at a premium to the then-outstanding balance, resulting in the need for approximately $545,000 in liquid capital. If, rather than repay these notes, we allow them to convert into our common stock, which conversions would be done at a discount to the market price of our common stock, all of which could be sold into the open market at the time of conversion. The potential dilutive effects of these conversions at various conversion prices below our most recent market price of $0.0025 per share is as follows:

	100%	75%	50%	25%
	$0.0025	$0.0019	$0.00125	$0.0006

Potential dilutive shares	172,580,000	230,106,667	345,160,000	690,320,000

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

(2)Majority-owned subsidiary formed on July 8, 2014, in which PNTV holds 84.4% ownership, with the remaining 15.6% held by key experts and advisors as of June 30, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2016, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sales of equity securities by the Company occurred during the three month period ended June 30, 2016:

Common Stock Issuances for Debt Conversions

On June 15, 2016, the Company issued 5,000,000 shares of common stock pursuant to the conversion of $9,100 of outstanding principal on the First Collier Note.

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

Item 3. Defaults Upon Senior Securities

On October 24, 2014, a note holder submitted a conversion request to convert $10,000 of principal on the Second LG Note, which was inconsistent with the conversion terms as stated in the convertible promissory note. The Company requested that the conversion notice be corrected and resubmitted, at which time the note holder contended the conversion terms were intended to be based on 55% of the lowest closing bid price over the preceding twelve trading days, as opposed to the stated 55% of the average of the lowest closing bid price of the Common Stock over the preceding twelve trading days. On October 31, 2014, the note holder sent demand for repayment on the Second LG Note, consisting of $35,000 of principal and $5,414 of accrued interest outstanding as of June 30, 2016. As a result, we are in default on this convertible promissory note. The note carries an 18% default interest rate and a penalty of $250 per day that the shares are not issued, beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increased to $500 per day beginning on the 10th day after the conversion notice was delivered to the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	March 26, 1998 – Articles of Incorporation (incorporated by reference to Exhibit 2.(A)(1) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.2	March 26, 1998 – Bylaws of the Company (incorporated by reference to Exhibit 2.(A)(2) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.3	June 9, 1994 – Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State (incorporated by reference to Exhibit 5.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

3.4	June 4, 2007 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 8, 2007)

3.5	May 6, 2013 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

3.6	July 8, 2014 - Articles of Incorporation for Green Leaf Farms Holdings, Inc. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

3.7	July 18, 2014 - Articles of Organization for Green Leaf Medical, LLC. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

4.1	August 31, 2004 – 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

4.2	November 29, 2006 – 2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on January 18, 2007)

4.3	July 24, 2007 – Certificate of Designation for Series A Preferred Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on July 26, 2007)

4.4	July 22, 2009 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

4.5	December 17, 2010 – Certificate of Designation for Series B Preferred Stock filed with the Nevada Secretary of State on (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.6	December 17, 2010 – Form of Series B Stock Warrant (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.7	December 16, 2013 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on December 17, 2013)

10.1*	June 24, 2016 – Convertible Promissory Note (Steve Howard)

10.2*	June 1, 2016 – Settlement Agreement Promissory Note (Ziad Gappy)

10.3*	August 12, 2016 – Settlement Agreement & Release by and between Vis Vires Group, Inc. and Players Network

10.4	August 15, 2016 – Definitive Funding Agreement by and between RxMM Health Limited and Players Network (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.5	August 15, 2016 – 5% Convertible Debenture by and between RxMM Health Limited and Players Network (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.6	August 15, 2016 – Stock Purchase Warrant Agreement by and between RxMM Health Limited and Players Network (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.7	January 29, 2016 – Joint Construction & Development Agreement by and between mCig, Inc. and Green Leaf Farms Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.8	March 4, 2016 – Lease Agreement by and between Belmont NLV, LLC and Green Leaf Farms Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.9	January 6, 2016 – Stock Subscription Agreement by and between NF Associates, LLC and Players Network (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.10	March 2, 2016 – Stock Subscription Agreement by and between SCP Investors, LLC and Players Network (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.11	March 8, 2016 – Promissory Note (SCP Investors, LLC) (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.12	January 4, 2016 – Settlement Agreement and Release by and between JSJ Investments, Inc. and Players Network (JSJ Settlement) (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.13	December 28, 2015 – Debt Settlement Agreement by and between TJC Trading, LLC and Players Network (TJC Settlement) (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.14	January 21, 2016 – Payoff Agreement by and between Tangiers Investment Group, LLC and Players Network (TIG Settlement) (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

21.1	Subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 14, 2015)

31.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 23, 2016

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

