Form 10-Q
period 2016-09-30
PLAYERS NETWORK
filed 2016-11-18
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2016.

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock on November 15, 2016 was 524,394,239.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended September 30, 2016

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash	$33,633	$-
Deferred television costs	116,454	116,454
Other current assets	904	625
Total current assets	150,991	117,079

Fixed assets, net	24,044	41,128
Construction in progress	116,904	-

Total Assets	$291,939	$158,207

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Checks drawn in excess of available funds	$-	$2,154
Accounts payable	481,867	344,407
Accrued expenses	292,901	332,235
Deferred revenues	135,000	135,000
Deferred rent obligations	10,761	2,148
Settlements payable	135,000	-
Convertible debentures, net of discounts of $250,974 and $287,802 at September 30, 2016 and December 31, 2015, respectively	198,144	384,138
Short term debt, net of discounts of $2,856 and $-0- at September 30, 2016 and December 31, 2015, respectively	165,144	8,500
Derivative liabilities	701,462	1,038,504
Total current liabilities	2,120,279	2,247,086

Total Liabilities	2,120,279	2,247,086

Stockholders’ (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series C convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 12,000,000 and 5,750,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	12,000	5,750
Common stock, $0.001 par value, 600,000,000 shares authorized; 502,750,544 and 351,827,400 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	502,751	351,827
Additional paid-in capital	28,165,549	26,703,900
Accumulated (deficit)	(30,264,249)	(28,937,607)
	(1,581,949)	(1,874,130)
Noncontrolling Interest	(246,391)	(214,749)
Total Stockholders’ (Deficit)	(1,828,340)	(2,088,879)

Total Liabilities and Stockholders’ (Deficit)	$291,939	$158,207

See accompanying notes to financial statements.

PLAYERS NETWORK

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:	$59	$129	$199	$649

Expenses:
Direct operating costs	7,537	8,467	24,537	50,515
General and administrative	234,402	299,604	669,992	694,366
Officer salaries	44,423	46,555	131,923	186,750
Depreciation and amortization	6,969	7,536	21,583	22,607
Total operating expenses	293,331	362,162	848,035	954,238

Operating loss	(293,272)	(362,033)	(847,836)	(953,589)

Other income (expense):
Gain on debt extinguishment, net	34,002	-	73,505	6,482
Interest expense	(64,719)	(224,163)	(345,274)	(851,396)
Change in derivative liabilities	(196,086)	(243,397)	(238,679)	(206,241)
Total other income (expense)	(226,803)	(467,560)	(510,448)	(1,051,155)

Net loss	$(520,075)	$(829,593)	$(1,358,284)	$(2,004,744)
Less: Net loss attributable to the noncontrolling interest	16,289	15,037	31,642	25,258
Net loss attributable to Players Network	$(503,786)	$(814,556)	$(1,326,642)	$(1,979,486)

Weighted average number of common shares outstanding - basic and fully diluted	431,826,412	299,206,791	398,120,154	244,306,744

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(1,326,642)	$(1,979,486)
Minority interest in net loss	(31,642)	(25,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	21,583	22,607
Gain on debt extinguishment, net	(73,505)	(6,482)
Change in fair market value of derivative liabilities	238,679	206,241
Amortization of debt discounts	305,747	720,764
Stock issued for services	7,000	191,191
Stock issued for compensation, related party	339,000	237,800
Decrease (increase) in assets:
Prepaid expenses	(279)	(3,800)
Increase (decrease) in liabilities:
Checks drawn in excess of available funds	(2,154)	-
Accounts payable	137,460	41,292
Accrued expenses	71,026	128,443
Deferred rent obligations	8,613	(1,380)
Settlements payable	(148,810)	-
Net cash used in operating activities	(453,924)	(468,067)

Cash flows from investing activities
Purchase of fixed assets and construction in progress	(121,403)	(17,254)
Net cash used in investing activities	(121,403)	(17,254)

Cash flows from financing activities
Proceeds from convertible debentures	265,000	426,500
Repayment of convertible debentures	(80,890)	(111,200)
Proceeds from short term debt	188,000	3,500
Repayment of short term debt	(50,000)	(8,125)
Payments on debt issuance costs	-	(11,500)
Proceeds from sale of common stock	286,850	-
Net cash provided by financing activities	608,960	299,175

Net increase (decrease) in cash	33,633	(186,146)
Cash - beginning	-	207,167
Cash - ending	$33,633	$21,021

Supplemental disclosures:
Interest paid	$328	$46,342
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Contributed capital, debt settlement payment	$14,000	$-
Convertible debts settled with cash repayment agreements	$320,000	$-
Value of debt discounts	$257,379	$524,626
Value of shares issued for conversion of debt	$124,477	$428,220
Value of warrants issued with short term debt	$14,396	$-
Value of derivative adjustment due to debt conversions	$840,500	$910,612
Advance exchanged for promissory note	$25,000	$-

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

(2)Majority-owned subsidiary formed on July 8, 2014, in which PNTV holds 84.4% ownership, with the remaining 15.6% held by key experts and advisors as of September 30, 2016.

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

Construction in Progress

The Company is constructing a grow house in its leased facility, which is scheduled to be operational during the fourth quarter of 2016, at which time depreciation will commence. As of September 30, 2016, the Company incurred and capitalized in Construction in Progress $116,904. The estimated cost to be incurred in 2016 and 2017 to complete construction of the grow house is approximately $1.7 million. The construction will be completed in phases and the portion of the $1.7 million incurred after the facility is initially operational will be capitalized separately as separate leasehold improvements, while the costs incurred to get the facility operational will begin to be depreciated upon commencement of operations.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Deferred television costs consist of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Development and pre-production costs	$-	$-
In-production	68,264	68,264
Post production	48,190	48,190
Total deferred television costs	$116,454	$116,454

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred revenues consist of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Deferred revenues on television pilot episodes	$135,000	$135,000

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

Recent Accounting Pronouncements

In August, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In June, 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of this ASU on the Company’s financial statements.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”). The provisions of the update amend ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including accounting for the income tax consequences, estimates of forfeitures and classification of excess tax benefits on the statement of cash flows. For public business entities, this update is effective for fiscal years beginning after December 15, 2016, including interim periods. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In March, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In March, 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In March, 2016, the FASB issued ASU No. 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the Emerging Issues Task Force). Effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period. The Company is evaluating the impact of this ASU on the Company’s financial statements.

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

No other new accounting pronouncements, issued or effective during the three months ended September 30, 2016, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($30,264,249), and as of September 30, 2016, the Company’s current liabilities exceeded its current assets by $1,969,288. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On September 2, 2016, the Company issued 20,400,000 shares of common stock to its CEO in satisfaction of unpaid compensation. The total fair value of the common stock was $102,000 based on the closing price of the Company’s common stock on the date of grant.

Officer compensation expense was $146,923 and $333,500, including $15,000 and $195,950 of stock based bonuses, at September 30, 2016 and 2015, respectively. The balance owed was $12,977 at September 30, 2016.

Board of Directors

On March 4, 2016, Mr. Brett Pojunis was appointed to the Company’s Board of Directors and Mr. Doug Miller resigned from the Board.

On September 2, 2016, the Company issued 3,000,000 shares of common stock to each of its three Directors for services performed. The total fair value of the common stock was $45,000 based on the closing price of the Company’s common stock on the date of grant.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2016 and December 31, 2015, respectively:

	Fair Value Measurements at September 30, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$33,633	$-	$-
Total assets	33,633	-	-
Liabilities
Convertible debentures, net of discounts of $250,974	-	-	198,144
Short term debt, net of discounts of $2,856	-	165,144	-
Derivative liability	-	-	701,462
Total liabilities	-	-	899,606
	$33,633	$(165,144)	$(899,606)

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$-	$-	$-
Total assets	-	-	-
Liabilities
Convertible debentures, net of discounts of $287,802	-	-	384,138
Short term debt	-	8,500	-
Derivative liability	-	-	1,038,504
Total liabilities	-	8,500	1,422,642
	$-	$(8,500)	$(1,422,642)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended September 30, 2016 and the year ended December 31, 2015.

Level 2 liabilities consisted of a total of $168,000 and $8,500 of short term, unsecured, promissory notes, net of discounts of $2,856 and $-0- as of September 30, 2016 and December 31, 2015, respectively. No fair value adjustment was necessary during the nine months ended September 30, 2016 and the year ended December 31, 2015.

Level 3 liabilities consist of a total of $449,118 and $671,940 of convertible debentures, net of discounts of $250,974 and $287,802 as of September 30, 2016 and December 31, 2015, respectively, in addition to the related derivative liabilities of $701,462 and $1,038,504 at September 30, 2016 and December 31, 2015, respectively.

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

Note 6 – Fixed Assets and Construction in Progress

Fixed assets consist of the following at September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
Office equipment	$48,884	$48,884
Website development costs	99,880	99,880
Furniture and fixtures	2,730	2,730
Equipment	4,499	-
Total	155,993	151,494
Less accumulated depreciation	(131,949)	(110,366)
Fixed assets, net	$24,044	$41,128

Construction in progress is stated at cost, which includes the cost of construction and other indirect costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at September 30, 2016, represents leasehold improvements under construction. As of September 30, 2016, the Company incurred and capitalized in Construction in Progress $116,904.

Depreciation and amortization expense totaled $21,583 and $22,607 for the nine months ended September 30, 2016 and 2015, respectively.

Note 7 – Accrued Expenses

As of September 30, 2016 and December 31, 2015 accrued expenses included the following:

	September 30, 2016	December 31, 2015
Accrued Payroll, Officers	$12,977	$64,624
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	39,690	89,377
Refundable Advances	105,000	43,000
	$292,901	$332,235

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Settlements Payable

Settlements payable consisted of the following as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
WHC Capital, LLC	$100,000	$-
Vis Vires Group, Inc.	35,000	-
Tangiers Investment Group, LLC	-	-
JSJ Investments, Inc.	-	-
	$135,000	$-

On September 22, 2016, the Company entered into a payoff agreement to pay WHC Capital, LLC a total of $100,000 in five installments ranging between $15,000 and $25,000 payable from October 21, 2016 through February 21, 2017 in satisfaction of a total of $114,002 of principal and unpaid interest on two convertible notes originally entered into with WHC on August 24, 2015 and August 19, 2014.

On August 12, 2016, the Company entered into a settlement agreement to pay Vis Vires a total of $70,000 in four installments of $17,500 payable from August 6, 2016 through November 3, 2016 in satisfaction of the $64,000 of principal and all unpaid interest on the convertible note originally entered into with Vis Vires on May 1, 2015. As of September 30, 2016, the Company had paid a total of $35,000 on the settlement, as specified in the agreement.

On January 21, 2016, the Company entered into a settlement agreement with Tangiers Investment Group. Pursuant to the agreement, the Company is obligated to repay a total of $80,000 in various monthly installments of between $6,000 and $20,000 from February 8, 2016 through June 26, 2016 in satisfaction of a total of approximately $85,820, consisting of $75,500 of principal and $10,320 of interest on the First and Second Tangiers Notes. The settlement was satisfied in full as of August 30, 2016.

On January 4, 2016, the Company entered into a settlement agreement with JSJ Investments. Pursuant to the agreement, the Company was obligated to repay a total of $70,000 in six monthly installments of approximately $11,667 from January 21, 2016 through June 21, 2016 in satisfaction of a total of approximately $82,564, consisting of $75,000 of principal and $7,564 of interest on the First JSJ Note. The settlement was satisfied in full as of June 21, 2016.

Note 9 – Convertible Debentures

Convertible debentures consist of the following at September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015

On August 15, 2016, the Company entered into a definitive funding agreement with RxMM Health Limited (“RxMM”) in which a convertible note was issued for a total gross investment of $2,500,000. In consideration of such investment, RxMM will receive 50,000,000 callable warrants as a fee per the milestone schedule below, and will be entitled to 20% of all adjusted gross revenue and 20% of the gross income generated by the Company through any of its medical marijuana holdings or its media platform, of which shall reduce the principal until this debenture is either paid back or converted into equity.

Debenture Funding Milestone -	Warrants and Exercise Price Details
$400,000	10 million shares exercisable at $0.05 per share over 2 years
$400,001 - $800,000	15 million shares exercisable at $0.06 per share over 2 years
$800,001 - $1,600,000	15 million shares exercisable at $0.07 per share over 2 years
$1,600,001 - $2,500,000	10 million shares exercisable at $0.08 per share over 2 years

The warrants are callable if the stock averages 200% of the warrant strike price for any thirty (30) day trading period. The convertible debenture, bearing interest at 5% per annum, will mature 24 months after the full investment is realized, and is convertible into common stock at a 25% discount to the preceding 30 day average closing stock price. The Company is required at all times to have authorized and reserved the number of shares that is actually issuable upon full conversion of the note. The Company has received the following payments on the funding agreement as of September 30, 2016:

$ 25,000 – August 19, 2016
$175,000 – August 15, 2016	$200,000	$-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On July 28, 2016, the Company received proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) (“First EJR Note”), which matures on July 28, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date (the “Variable Conversion Price”). The Company is required at all times to have authorized and reserved the number of shares that is actually issuable upon full conversion of the note.	35,000	-

On June 24, 2016, the Company received proceeds of $30,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) (“First SH Note”), which matures on June 24, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date (the “Variable Conversion Price”). In the event of default, the outstanding principal, unpaid interest and liquidated damages and fees immediately prior to the occurrence of the event of default shall become immediately due and payable in cash, at the Lender’s election, at a premium default rate determined by dividing the outstanding amount by the Variable Conversion Price on the date of default. The Company is required at all times to have authorized and reserved the number of shares that is actually issuable upon full conversion of the note.	30,000	-

On September 17, 2015, the Company received proceeds of $22,500 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) with a face value of $25,000 (“Second TJC Note”), which matures on September 16, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $105,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date (the “Variable Conversion Price”). If at any time while this note is outstanding, the lowest closing traded price is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) Variable Conversion Price or (2) $0.00001 until the note is no longer outstanding. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that was expensed as interest. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default. The Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. On January 6, 2016, the Company repaid the first and second TJC convertible notes with an aggregate payment of $51,000 in satisfaction of a total of approximately $50,890 of principal and $1,229 of interest, resulting in a gain of $1,119 on the debt extinguishment. The convertible promissory notes were subsequently cancelled as paid in full.	-	25,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On September 17, 2015, the Company issued an unsecured replacement convertible promissory note in exchange for Second Group 10 Note, bearing interest at eight percent (8%) with a face value of $29,404 (“First TJC Note”), which matured on September 17, 2015. TJC Trading, LLC had acquired the promissory note from Group 10 Holdings, LLC, consisting of $26,750 of outstanding principal and $2,654 of interest. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date (the “Variable Conversion Price”). If at any time while this note is outstanding, the lowest closing traded price is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) Variable Conversion Price or (2) $0.00001 until the note is no longer outstanding. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default. The Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. On December 24, 2015, the note holder elected to convert a total of $3,513 of principal in exchange for 3,660,000 shares. As disclosed above, on January 6, 2016, the Company repaid the first and second TJC convertible notes with an aggregate payment of $51,000 in satisfaction of a total of approximately $50,890 of principal and $1,229 of interest, resulting in a gain of $1,119 on the debt extinguishment. The convertible promissory notes were subsequently cancelled as paid in full.	-	25,890

On August 24, 2015, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (10%) with a face value of $66,000 (“Third WHC Note”), which matures on August 24, 2016. The financing carries a total face value of $66,000 and a $6,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $6,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 50 million shares of common stock for potential conversions. The remaining balance of $66,000 was settled pursuant to a settlement agreement on September 22, 2016.	-	66,000

On June 25, 2015, the Company received net proceeds of $105,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $115,500 (“Fourth Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $10,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	115,500	115,500

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 24, 2015, the Company issued an 8% interest bearing; unsecured convertible promissory note with a face value of $119,052 (“First Collier Note”), which matures on June 23, 2017 in exchange for the cancellation of three outstanding JMJ Notes, consisting of an aggregate of $108,492 of principal and $10,560 of interest, that were acquired by Collier Investments, LLC. The principal and interest is convertible into shares of common stock at 70% of the lowest volume weighted average price (“VWAP”) over the 20 days prior to conversion. The note includes prepayment cash redemption penalties of 145% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. On August 4, 2015, the note holder elected to convert a total of $40,600 of principal in exchange for 20,000,000 shares. The Company must at all times reserve at least 100 million shares of common stock for potential conversions. Upon default, 145% of outstanding principal and interest shall be due immediately. On March 2, 2016, the Company repaid $30,000 of principal on the First Collier Note, and an additional $20,000 of principal was forgiven on the Second Vista Capital Note that are held by common ownership. On various dates between June 15, 2016 and September 22, 2016, the note holder elected to convert a total of $57,975, consisting of $48,451 of principal and $9,524 of interest, in exchange for 28,813,364 shares.	-	78,452

On June 15, 2015, the Company received net proceeds of $15,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $16,500 (“Third Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $1,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note.	16,500	16,500

On May 15, 2015, the Company received net proceeds of $60,000 in exchange for an 8% interest bearing; unsecured convertible promissory note dated May 1, 2015 with a face value of $64,000 (“First Vis Vires Note”), which matured on February 5, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 61% of the average of the three (3) lowest closing bid prices over the 10 days prior to conversion. The note includes various prepayment penalties ranging from 112% through 130%, and default provisions of 150% of the then outstanding principal and interest, and an interest rate of 22% thereafter. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 59 million shares of common stock for potential conversions. The remaining balance of $64,000 was settled, along with $6,000 of unpaid interest pursuant to a settlement agreement on July 26, 2016.	-	64,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 11, 2015, the Company received net proceeds of $70,000 in exchange for a 12% interest bearing; unsecured convertible promissory note dated March 2, 2015 with a face value of $75,000 (“First JSJ Note”), which matured on September 2, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of: (i) 58% of the average of the two (2) lowest closing prices over the 10 days prior to conversion; or (ii) 58% of the average of the two (2) lowest closing prices over the 10 days prior to the execution of the note (which was $0.008932). The note includes prepayment cash redemption penalties between 25% and 40% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 30 million shares of common stock for potential conversions. On January 4, 2016, the Company entered into a settlement agreement with JSJ Investments. Pursuant to the agreement, the Company is obligated to repay a total of $70,000 in six monthly installments of approximately $11,667 from January 21, 2016 through June 21, 2016 in satisfaction of a total of approximately $82,564, consisting of $75,000 of principal and $7,564 of interest on the First JSJ Note. Commensurate with the settlement, the outstanding debt and interest was reclassified to Settlements Payable and a gain on debt extinguishment of $12,564 was realized.	-	75,000

On February 5, 2015, the Company received net proceeds of $50,000 with a face value of $53,750 that carries an 8% interest rate (“Second Tangiers Note”), which matured on February 5, 2016. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid, whereby $75,250 was previously advanced with the initial execution of the note on October 13, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On January 21, 2016, the Company entered into a settlement agreement with Tangiers Investment Group. Pursuant to the agreement, the Company is obligated to repay a total of $80,000 in various monthly installments of between $6,000 and $20,000 from February 8, 2016 through June 26, 2016 in satisfaction of a total of approximately $85,820, consisting of $75,500 of principal and $10,320 of interest on the First and Second Tangiers Notes, resulting in a gain on debt extinguishment of $5,820.	-	53,750

On January 27, 2015, the Company received $35,000 in exchange for an unsecured convertible promissory note with a face value of $36,750 that carries a 12% interest rate (“Second Group 10 Note”), which matured on January 27, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of (a) fifty-eight percent (58%) multiplied by the Lowest Closing Price as of the date a Notice of Conversion is given (which represents a discount rate of forty-two percent (42%)) or (b) five cents ($0.05). The conversion price is subject to the following adjustments:	-	-

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On December 15, 2014, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note with a face value of $64,000 that carries an 8% interest rate (“Second KBM Note”), which matured on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 25 million shares of common stock for potential conversions. On June 25, 2015, the Company repaid the loan, consisting of $64,000 of principal and $22,400 of interest and prepayment penalties. The Note was subsequently cancelled as paid in full and the reserved shares have been released.	-	-

On November 5, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note with a face value of $104,000 that carries an 8% interest rate (“First KBM Note”), which matured on July 29, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that was amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between May 7, 2015 and June 9, 2015, the note holder elected to convert a total of $94,300 of principal in exchange for 24,955,749 shares. On June 25, 2015, the Company repaid $12,000, consisting of $9,700 of principal and $2,300 of interest. The Company reserved at least 43 million shares of common stock for potential conversions. The Note was subsequently cancelled as paid in full and the reserved shares have been released.	-	-

On October 13, 2014, the Company received net proceeds of $70,000 in exchange for an unsecured convertible promissory note with a face value of $75,250 that carries an 8% interest rate (“First Tangiers Note”), which matured on October 13, 2015. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. On various dates between April 27, 2015 and September 24, 2015, the note holder elected to convert a total of $53,500 of principal in exchange for 19,091,038 shares. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. As disclosed above, on January 21, 2016, the Company entered into a settlement agreement with Tangiers Investment Group. Pursuant to the agreement, the Company is obligated to repay a total of $80,000 in various monthly installments of between $6,000 and $20,000 from February 8, 2016 through June 26, 2016 in satisfaction of a total of approximately $85,820, consisting of $75,500 of principal and $10,320 of interest on the First and Second Tangiers Notes, resulting in a gain on debt extinguishment of $5,820.	-	21,750

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On September 22, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $38,500 (“Second Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $3,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note. As disclosed above, on March 2, 2016, the Company repaid $30,000 of principal on the First Collier Note, and an additional $1,382 of principal was forgiven on the Second Vista Capital Note that are held by common ownership on September 22, 2016.	17,118	38,500

On August 19, 2014, the Company received net proceeds of $40,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“Second WHC Note”), which matured on August 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty seven and a half percent (57.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 12 million shares of common stock for potential conversions. On various dates between March 14, 2016 and August 24, 2016, the Company issued 13,782,196 shares of common stock pursuant to the conversion of $19,800 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized. The remaining balance of $25,200 was settled pursuant to a settlement agreement on September 22, 2016.	-	45,000

On July 15, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $37,500 (“Third LG Note”), which matured on March 15, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date if received after 4PM Eastern Standard Time. The note also carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $37,500, less $1,750 of debt issuance costs and $3,500 in due diligence fees, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 60% while that “Chill” is in effect. The Company paid total debt issuance cost of $2,500 that was amortized over the life of the loan on the straight line method, which approximated the effective interest method. The Company had to at all times reserve at least 9,513,000 shares of common stock for potential conversions. On March 12, 2015, the Company repaid $50,542, consisting of $37,500 of principal and $13,042 of interest and prepayment penalties. The convertible promissory note was subsequently cancelled as paid in full and the reserved shares have been released.	-	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 13, 2014, the Company received net proceeds of $75,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“First WHC Note”), which matured on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. In addition, the Company issued warrants to purchase 1.5 million shares of the Company’s common stock at a strike price of $0.05 per share exercisable over three years from the date of issuance. On various dates between December 26, 2014 and June 18, 2015, the note holder elected to convert a total of $95,000, consisting of $80,000 principal and $15,000 of interest and penalties, in exchange for 28,539,570 shares of common stock. The convertible promissory note was subsequently cancelled as paid in full and the reserved shares have been released.	-	-

On June 2, 2014, the Company received net proceeds of $50,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $55,000 (“First Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between December 10, 2014 and April 16, 2015, the note holder elected to convert a total of $43,402 of principal in exchange for 7,165,571 shares. The remaining balance of $11,598 was forgiven, along with $7,020 of unpaid interest on September 22, 2016. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	-	11,598

On May 20, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note, bearing interest at 10% annually, with a face value of $113,000 (“First Typenex Note”), which matured on May 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the three (3) lowest (“Trading Prices”), whereby Trading Price is defined as the volume weighted average price (“VWAP”) of the Company’s common stock over the fifteen (15) trading days prior to the conversion request date. If the arithmetic average of the three (3) lowest Trading Prices is less than $0.01, then the Conversion Factor will be reduced to 60%. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 125% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $10,000 Original Issue Discount, and loan origination costs of $3,000, that are being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 24, 2014 and June 11, 2015, the note holder elected to convert a total of $122,121, consisting of $113,000 of principal and $9,121 of interest, in exchange for 17,864,267 shares of common stock. In addition, another 656,735 shares, valued at $10,508 were issued pursuant to a forbearance agreement as a penalty for delays in the issuance of one of the conversions. The Company reserved at least three times the number of shares equal to the outstanding balance divided by the conversion price, but in any event not less than 22 million shares of common stock for potential conversions. The Note was satisfied in full and the reserved shares have been released.	-	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 9, 2014, the Company received $50,000 in exchange for an unsecured convertible promissory note that carries a 12% interest rate (“First Group 10 Note”), which matured on May 8, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of (a) fifty eight percent (58%) of the average of the two lowest closing bid prices of the Company’s common stock for the seventeen (17) trading days prior to the conversion notice date, or (b) four and a half cents ($0.045) per share. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 10, 2014 and February 2, 2015, the note holder elected to convert a total of $53,536, consisting of $50,000 of principal and $3,536 of interest, in exchange for 5,346,392 shares of common stock in complete satisfaction of the debt. The convertible promissory note was subsequently cancelled as paid in full. The Company had to reserve at least 20 million shares of common stock for potential conversions. The Note was satisfied in full and the reserved shares have been released.	-	-

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matured on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	35,000	35,000

On April 17, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Fourth JMJ Note”), which matured on April 16, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 60 million shares of common stock for potential conversions. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	-	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 20, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Third JMJ Note”), which matured on February 19, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	-	-

On June 4, 2013, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matured on June 3, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company amortized the $2,500 original issuance discount over the life of the loan on the straight line method, which approximated the effective interest method. On May 12, 2014, the note holder elected to convert a total of $10,308, consisting of $7,008 of principal and $3,300 of accrued interest, in exchange for 805,058 shares of common stock. The Company reserved at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	$-	$-

Total convertible debentures	449,118	671,940
Less: unamortized debt discounts	(250,974)	(287,802)
Convertible debentures	$198,144	$384,138

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $257,379 and $559,626 for the variable conversion features of the convertible debts incurred during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively. The discounts, including Original Issue Discounts of $-0- and $23,500 during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $294,207 and $720,764 of interest expense pursuant to the amortization of the note discounts during the nine months ended September 30, 2016 and 2015, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $29,012 and $121,916 for the three months ended September 30, 2016 and 2015, respectively related to convertible debts.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Short Term Debt

Short-term debt consists of the following at September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
On July 1, 2016, the Company issued a promissory note to PNTV Investors, LLC in the amount of $25,000 for an advance that was received on December 16, 2015 as the Company and an investor developed terms to a potential partnership agreement with Green Leaf Farms Holdings. The unsecured promissory note bears interest at 8% per annum (“First PNTV Investors Note”), which matures on December 15, 2016, and carries default provisions that enable the holder to purchase 4,285,000 shares of stock at $0.007 per share in the event of default.	$25,000	$-

On various dates between January 11, 2016 and April 20, 2016, the Company received aggregate refundable advances of $143,000 as the Company and an investor developed terms to a potential partnership agreement with Green Leaf Farms Holdings. On June 1, 2016, the Company issued a promissory note in exchange for those deposits. The unsecured promissory note bears interest at 4% per annum (“First ZG Note”), which matures on January 3, 2017, and awarded the lender options to acquire up to 5,000,000 shares of common stock, exercisable at $0.01 per share over a four (4) week period from the origination date, which expired on July 1, 2016, in addition to options to acquire up to another 3,000,000 shares of common stock, exercisable at $0.08 per share over a twenty four (24) month period from the origination date. The aggregate fair value of the options is $6,996 and is being amortized over the earlier of the life of the loan, or the life of the options, as a debt discount. The note carries a default rate of 10%.	143,000	-

On March 8, 2016, the Company received proceeds of $45,000 in exchange for a non-interest bearing, unsecured promissory note (“First SCP Note”), which matures on June 8, 2016, and detachable warrants to acquire up to 9,000,000 shares of common stock, exercisable at $0.005 per share over a period from the origination date until four (4) months after the note is repaid. The fair value of the warrants is $7,400 and is being amortized over the life of the loan as a debt discount. The note carried a default rate of 18% and an additional 1,000,000 warrants issued each 30 day period the note remains unpaid. On August 5, 2016, the note was repaid out of the proceeds of the exercised warrant.	-	-

Non-interest bearing, unsecured debenture, due on demand. Originated on December 9, 2015, included a $1,000 loan origination cost. On March 8, 2015, a partial payment of $2,500 was repaid, and the remaining $2,500 and an additional $99 of interest was repaid on September 27, 2016.	-	5,000

10% unsecured debenture, due on demand. Originated on August 6, 2015. On June 30, 2016, the Company issued 2,500,000 shares of common stock in exchange for $3,500 of outstanding principal and $228 of interest. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant, resulting in a loss on debt extinguishment of $4,272.	-	3,500

4% unsecured debenture, due June 7, 2012. Currently in default. On June 2, 2014, the Company and the lender entered into a settlement agreement whereby the note was considered satisfactorily paid in full with the successful payment of four equal payments of $8,125 made in quarterly periods, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015, resulting in a gain on debt extinguishment of $6,482. Pursuant to the terms of the settlement agreement, the note was subsequently cancelled as paid in full, and 4,349,339 shares of series B preferred stock held by the lender were exchanged for 4,349,339 shares of common stock.	-	-

Total short term debt	168,000	8,500
Less: unamortized debt discounts	(2,856)	-
Short term debt	$165,144	$8,500

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded $11,540 and $-0- of interest expense pursuant to the amortization of the note discounts during the nine months ended September 30, 2016 and 2015, respectively.

The Company recorded interest expense pursuant to the stated interest rate on the above promissory notes in the amount of $2,597 and $53 at September 30, 2016 and 2015, respectively.

The following presents components of interest expense by instrument type at September 30, 2016 and 2015, respectively:

	September 30, 2016	September 30, 2015
Interest on convertible debentures	$29,012	$121,916
Amortization of debt discounts	305,747	718,264
Loss on debt conversions	4,272	10,508
Interest on short term debt	2,597	53
Accounts payable related finance charges	3,646	655
	$345,274	$851,396

Note 11 – Derivative Liabilities

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $701,462 and $1,038,504 at September 30, 2016 and December 31, 2015, respectively. The change in fair value of the derivative liabilities resulted in a loss of $238,679 and $206,241 for the nine months ended September 30, 2016 and 2015, respectively, which has been reported as other expense in the statements of operations. The loss of $238,679 for the nine months ended September 30, 2016 consisted of a gain of $167 attributable to the fair value of warrants and a net loss in market value of $238,679 on the convertible notes. The loss of $206,241 for the nine months ended September 30, 2015 consisted of a loss of $293,144 due to the value in excess of the face value of the convertible notes, a gain of $2,793 attributable to the fair value of preferred stock, a gain of $110,303 attributable to the fair value of warrants and a net loss in market value of $26,193 on the convertible notes.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following presents the derivative liability value by instrument type at September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
Convertible debentures	$699,048	$1,038,225
Common stock warrants	2,414	279
	$701,462	$1,038,504

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively:

Derivative
Liability
Total
Balance, December 31, 2014	$1,417,187
Increase in derivative value due to issuances of convertible promissory notes	524,626
Change in fair market value of derivative liabilities due to the mark to market adjustment	13,091
Debt conversions	(916,400)
Balance, December 31, 2015	$1,038,504
Increase in derivative value due to issuances of convertible promissory notes	261,796
Increase in derivative value attributable to issuance of warrants	7,400
Change in fair market value of derivative liabilities due to the mark to market adjustment	234,262
Debt conversions	(840,500)
Balance, September 30, 2016	$701,462

Key inputs and assumptions used to value the convertible debentures and warrants issued during the nine months ended September 30, 2016 and the year ended December 31, 2015:

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

Note 12 – Changes in Stockholders’ Equity (Deficit)

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

Convertible Preferred Stock

The Board, from the authorized capital of 50,000,000 preferred shares, as amended on July 22, 2015, has authorized and designated 2,000,000 shares of series A preferred stock (“Series A”) and 12,000,0000 shares of series C preferred stock (“Series C”), of which 2,000,000 shares and 12,000,000 shares are issued and outstanding, respectively. A total of 36,000,000 shares remained undesignated as of September 30, 2016.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Common Stock Sales

On September 15, 2016, the Company sold 16,750,000 shares of its common stock to an accredited investor in exchange for proceeds of $117,250.

On March 2, 2016, the Company sold 14,000,000 shares of its common stock to an accredited investor in exchange for proceeds of $61,600.

On February 1, 2016, the Company sold 15,000,000 shares of its common stock to an accredited investor in exchange for proceeds of $63,000.

Exercise of Warrants

On August 5, 2016, the Company issued 9,000,000 shares of its common stock pursuant to the exercise of an equal number warrants in exchange for proceeds of $45,000 that were used to repay the corresponding First SCP Note.

Common Stock Issuances for Debt Conversions

On September 23, 2016, the Company issued 7,238,041 shares of common stock pursuant to the conversion of $16,512 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On September 22, 2016, the Company issued 13,813,364 shares of common stock pursuant to the conversion of $29,975 of outstanding principal on the First Collier Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 30, 2016, the Company issued 4,667,667 shares of common stock pursuant to the conversion of $7,000 of outstanding principal on the First Tangiers Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 24, 2016, the Company issued 5,000,000 shares of common stock pursuant to the conversion of $7,800 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 24, 2016, the Company issued 10,000,000 shares of common stock pursuant to the conversion of $18,900 of outstanding principal on the First Collier Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Common Stock Issued for Services

On September 2, 2016, the Company issued 20,400,000 shares of common stock to its CEO in satisfaction of unpaid compensation. The total fair value of the common stock was $102,000 based on the closing price of the Company’s common stock on the date of grant.

On September 2, 2016, the Company issued 3,000,000 shares of common stock to each of its three Directors for services performed. The total fair value of the common stock was $45,000 based on the closing price of the Company’s common stock on the date of grant.

On July 15, 2016, as part of its engagement letter with JSBarkats, securities counsel, the Company issued 2,000,000 shares of common stock for services to JS Barkats, PLLC. The total fair value of the common stock was $7,000 based on the closing price of the Company’s common stock on the date of grant.

Contributed Capital

During May of 2016, a note holder and potential investor in Green Leaf Farms Holdings contributed $14,000 to pay an installment on a debt settlement agreement with Tangiers Investment Group.

Note 13 – Options and Warrants

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Options Exercised

No options were exercised during the nine months ended September 30, 2016.

Warrants Exercised

On August 5, 2016, the Company issued 9,000,000 shares of its common stock pursuant to the exercise of an equal number warrants in exchange for proceeds of $45,000 that were used to repay the corresponding First SCP Note.

Note 14 – Gain on Debt Extinguishment, Net

The Company recognized a gain on debt extinguishment in the aggregate amount of $73,505 and $6,482 during the nine months ended September 30, 2016 and 2015, respectively, as presented in other income within the Statements of Operations.

On September 22, 2016, the Company entered into a payoff agreement to pay WHC Capital, LLC a total of $100,000 in five installments ranging between $15,000 and $25,000 payable from October 21, 2016 through February 21, 2017 in satisfaction of a total of $114,002 of principal and unpaid interest on two convertible notes originally entered into with WHC on August 24, 2015 and August 19, 2014, resulting in a gain of $14,002 on debt extinguishment. In addition, $20,000 of outstanding debts, consisting of $12,980 of principal and $7,020 of interest, was forgiven on outstanding debts owed to Vista Capital Investments, LLC, which is a company under common control with WHC Capital.

On March 2, 2016, the Company repaid $30,000 of principal on the First Collier Note, and an additional $20,000 of principal was forgiven on the Second Vista Capital Note that are held by common ownership.

On January 21, 2016, the Company entered into a settlement agreement with Tangiers Investment Group. Pursuant to the agreement, the Company is obligated to repay a total of $80,000 in various monthly installments of between $6,000 and $20,000 from February 8, 2016 through June 26, 2016 in satisfaction of a total of approximately $85,820, consisting of $75,500 of principal and $10,320 of interest on the First and Second Tangiers Notes, resulting in a gain of $5,820 on debt extinguishment. The convertible promissory notes were subsequently cancelled as paid in full on August 30, 2016.

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

The Company and one of our lenders entered into a settlement agreement whereby an outstanding $35,000 promissory note was satisfied with the successful payment of $32,500, consisting of four equal payments of $8,125, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015, resulting in a $6,482 gain on settlement, consisting of $2,500 of principal and $3,982 of accrued interest, as presented in other income at September 30, 2016.

Note 15 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2016, the Company had approximately $21,825,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of the Company’s deferred tax asset are as follows:

	September 30, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carry forwards	$7,638,750	$7,203,700

Net deferred tax assets before valuation allowance	7,638,750	7,203,700
Less: Valuation allowance	(7,638,750)	(7,203,700)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2016 and December 31, 2015, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	September 30, 2016	December 31, 2015

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)%	(35)%

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 16 – Non-Controlling Interest

Non-controlling interest originally represented 17% interest in the subsidiary held amongst eleven individuals, of whom the Company’s CEO, Mark Bradley and the Company’s President of Programming, Michael Berk own 3% and 1%, respectively, through December 8, 2014. On December 9, 2014, one of the non-officer, minority investors exercised an option to purchase an additional 1.6% interest in the Company’s subsidiary from the parent in exchange for proceeds of $160,000 and 3% was transferred back to Players Network from a founding member on December 2, 2015, thereby resulting in a minority interest in the subsidiary of 15.6% amongst ten individuals. The net loss attributable to the non-controlling interest totaled $31,642 and $25,258 during the nine months ended September 30, 2016 and 2015, respectively.

Effects of changes in Players Network’s ownership interest in its subsidiary during the nine months ended September 30, 2016 and the year ended December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015

Net loss attributable to parent	$(171,190)	$(129,313)
Transfers to (from) the non-controlling interest:
Decrease in parent’s paid-in capital for return of 3% interest in subsidiary	-	(180,000)
Change from net loss attributable to the parent and transfers to the non-controlling interest	$(171,190)	$(309,313)

Note 17 – Legal Proceedings

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 18 – Subsequent Events

Advances Received

On November 2, 2016, the Company received proceeds of $100,000 in anticipation of a partnership with an investment group that intends to partner with Green Leaf Farms Holdings to develop its MME businesses. The terms of the partnership agreements have not yet been finalized.

Common Stock Issuances for Services

On October 14, 2016, the Company has agreed to issue 1,000,000 shares of common stock to the landlord of our leased facility as payment for deferring our rent on behalf of our subsidiary, GLFH. The total fair value of the common stock was $11,400 based on the closing price of the Company’s common stock on the date of grant.

On October 14, 2016, the Company issued 1,250,000 shares of common stock for professional services to a consultant for services provided on behalf of our subsidiary, GLFH. The total fair value of the common stock was $14,250 based on the closing price of the Company’s common stock on the date of grant.

On October 14, 2016, the Company issued 750,000 shares of common stock for cultivation services to an independent contractor for services provided on behalf of our subsidiary, GLFH. The total fair value of the common stock was $8,550 based on the closing price of the Company’s common stock on the date of grant.

On October 14, 2016, the Company issued 500,000 shares of common stock for construction services to a contractor for services provided on behalf of our subsidiary, GLFH. The total fair value of the common stock was $5,700 based on the closing price of the Company’s common stock on the date of grant.

On October 14, 2016, the Company issued 500,000 shares of common stock for cultivation services to an independent contractor for services provided on behalf of our subsidiary, GLFH. The total fair value of the common stock was $5,700 based on the closing price of the Company’s common stock on the date of grant.

On October 14, 2016, the Company issued 500,000 shares of common stock for production services to an independent contractor for services provided on behalf of our subsidiary, GLFH. The total fair value of the common stock was $5,700 based on the closing price of the Company’s common stock on the date of grant.

On October 14, 2016, the Company issued 500,000 shares of common stock for website development services to an independent contractor. The total fair value of the common stock was $5,700 based on the closing price of the Company’s common stock on the date of grant.

On October 14, 2016, the Company has issued 2,500,000 shares of common stock to a vendor as payment for $20,000 of outstanding video editing services. The total fair value of the common stock was $28,500 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Sales

On October 14, 2016, the Company sold 1,500,000 shares of its common stock to an accredited investor in exchange for proceeds of $12,000.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Issuances for Debt Conversions

On November 3, 2016, the Company issued 12,182,508 shares of common stock pursuant to the conversion of $86,709 of outstanding principal on the Fourth Vista Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized. In addition, Vista Capital forgave the remaining principal and interest on all outstanding Vista Notes, resulting in a gain on debt extinguishment of $92,110.

On October 24, 2016, the Company issued 1,461,187 shares of common stock pursuant to the conversion of $10,000 of outstanding principal on the WHC Notes settlement in lieu of cash. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

Players Network is a vertically integrated diversified, fully reporting public company that is engaged in the development of digital networks, and is actively pursuing the cultivation and processing of medical marijuana in North Las Vegas pursuant to two medical marijuana establishments (MME) licenses we were granted by the city of North Las Vegas for cultivation and production. The Company holds an 84.4% interest in Green Leaf Farms Holdings, LLC, which is a holding company formed to house our medical and marijuana business, and recreational marijuana business that was legalized in the state of Nevada on November 8, 2016. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels. The Company has launched its proprietary scalable NexGenTV technology platform. The platform is designed to deliver video content and develop digital social communities, including “Vegas On Demand TV”, “Real Vegas TV” and “Weed TV” on the media side of the business.

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

Results of Operations for the Three Months Ended September 30, 2016 and 2015:

	For the Three
	Months Ended
	September 30,		Increase /
	2016	2015	(Decrease)

Revenues	$59	$129	$(70)

Direct operating costs	7,537	8,467	(930)
General and administrative	234,402	299,604	(65,202)
Officer salaries	44,423	46,555	(2,132)
Depreciation and amortization	6,969	7,536	(567)

Total Operating Expenses	293,331	362,162	(68,831)

Operating Loss	(293,272)	(362,033)	(68,761)

Total other income (expense)	(226,803)	(467,560)	(240,757)

Net Loss	$(520,075)	$(829,593)	$(309,518)

Revenues:

During the three months ended September 30, 2016 and 2015, we received revenues primarily from the sale of in-home media and advertising fees on content development. Aggregate revenues for the three months ended September 30, 2016 were $59, compared to revenues of $129 during the three months ended September 30, 2015, a decrease in revenues of $70, or 54%.

Direct Operating Costs:

Direct operating costs were $7,537 for the three months ended September 30, 2016 compared to $8,467 for the three months ended September 30, 2015, a decrease of $930, or 11%. Our direct operating costs decreased primarily due to diminished content production for our new media platform, other than our Weed.tv channel, as we focused more on the development of our medical marijuana ventures during the three months ended September 30, 2016.

General and Administrative:

General and administrative expenses were $234,402 for the three months ended September 30, 2016, compared to $299,604 for the three months ended September 30, 2015, a decrease of $65,202, or 22%. General and administrative expense decreased primarily due to decreased stock-based compensation paid to employees and consultants during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Officer Salaries:

Officer salaries expense totaled $44,423 for the three months ended September 30, 2016, compared to $46,555, for the three months ended September 30, 2015, a decrease of $2,132, or 5%.

Depreciation and Amortization:

Depreciation and amortization expense was $6,969 for the three months ended September 30, 2016, compared to $7,536 for the three months ended September 30, 2015, a decrease of $567, or 8%. Depreciation decreased primarily due to decreased depreciation on assets reaching the end of their depreciable life cycle during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Operating Loss:

Operating loss for the three months ended September 30, 2016 was $293,272 or ($0.00) per share, compared to an operating loss of $362,033 for the three months ended September 30, 2015, or ($0.00) per share, a decrease of $68,761, or 19%. Operating loss decreased primarily due to decreased stock-based compensation paid to employees and consultants during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Other Income (Expense):

Other income (expense), on a net basis, was $(226,803) for the three months ended September 30, 2016, compared to other expense of $(467,560) for the three months ended September 30, 2015, a decreased net expense of $240,757, or 51%. Other expense decreased primarily due to the change in derivative liability of $(196,086) during the three months ended September 30, 2016, compared to the $(243,397) change in derivative liability for the three months ended September 30, 2015, resulting in a decrease of $67,311, or 19%, a decreased interest expense on debt financing of approximately $159,444, or 71%, along with an increased gain on debt extinguishment of $34,002, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

Net Loss:

The net loss for the three months ended September 30, 2016 was $520,075, or ($0.00) per share, compared to a net loss of $829,593, or ($0.00) per share, for the three months ended September 30, 2015, a decreased net loss of $309,518, or 37%. Net loss decreased primarily due to the decreased interest expense on debt financing of $159,444 and the decreased stock-based compensation during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015:

	For the Nine
	Months Ended
	September 30,		Increase /
	2016	2015	(Decrease)

Revenues	$199	$649	$(450)

Direct operating costs	24,537	50,515	(25,978)
General and administrative	669,992	694,366	(24,374)
Officer salaries	131,923	186,750	(54,827)
Depreciation and amortization	21,583	22,607	(1,024)

Total Operating Expenses	848,035	954,238	(106,203)

Operating Loss	(847,836)	(953,589)	(105,753)

Total other income (expense)	(510,448)	(1,051,155)	(540,707)

Net Loss	$(1,358,284)	$(2,004,744)	$(646,460)

Revenues:

During the nine months ended September 30, 2016 and 2015, we received revenues primarily from the sale of in-home media and advertising fees on content development. Aggregate revenues for the nine months ended September 30, 2016 were $199, compared to revenues of $649 during the nine months ended September 30, 2015, a decrease in revenues of $450, or 69%.

Direct Operating Costs:

Direct operating costs were $24,537 for the nine months ended September 30, 2016 compared to $50,515 for the nine months ended September 30, 2015, a decrease of $25,978, or 51%. Our direct operating costs decreased primarily due to diminished content production for our new media platform, other than our Weed.tv channel, as we focused more on the development of our medical marijuana ventures during the nine months ended September 30, 2016.

General and Administrative:

General and administrative expenses were $669,992 for the nine months ended September 30, 2016, compared to $694,366 for the nine months ended September 30, 2015, a decrease of $24,374, or 4%. General and administrative expense decreased primarily due to increased rent expense on our new lease, as diminished by reductions in stock-based compensation paid to employees and consultants during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Officer Salaries:

Officer salaries expense totaled $131,923 for the nine months ended September 30, 2016, compared to $186,750, for the nine months ended September 30, 2015, a decrease of $54,827, or 29%. Officer salaries decreased primarily due to $49,200 of stock based bonuses, consisting of an aggregate 3 million shares, awarded during the nine months ended September 30, 2015 that were not awarded during the nine months ended September 30, 2016.

Depreciation and Amortization:

Depreciation and amortization expense was $21,583 for the nine months ended September 30, 2016, compared to $22,607 for the nine months ended September 30, 2015, a decrease of $1,024, or 5%. Depreciation decreased primarily due to decreased depreciation on assets reaching the end of their depreciable life cycle during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Operating Loss:

Operating loss for the nine months ended September 30, 2016 was $847,836, or ($0.00) per share, compared to an operating loss of $953,589 for the nine months ended September 30, 2015, or ($0.00) per share, a decrease of $105,753, or 11%. Operating loss decreased primarily due to reduced spending on content production for our new media platform and reduced stock-based compensation during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Other Income (Expense):

Other expense, on a net basis, was $510,448 for the nine months ended September 30, 2016, compared to other expense of $1,051,155 for the nine months ended September 30, 2015, a decreased net expense of $540,707. Other expense decreased primarily due to decreased interest expense and related debt discount amortization on debt financing of $506,122, or 59%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, and an increase in the net gain on debt extinguishment of $67,023, consisting of a net gain of $73,505 for the nine months ended September 30, 2016, compared to a net gain of $6,482 for the nine months ended September 30, 2015, as diminished by the increased expense related to the change in derivative liability of $32,438 during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Net Loss:

The net loss for the nine months ended September 30, 2016 was $1,358,284, or ($0.00) per share, compared to a net loss of $2,004,744, or ($0.01) per share, for the nine months ended September 30, 2015, a decreased net loss of $646,460, or 32%. Net loss decreased primarily due to the decrease in interest expense on convertible notes and their related debt discounts.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2016 compared to December 31, 2015.

	September 30, 2016	December 31, 2015	Increase / (Decrease)

Total Assets	$291,939	$158,207	$133,732

Total Liabilities	$2,120,279	$2,247,086	$(126,807)

Accumulated (Deficit)	$(30,264,249)	$(28,937,607)	$1,326,642

Stockholders’ Equity (Deficit)	$(1,828,340)	$(2,088,879)	$(260,539)

Working Capital (Deficit)	$(1,969,288)	$(2,130,007)	$(160,719)

Our principal source of operating capital has been provided from convertible debt financings and investments in our recently established subsidiaries. At September 30, 2016, we had a negative working capital position of $1,969,288.

Advances Received

On various dates between July 13, 2016 and August 11, 2016, the Company received proceeds of $67,000 in anticipation of a partnership with RxMM that was subsequently grouped with aggregate advances of $108,000 received in prior periods to form the first funding of $175,000, in addition to $25,000 received on August 19, 2106, on a convertible note financing of up to $2,500,000.

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

Convertible Debenture Repayment and Settlements

On September 23, 2016, the Company issued 7,238,041 shares of common stock pursuant to the conversion of $16,512 of outstanding principal on the First WHC Note.

On September 22, 2016, the Company entered into a payoff agreement to pay WHC Capital, LLC a total of $100,000 in five installments ranging between $15,000 and $25,000 payable from October 21, 2016 through February 21, 2017 in satisfaction of a total of $114,002 of principal and unpaid interest on two convertible notes originally entered into with WHC on August 24, 2015 and August 19, 2014.

On September 22, 2016, the Company issued 13,813,364 shares of common stock pursuant to the conversion of $29,975 of outstanding principal on the First Collier Note.

On August 30, 2016, the Company issued 4,667,667 shares of common stock pursuant to the conversion of $7,000 of outstanding principal on the First Tangiers Note.

On August 24, 2016, the Company issued 5,000,000 shares of common stock pursuant to the conversion of $7,800 of outstanding principal on the First WHC Note.

On August 24, 2016, the Company issued 10,000,000 shares of common stock pursuant to the conversion of $18,900 of outstanding principal on the First Collier Note.

On August 12, 2016, the Company entered into a settlement agreement to pay Vis Vires a total of $70,000 in four installments of $17,500 payable from August 6, 2016 through November 3, 2016 in satisfaction of the $64,000 of principal and all unpaid interest on the convertible note originally entered into with Vis Vires on May 1, 2015. As of September 30, 2016, the Company had paid a total of $35,000 on the settlement, as specified in the agreement.

On July 20, 2016, the Company issued 4,995,098 shares of common stock pursuant to the conversion of $10,190 of outstanding principal on the First Tangiers Note.

On July 15, 2016, the Company issued 969,696 shares of common stock pursuant to the conversion of $2,000 of outstanding principal on the Second WHC Note.

Common Stock Sales

On September 15, 2016, the Company sold 16,750,000 shares of its common stock to an accredited investor in exchange for proceeds of $117,250.

We have utilized these funds to repay approximately $54,310 of previously issued convertible debentures and settlements, comply with our regulatory reporting requirements, and to fund our subsidiary’s medical marijuana business during the third quarter. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in our industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

To conserve on the Company’s capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the nine months ended September 30, 2016, the Company granted a total of $346,000 stock-based compensation, consisting of 6,250,000 shares of preferred stock valued at $192,000 and 20,400,000 shares of common stock valued at $102,000 in lieu of cash payments to our CEO, as well as an aggregate 9,000,000 shares of common stock valued at $45,000 to our Directors and 2,000,000 shares valued at $7,000 to an attorney, compared to a total of 13,700,000 shares of common stock and 5,750,000 shares of Convertible Preferred Series C Stock valued at $370,640 in lieu of cash payments to employees and outside consultants during the nine months ended September 30, 2015. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2016.

During the nine months ended September 30, 2016, we issued a total of 71,386,168 shares of common stock pursuant to the conversion of $232,698 of indebtedness on convertible debentures and related settlements. As of November 16, 2016, we had five convertible notes outstanding with a cumulative outstanding principal balance of $431,450. Repayment of the notes must be done at a premium to the then-outstanding balance, resulting in the need for approximately $375,000 in liquid capital. If, rather than repay these notes, we allow them to convert into our common stock, which conversions would be done at a discount to the market price of our common stock, all of which could be sold into the open market at the time of conversion. The potential dilutive effects of these conversions at various conversion prices below our most recent market price of $0.017 per share is as follows:

	100%	75%	50%	25%
Potential conversion price	$0.017	$0.0128	$0.0085	$0.0043

Potential dilutive shares	17,647,059	23,529,412	35,294,118	70,588,235

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

(2)Majority-owned subsidiary formed on July 8, 2014, in which PNTV holds 84.4% ownership, with the remaining 15.6% held by key experts and advisors as of September 30, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2016, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sales of equity securities by the Company occurred during the three month period ended September 30, 2016:

Common Stock Sales

On September 15, 2016, the Company sold 16,750,000 shares of its common stock to an accredited investor in exchange for proceeds of $117,250.

Common Stock Issuances for Debt Conversions

On September 23, 2016, the Company issued 7,238,041 shares of common stock pursuant to the conversion of $16,512 of outstanding principal on the First WHC Note.

On September 22, 2016, the Company issued 13,813,364 shares of common stock pursuant to the conversion of $29,975 of outstanding principal on the First Collier Note.

On August 30, 2016, the Company issued 4,667,667 shares of common stock pursuant to the conversion of $7,000 of outstanding principal on the First Tangiers Note.

On August 24, 2016, the Company issued 5,000,000 shares of common stock pursuant to the conversion of $7,800 of outstanding principal on the First WHC Note.

On August 24, 2016, the Company issued 10,000,000 shares of common stock pursuant to the conversion of $18,900 of outstanding principal on the First Collier Note.

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

Item 3. Defaults Upon Senior Securities

On October 24, 2014, a note holder submitted a conversion request to convert $10,000 of principal on the Second LG Note, which was inconsistent with the conversion terms as stated in the convertible promissory note. The Company requested that the conversion notice be corrected and resubmitted, at which time the note holder contended the conversion terms were intended to be based on 55% of the lowest closing bid price over the preceding twelve trading days, as opposed to the stated 55% of the average of the lowest closing bid price of the Common Stock over the preceding twelve trading days. On October 31, 2014, the note holder sent demand for repayment on the Second LG Note, consisting of $35,000 of principal and $7,514 of accrued interest outstanding as of September 30, 2016. As a result, we are in default on this convertible promissory note. The note carries an 18% default interest rate and a penalty of $250 per day that the shares are not issued, beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increased to $500 per day beginning on the 10th day after the conversion notice was delivered to the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	March 26, 1998 – Articles of Incorporation (incorporated by reference to Exhibit 2.(A)(1) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.2	March 26, 1998 – Bylaws of the Company (incorporated by reference to Exhibit 2.(A)(2) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.3	June 9, 1994 – Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State (incorporated by reference to Exhibit 5.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

3.4	June 4, 2007 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 8, 2007)

3.5	May 6, 2013 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

3.6	July 8, 2014 - Articles of Incorporation for Green Leaf Farms Holdings, Inc. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

3.7	July 18, 2014 - Articles of Organization for Green Leaf Medical, LLC. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

4.1	August 31, 2004 – 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

4.2	November 29, 2006 – 2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on January 18, 2007)

4.3	July 24, 2007 – Certificate of Designation for Series A Preferred Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on July 26, 2007)

4.4	July 22, 2009 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

4.5	December 17, 2010 – Certificate of Designation for Series B Preferred Stock filed with the Nevada Secretary of State on (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.6	December 17, 2010 – Form of Series B Stock Warrant (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on December 23, 2010)

4.7	December 16, 2013 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on December 17, 2013)

10.1	June 24, 2016 – Convertible Promissory Note (Steve Howard) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.2	June 1, 2016 – Settlement Agreement Promissory Note (Ziad Gappy) (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.3	August 12, 2016 – Settlement Agreement & Release by and between Vis Vires Group, Inc. and Players Network (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.4	August 15, 2016 – Definitive Funding Agreement by and between RxMM Health Limited and Players Network (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.5	August 15, 2016 – 5% Convertible Debenture by and between RxMM Health Limited and Players Network (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.6	August 15, 2016 – Stock Purchase Warrant Agreement by and between RxMM Health Limited and Players Network (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.7	January 29, 2016 – Joint Construction & Development Agreement by and between mCig, Inc. and Green Leaf Farms Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.8	March 4, 2016 – Lease Agreement by and between Belmont NLV, LLC and Green Leaf Farms Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.9	January 6, 2016 – Stock Subscription Agreement by and between NF Associates, LLC and Players Network (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.10	March 2, 2016 – Stock Subscription Agreement by and between SCP Investors, LLC and Players Network (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.11	March 8, 2016 – Promissory Note (SCP Investors, LLC) (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.12	January 4, 2016 – Settlement Agreement and Release by and between JSJ Investments, Inc. and Players Network (JSJ Settlement) (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.13	December 28, 2015 – Debt Settlement Agreement by and between TJC Trading, LLC and Players Network (TJC Settlement) (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.14	January 21, 2016 – Payoff Agreement by and between Tangiers Investment Group, LLC and Players Network (TIG Settlement) (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

21.1	Subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 14, 2015)

31.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2016

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

