Form 10-K
period 2016-12-31
PLAYERS NETWORK
filed 2017-04-17
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission file number: 000-29363

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0343702
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

1771 E. Flamingo Road, #201-A

Las Vegas, NV 89119

(Address of principal executive offices including zip code)

Registrant’s telephone number: (702) 840-3270

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2016, was approximately $1,677,244 based on a share value of $0.0047 per share. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of April 14, 2017, there were 547,394,239 shares of the issuer’s common stock issued and outstanding.

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

In this report, references to “PLAYERS NETWORK”, “PNTV”, “the Company”, “we,” “us,” and “our” refer to PLAYERS NETWORK, a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview

Players Network was incorporated in the State of Nevada in March of 1993. Players Network is a vertically integrated company that is engaged in the development of digital networks, and is also actively pursuing the cultivation and processing of medical marijuana in North Las Vegas pursuant to two medical marijuana establishments (MME) licenses we were granted by the city of North Las Vegas for cultivation and production. The Company holds an 84.4% interest in Green Leaf Farms Holdings, LLC, which is a holding company formed to house our medical marijuana and recreational marijuana businesses. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels. The Company has launched its proprietary scalable NexGenTV technology platform. The platform is designed to deliver video content and develop digital social communities, including “Weed TV” on the media side of the business.

Media Platform

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

NexGenTV is the new proprietary enterprise platform which allows PNTV to provide brands, businesses, celebrities and professionals with the tools to launch their own network. NexGenTV’s scalability enables PNTV to create hundreds of niche channel destinations (networks) that can be viewed worldwide on any media device (smart TV, computer, tablet or mobile device).

Our business model is to generate revenues for our proprietary channels as well as from clients. Proprietary channels, such as WeedTV.com generate revenues through advertising, cross selling with other companies and premium membership subscriptions. Clients pay us to develop platforms to connect with their existing customers, as well as attract new ones. Weed TV is the Company’s first new channel offering that will operate on the new platform and provide its audience the ability to connect to industry insiders and businesses through unique, high-quality marketing, content production and content management systems.

Weed TV launched on April 20, 2014, and was the Company’s third network to be launched. Weed TV is a Lifestyle Channel Destination powered by PNTV’s NexGenTV(SM) enterprise platform. Weed TV is a source of informational entertainment, products and services for people who relate to the marijuana lifestyle and social community. Weed TV content is available at www.weedtv.com

We plan for Weed TV to incorporate additional features and adapt new technology that the other networks don’t have, including a directory of businesses that cater to the marijuana business, such as dispensaries, smoke shops, doctors, financial institutions, manufactures and more. These businesses will have a free basic listing and the ability to upgrade for an extra fee of approximately $500 per month, where they can build their own media channel using the ‘NexGenTV” Platform. We estimate this market is in excess of approximately 70,000 businesses and will continue to grow as more states legalize MME businesses. Our goal in 2017 is to begin to capture this market in an effort to increase our revenues.

We plan to use both Weed TV’s platform and original branded programming and events as a means to develop additional revenue streams, in addition to providing marketing and membership benefits of our social media platform. These revenue streams would be generated by branded entertainment, sponsorships for events, media placement, third party commissions for video and banner advertisements, merchandise and production sales and services.

Our enterprise platform is highly scalable and can efficiently deploy, manage and distribute videos with integrated revenue-generating tools that go beyond traditional advertising. On our platform, the viewer of a video is brought into a web environment encompassing the lifestyle represented within the video content where they may be presented with membership, merchandising, couponing, subscription, loyalty programs, contest and other marketing opportunities, including the integration of live events. The platform also integrates branded sponsorships and a game-like virtual economy supported by our Cost Per Action (“CPA”) advertising network.

Our next-generation media network operates across all distribution platforms from TV screens to mobile devices, gaming consoles, computers and tablets. We have positioned ourselves to provide companies an affordable, turnkey, integrated solution. We have not yet generated revenues from our Platform, but plan to market our services to companies in 2017.

Through the cross-promotional integration of sponsored live events, contests and media creation and distribution, our platform can deliver a targeted audience that can be monetized in multiple ways. The platform is an engine that can grow as audience and page views increase. The platform also provides a self-perpetuating aggregation juncture where businesses can connect socially with their audience/customer.

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

Premium members must be industry insiders and/or experts in their lifestyle category. For example, with regard to the cannabis business, insiders are leaders in the movement, business owners, advocates, etc. who offer our members deals on transactions connected to their sphere of influence. Deals may include being invited to a special VIP event, line passes, two-for-one offers, pay-per-view video discounts offered within the businesses’ products and services, etc.

Green Leaf Farms Holdings Overview

Green Leaf Farms Holdings, LLC (“GLFH”, “Green Leaf”) was selected and granted two Medical Marijuana Establishments (MME) licenses by the State of Nevada; one for cultivation, and one for production of extracts.

The Cannabis Industry is one of the fastest growing markets in the America, and Nevada is uniquely positioned to become one of, if not the largest market in the country. It is projected that by the end of 2017 there will be 43,000 Nevada State issued medical marijuana cardholders. Of equal importance, is the fact that Nevada law offers reciprocity to Out-of-State medical cannabis cardholders. With nearly one million medical marijuana cardholders residing in states adjacent to Nevada, and more than 52 million annual visitors to Nevada, the market for medical marijuana is substantial, and with the recent passage of recreational marijuana laws that are expected to be implemented in the summer of 2017, Nevada is expected to generate $1.8 billion in revenue from cannabis in 2018. As large as the medical marijuana market is, it is dwarfed by the potential adult recreational marijuana market.

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

Future Outlook

Green Leaf plans to focus on developing high quality products and to employ a strong branding strategy to sell its custom cannabis strains. The quality and consistency of our branded products would help build consumer loyalty. The growing facility, with modular construction would allow us to scale efficiency from both a cost and operational standpoint.

Market Opportunity for Media Platform

The Company believes it has an opportunity to capitalize on its early adoption of its technology and digital platforms. The digital revolution has rapidly changed the way consumers access television content. Instead of scheduled programming, video can now be viewed “On Demand” through digital cable television and satellite networks, broadband internet, and by downloading content to mobile and wireless devices such as smart phones and tablets.

Each new network is expected to become an integrated channel destination that will include VOD television and a social community to complete and complement a vertical distribution and marketing strategy. Each network will command a new audience and advertisement tied to the amount of monthly viewers, thus ultimately increasing Players Network’s advertising revenues.

Social media websites have continued to explode during the past few years, however many people have not heard of the hundreds of upcoming niche social networks. We plan to integrate all our websites with social elements in order to create communities and increase memberships. Increased membership would lead to increased web traffic and commerce opportunities that target the seventy billion dollar US gaming industry.

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

Currently there are over 7 billion interconnected devices that served up 535 billion videos in 2017 and are expected to grow to 14 billion devices by the end of 2018. This shift in consumer habits is breaking down the barriers of entry in the content business and allowing producers and publishers to distribute directly to its targeted audiences through key word searches.

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

Our Weed TV brand recently began developing original content as well as acquiring the rights to other marijuana related programming that includes documentaries, cooking shows, concerts, travel shows, growing shows, medical shows, political shows, financial shows and more. We have produced and aggregated over 350 original short video segments to feature documentaries that are owned or have rebroadcast rights by the Company.

Platform Strategy

Our goal is to leverage our enterprise platform to collaborate with industry experts and content producers in selected lifestyle and service fields in an effort to incubate digital business extensions with existing and new businesses by:

●	Continuing to look for partnerships to build new branded lifestyle categories.
●	Creating a brand identity as “the trusted name in gaming entertainment, education, information and services” that addresses the full spectrum of audience demographics within all of our destination channels;
●	Building an ever-expanding, valuable library of entertainment, instruction and information content that enables targeted audiences to connect with experts and insiders within any specific channel destination;
●	Leveraging our various distribution channels as a mechanism to bring value to our business relationships that attract consumers with the goal of building a strong customer base and community;
●	Gaining a broad and diversified audience base through our distribution arrangement with a major Cable provider, as well as other distribution channels, including linear programming via digital cable, internet and broadband, wireless, packaged media, video games, mobile media through cell phones and iPods, radio, publishing, and IPTV.
●	Grow the Company’s robust, proprietary database of gaming enthusiasts, and create lifestyle communities by offering deals, discounts, and prizes to our customers, while marketing our strategic partnerships and sponsors;
●	Offering advertisers a new content category with creative cross-platform advertising/sponsorship packages at reasonable rates in an environment of unique sexy content surrounded by sizzling attitude that delivers desirable demographics;
●	Continue to build technology to include mobile application that complements our strategy and existing media brand and objectives.
●	Build a lean management team with proven experience that can move quickly, control costs, rapidly create a broad range of high-quality content, and leverage significant long-term relationships in the media, entertainment and gaming industries enabling the Company to accelerate its market leadership.

Competition

Although we are unaware of any other company that is aimed exclusively at the MMJ lifestyle market, we face intense competition from a variety of other companies that develop and distribute MMJ lifestyle content, including (i) online broadband MMJ related media companies, (ii) MMJ cultivation and production business in Nevada, (iii) broadband connectivity companies, and (iv) other telecommunications companies. In addition, our services compete for a viewer’s time and entertainment resources with other forms of entertainment. For Weed TV, there are other Internet based content channels however they have an entirely different business model and are not focused on being a branding and marketing services destination that supports MME businesses.

Intellectual Property

We have a library of over 1,350 gambling and gaming lifestyle videos and 120 marijuana and weed related videos. We own the intellectual property rights in the programming and content that we produce. Moreover, the slogans, “WeedTV.com”, “Everybody wants to be a player” and “The only game in town” are registered trademarks of the Company with the United States Patent and Trademark Office (the “PTO”). “Players Network” is also a registered trademark with the PTO.

Governmental Approval and Regulation

Players Network does not believe that any governmental approvals are required to sell its media products or services. The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, governs the distribution of video programming by cable, satellite or over-the-air technology, through regulation by the Federal Communications Commission (“FCC”). However, because Players Network’s video distribution systems do not use any public rights of way, they are not classified as cable systems and are subject to minimal regulation. Thus, the FCC does not directly regulate the programming provided by the Company.

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

The Company was incorporated under the laws of the State of Nevada on March 16, 1993. Since inception, we have experienced operating losses on an on-going basis. For our fiscal year ended December 31, 2016, we incurred net losses of $1,701,810. As of such date, we had an accumulated deficit of $30,639,417. We expect our losses to continue for the foreseeable future. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

Our auditor has given us a “going concern” qualification, which questions our ability to continue as a going concern without additional financing.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2016 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. Management plans to try to increase sales and improve operating results through the expansion of the distribution channels of our programming with a view to increasing advertising and sponsorship revenues. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

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

Our current Officers and Directors currently own (directly or indirectly) approximately 20.1% of our outstanding common stock and 100% of our outstanding Series A and Series C Preferred Stock. Each share of common stock is entitled to one vote on stockholder matters, each share of Series A Preferred Stock is entitled to 25 votes and each share of Series C Preferred Stock is entitled to 50 votes on stockholder matters. Cumulative voting is not provided for in the election of directors. Accordingly, the holder or holders of a majority of our outstanding shares of voting stock may elect all of our directors. Management’s large percentage ownership of our outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs.

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

As of the date of this filing, twenty-eight states and the District of Columbia allow its citizens to use medical cannabis. Additionally, Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, and Washington, and the District of Columbia have legalized cannabis for adult recreational use, and additional recreational measures are expected to be pursued by other states in the future. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

Cannabis remains illegal under federal law and a change in federal enforcement practices could significantly and negatively affect our cannabis cultivation and production business.

Despite the development of a cannabis industry legal under state laws, state laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. However, the Obama Administration has effectively stated that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis. Yet, there is no guarantee that the Trump Administration will not change its stated policy regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

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

Participants in the cannabis industry have difficulty accessing the service of banks, which may make it difficult for us to operate.

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

We have both the ability as well as outstanding obligations to issue additional shares of common stock in the future. These include the following:

●	Our Amended and Restated 2004 Non-Qualified Stock Option Plan allows us to issue up to 25,000,000 shares of common stock and options. We currently have 15,549,728 shares of our common stock available for issuance under our Amended and Restated 2004 Non-Qualified Stock Option Plan;
●	There are 22,000,000 shares of common stock issuable pursuant to common stock options and warrants outstanding as of the date of this Annual Report;
●	There are 2,000,000 shares of common stock reserved for issuance upon conversion of 2,000,000 shares of outstanding Series A Preferred Stock;
●	There are 3,217,804 shares of common stock reserved for issuance upon conversion of convertible note payable held by WHC Capital.
●	There are 43,538,813 shares of common stock reserved for issuance upon conversion of another convertible note payable held by WHC Capital.

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

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. The Board, from the authorized capital of 25,000,000 preferred shares, has authorized and designated 2,000,000 shares of Series A and 12,000,0000 shares of Series C preferred stock, of which 2,000,000 shares and 12,000,000 shares are issued and outstanding, respectively. The previously designated Series B preferred stock was cancelled on July 17, 2015. The board of directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our shareholders. Such issuance could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

As of April 14, 2017, we had four convertible notes outstanding with a cumulative outstanding principal balance of $300,000. Repayment of the notes must be done at a premium to the then-outstanding balance, resulting in the need for approximately $535,000 in liquid capital. If, rather than repay these notes, we allow them to convert into our common stock, which conversions would be done at a discount to the market price of our common stock, all of which could be sold into the open market at the time of conversion. The potential dilutive effects of these conversions at various conversion prices below our most recent market price of $0.034 per share is as follows:

	100%	75%	50%	25%
	$0.034	$0.0255	$0.017	$0.0085

Potential dilutive shares	8,823,529	11,764,706	17,647,059	35,294,118

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

ITEM 2. PROPERTIES

Our executive offices are located at 1771 E. Flamingo Road, #201-A, Las Vegas, Nevada 89119. Our office space consists of approximately 2,800 square feet leased pursuant to a 3-year operating lease that expired on August 31, 2016, and is now on a month-to-month basis at a monthly payment of $3,191.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company’s Common Stock is currently quoted on the OTCQB tier of OTC Markets under the symbol “PNTV”. The following table sets forth the high and low bid prices for each quarter within the last two fiscal years. The source of these quotations is the OTCQB Trade Activity Report. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK
	MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2016:
Fourth Quarter	$0.0295	$0.0089
Third Quarter	$0.0141	$0.0023
Second Quarter	$0.0050	$0.0022
First Quarter	$0.0041	$0.0016
FISCAL YEAR ENDED DECEMBER 31, 2015
Fourth Quarter	$0.0029	$0.0013
Third Quarter	$0.0053	$0.0012
Second Quarter	$0.0239	$0.0022
First Quarter	$0.0268	$0.0081

(b) Holders of Common Stock

As of April 14, 2017, there were approximately 321 holders of record of the Company's Common Stock. As of April 14, 2017, the closing price of the Company's shares of common stock was $0.04 per share. ClearTrust, LLC (telephone: (813) 235-4490; facsimile: (813) 388-4549) is the registrar and transfer agent for our common stock.

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

Number of
securities
remaining
available for
future issuance
	Number		under equity
	of securities		compensation
	to be issued	Weighted-average	plans
	upon exercise	exercise price	(excluding
	of outstanding	of outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders(1)	13,350,000	0.06	-0-
Total:	13,350,000	$0.06	-0-

(1) Options to purchase 3 million shares of common stock at $0.08 per share over a two year period, and options to purchase 5 million shares of common stock at $0.01 per share over a one month period, which are now expired, were issued on June 1, 2016 pursuant to a debt financing. As of December 31, 2016, the Company had options outstanding exercisable for 13,350,000 shares of the Company’s common stock at a weighted average exercise price of $0.06 per share that were issued under the Company’s Amended and Restated 2004 Non-Qualified Stock Option Plan, which allows for the issuance of a total of 25,000,000 non-qualified stock options.

(e) Recent Sales of Unregistered Securities

The following sales of equity securities by the Company occurred during the three month period ended December 31, 2016:

Common Stock

Common Stock Sales

On October 14, 2016, the Company sold 1,500,000 shares of its common stock to an accredited investor in exchange for proceeds of $12,000.

Exercise of Warrants

On August 5, 2016, the Company issued 9,000,000 shares of its common stock pursuant to the exercise of an equal number warrants in exchange for proceeds of $45,000 that were used to repay the corresponding promissory note that was issued with the initial investment.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Outlook

Players Network was incorporated in the State of Nevada in March of 1993. Players Network is a vertically integrated company that is engaged in the development of digital networks, and is also actively pursuing the cultivation and processing of medical marijuana in North Las Vegas pursuant to two medical marijuana establishments (MME) licenses we were granted by the city of North Las Vegas for cultivation and production. The Company holds an 84.4% interest in Green Leaf Farms Holdings, LLC, which is a holding company formed to house our medical marijuana and recreational marijuana businesses. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels. The Company has launched its proprietary scalable NexGenTV technology platform. The platform is designed to deliver video content and develop digital social communities, including “Vegas On Demand TV”, “Real Vegas TV” and “Weed TV” on the media side of the business.

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

Weed TV launched on April 20, 2014, and was the Company’s third network to be launched. Weed TV is a Lifestyle Channel Destination powered by PNTV’s NexGenTV(SM) enterprise platform. Weed TV is a source of informational entertainment, products and services for people who relate to the marijuana lifestyle and social community. Weed TV content is available at www.weedtv.com

We plan for Weed TV to have other features by the middle of 2016 and adapt new technology that the other networks don’t have, including a directory of businesses that cater to the marijuana business, such as dispensaries, smoke shops, doctors, financial institutions, manufactures and more. These businesses will have a free basic listing and the ability to upgrade for an extra fee of approximately $500 per month, where they can build their own media channel using the ‘NexGenTV” Platform. We estimate this market is in excess of approximately 70,000 businesses and will continue to grow as more states legalize MME businesses. Our goal in 2017 is to begin to capture this market in an effort to increase our revenues.

We plan to use both Weed TV’s platform and original branded programming and events as a means to develop additional revenue streams, in addition to providing marketing and membership benefits of our social media platform. These revenue streams would be generated by branded entertainment, sponsorships for events, media placement, third party commissions for video and banner advertisements, merchandise and production sales and services.

Our enterprise platform is highly scalable and can efficiently deploy, manage and distribute videos with integrated revenue-generating tools that go beyond traditional advertising. On our platform, the viewer of a video is brought into a web environment encompassing the lifestyle represented within the video content where they may be presented with membership, merchandising, couponing, subscription, loyalty programs, contest and other marketing opportunities, including the integration of live events. The platform also integrates branded sponsorships, and a game-like virtual economy supported by our Cost Per Action (“CPA”) advertising network.

Our next-generation media network operates across all distribution platforms from TV screens to mobile devices, gaming consoles, computers and tablets. We have positioned ourselves to provide companies an affordable, turnkey, integrated solution. We have not yet generated revenues from our Platform, but plan to market our services to companies in 2017.

Through the cross-promotional integration of sponsored live events, contests and media creation and distribution, our platform can deliver a targeted audience that can be monetized in multiple ways. The platform is an engine that can grow as audience and page views increase. The platform also provides a self-perpetuating aggregation juncture where Las Vegas businesses and “insiders” can connect socially with their audience/customer.

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

The Cannabis Industry is one of the fastest growing markets in the America, and Nevada is uniquely positioned to become one of, if not the largest market in the country. It is projected that by the end of 2017 there will be 43,000 Nevada State issued medical marijuana cardholders. Of equal importance, is the fact that Nevada law offers reciprocity to Out-of-State medical cannabis cardholders. With nearly one million medical marijuana cardholders residing in states adjacent to Nevada, and more than 52 million annual visitors to Nevada, the market for medical marijuana is substantial, and with the recent passage of recreational marijuana laws that are expected to be implemented in the summer of 2017, Nevada is expected to generate $1.8 billion in revenue from cannabis in 2018. As large as the medical marijuana market is, it is dwarfed by the potential adult recreational marijuana market.

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

Future Outlook

Green Leaf plans to focus on developing high quality products and to employ a strong branding strategy to sell its custom cannabis strains. The quality and consistency of our branded products would help build consumer loyalty. The growing facility, with modular construction would allow us to scale efficiency from both a cost and operational standpoint.

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

Cash and Cash Equivalents

PNTV maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2016 and 2015.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from video production services on a project basis and subscriptions for video content. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. We had no debts expense during the years ended December 31, 2016 and 2015, respectively.

Cost Method of Accounting for Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Our investments which are accounted for on the cost method of accounting have been completely impaired previously, and no impairment expense was recognized during the years ended December 31, 2016 or 2015.

Deferred Television Costs

Deferred television costs included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company recognized $95,000 of revenues on November 1, 2012 with the completion of the first of three pilot episodes; and accordingly, recognized $75,617 of expenses related to the development of the pilot. The remaining $135,000 of revenues, and corresponding $116,454 of deferred television costs, were deferred and were recognized upon completion in 2016.

Deferred television costs consist of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Development and pre-production costs	$-	$-
In-production	-	68,264
Post production	-	48,190
Total deferred television costs	$-	$116,454

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company did not recognize any impairment losses on the disposal of fixed assets during the years ended December 31, 2016 and 2015.

Construction in Progress

The Company is constructing a grow house in its leased facility, which is scheduled to be operational during the second quarter of 2017, at which time depreciation will commence. As of December 31, 2016, the Company incurred and capitalized in Construction in Progress $239,220. The estimated cost to be incurred in 2016 and 2017 to complete construction of the grow house is approximately $1.7 million. The construction will be completed in phases and the portion of the $1.7 million incurred after the facility is initially operational will be capitalized separately as separate leasehold improvements, while the costs incurred to get the facility operational will begin to be depreciated upon commencement of operations.

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

Deferred revenues consist of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Deferred revenues on television pilot episodes	$-	$135,000

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $11,571 and $16,097 for the years ended December 31, 2016 and 2015, respectively.

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

The Company had no capitalized website development costs during the years ended December 31, 2016 and 2015 related to its internet television platforms pursuant to the development stage.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $431,500 and $460,191 for the years ended December 31, 2016 and 2015, respectively.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt the ASU in 2017.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 amended guidance regarding accounting for Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. When effective, this standard will replace most existing revenue recognition guidance in generally accepted accounting principles (“GAAP”). The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in GAAP. This guidance is required to be adopted by us in the first quarter of fiscal 2019 by either recasting all years presented in our financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are under Common Control. The amendments in this Update improve GAAP involving situations consisting of common control, wherein a single decision maker focuses on the economics to which it is exposed when determining whether it is the primary beneficiary of a variable interest entity (“VIE”) before potentially evaluating which party is most closely associated with the VIE. ASU 2016-17 is effective for public entities for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In August, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the impact of this ASU on the Company’s financial statements.

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

No other new accounting pronouncements, issued or effective during the year ended December 31, 2016, have had or are expected to have a significant impact on the Company’s financial statements.

Results of Operations for the Years Ended December 31, 2016 and December 31, 2015:

	For the Years Ended
	December 31,		Increase /
	2016	2015	(Decrease)
Revenues	$135,234	$764	$134,470

Direct Operating Costs	145,324	57,705	87,619
General and Administrative	1,078,409	819,658	258,751
Officer Salaries	175,673	228,330	(52,657)
Depreciation and Amortization	24,084	30,143	(6,059)

Total Operating Expenses	1,423,490	1,135,836	287,654

Net Operating (Loss)	(1,288,256)	(1,135,072)	153,184

Total other Income (Expense)	(475,552)	(983,413)	(507,861)

Net Loss	$(1,763,808)	$(2,118,485)	$(354,677)

Revenues:

During the years ended December 31, 2016 and 2015, we received revenues from the sale of in-home media, advertising fees and the recognition of deferred revenues on content development. Aggregate revenues for the year ended December 31, 2016 were $135,234, compared to revenues of $764 in the year ended December 31, 2015, an increase in revenues of $87,619, or 17,601%. Our revenues increased primarily due to the recognition of a total of $135,000 from the recognition of deferred revenues on pilot videos and a series of webisodes.

Direct Operating Costs:

Direct operating costs were $145,324 for the year ended December 31, 2016, compared to $57,705 for the year ended December 31, 2015, an increase of $87,619, or 152%. Our direct operating costs increased primarily due to the recognition of $116,454 of deferred television costs related to the completion of our pilot videos and a series of webisodes, as diminished by our decreased website development and content development costs as we no longer needed to develop our new media channel, Weed.tv media channel, which was launched during April of 2014, and just focused on maintaining our media channels and trying to market our services.

General and Administrative:

General and administrative expenses were $1,078,409 for the year ended December 31, 2016, compared to $819,658 for the year ended December 31, 2015, an increase of $258,751, or 32%. General and administrative expense increased primarily due to rent expenses and associated overhead on our new facility that is being developed in our subsidiary for our cannabis production and cultivation endeavors incurred during the year ended December 31, 2016, compared to the year ended December 31, 2015.

Officer Salaries:

Officer salaries expense totaled $175,673 for the year ended December 31, 2016, compared to $228,330 for the year ended December 31, 2015, a decrease of $52,657, or 23%. The decrease in officer salaries was primarily due to non-cash, stock based compensation bonuses issued to our board members during the year ended December 31, 2015, consisting of 3 million shares of common stock with a fair value of $49,200 that were not present during the comparative year ended December 31, 2016.

Depreciation and Amortization:

Depreciation and amortization expense was $24,084 for the year ended December 31, 2016, compared to $30,143 for the year ended December 31, 2015, a decrease of $6,059, or 20%. The decrease in depreciation and amortization was primarily due to some of our office equipment reaching the end of their depreciable lives. We expect depreciation and amortization to increase in 2017, as we place fixed asset additions in service and our construction in process is completed.

Net Operating Loss:

Net operating loss for the year ended December 31, 2016 was $1,288,256, or ($0.00) per share compared to a net operating loss of $1,135,072, or ($0.00) per share for the year ended December 31, 2015, an increase of $153,184, or 13%. Net operating loss increased primarily due to increased rent expenses and associated overhead on our new facility that is being developed in our subsidiary for our cannabis production and cultivation endeavors recognized in 2016 that wasn’t incurred in 2015.

Other Income (Expense):

Other income (expense) was $(475,552) for the year ended December 31, 2016 compared to $(983,413) for the year ended December 31, 2015, a decrease of $507,861, or 52%. Other income (expense) decreased on a net basis primarily due to the loss on disposal of fixed assets of $12,854 during the year ended December 31, 2015 that wasn’t incurred in 2016, the increased gain on debt extinguishments of $154,333 with our gain of $165,615 for the year ended December 31, 2016, compared to the gain of $11,282 during the comparative year ended December 31, 2015, and the decreased interest expense of $559,102 with interest expense of $409,648 during the year ended December 31, 2016, compared to interest expense of $968,750 during the year ended December 31, 2015, as diminished by the increased loss from the change in derivative liability of $231,519 during the year ended December 31, 2016, compared to the $13,091 change in derivative liability for the year ended December 31, 2015. These changes were primarily due to our aggressive attempts to settle convertible debts in substitute of more favorable financing opportunities to build out our operations.

Net Loss:

The net loss for the year ended December 31, 2016 was $1,763,808, or ($0.00) per share, compared to a net loss of $2,118,485, or ($0.01) per share, for the year ended December 31, 2015, a decreased net loss of $354,677, or 17%. Net loss decreased primarily due to decreased other expenses from our settlements of convertible debts in substitute of more favorable financing opportunities to build out our operations, as diminished by increased rent and overhead costs on our new facility that we intend to use to carry out our cannabis production and cultivation operations in Nevada.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2016 compared to December 31, 2015.

	December 31, 2016	December 31, 2015	Increase /(Decrease)
Total Assets	$498,617	$158,207	$340,410

Total Liabilities	$1,401,644	$2,247,086	$(845,442)

Accumulated (Deficit)	$(30,639,417)	$(28,937,607)	$1,701,810

Stockholders’ Equity (Deficit)	$(903,027)	$(2,088,879)	$(1,185,852)

Working Capital (Deficit)	$(1,131,646)	$(2,130,007)	$(998,361)

Sources and Uses of Cash

Our principal source of operating capital has been provided from debt financing, including in a reduced capacity, convertible debt financing, private sales of our common stock, and revenues from operations. At December 31, 2016, we had a negative working capital position of $(1,131,646). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through debt borrowings and common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of debt financing, although we may be able to obtain additional equity financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels, or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

Debt Instruments, Guarantees, and Related Covenants

Advances Received

On June 29, 2016, the Company received proceeds of $82,000 in anticipation of a partnership with an investment group that intended to partner with Green Leaf Farms Holdings to develop its MME businesses. The terms of the partnership agreement have not yet been finalized and it is likely that the advance will be repaid.

Debt financing

On November 21, 2016, the Company entered into a letter agreement with SK L-43, LLC (“SK L-43”) providing for the making of loans by the SK L-43 to the Company, at SK L-43’s option (i) in the aggregate principal amount of $925,000, and (ii) in the amounts of $1,500,000 each on or before each of April 1, 2017 and May 1, 2017. Advances under the letter agreement are unsecured; bear interest at a rate of 5% per annum, payable on December 31st of each year; mature two years from the making of the applicable Advance; and are subject to acceleration upon customary events of default set forth in the promissory notes. To date, SK L-43 has advanced to the Company the following loans:

$125,000 – November 02, 2016

$267,000 – November 21, 2016

$267,000 – December 02, 2016

$266,000 – December 19, 2016

Pursuant to the advances above, SK L-43 was issued warrants to purchase up to 92,500,002 shares of the Company’s common stock as additional consideration for making the loans at various exercise prices of $0.03 and $0.06 per share. For each additional loan of $1,500,000 each on or before each of April 1, 2017 and May 1, 2017, SK L-43 will also be entitled to additional warrants to purchase 42,857,142 shares of the Company’s common stock.

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

The warrants are callable if the stock averages 200% of the warrant strike price for any thirty (30) day trading period. The convertible debenture, bearing interest at 5% per annum, will mature 24 months after the full investment is realized, and is convertible into common stock at a 25% discount to the preceding 30 day average closing stock price. The Company is required at all times to have authorized and reserved the number of shares that is actually issuable upon full conversion of the note. The Company has received a total of $200,000 of payments on the funding agreement over various dates between August 15, 2016 and August 19, 2016.

On July 28, 2016, the Company received proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%), which matures on July 28, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date.

On June 24, 2016, the Company received proceeds of $30,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%), which matures on June 24, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date.

Convertible Debenture Repayment and Settlements

On September 22, 2016, the Company entered into a payoff agreement to pay WHC Capital, LLC a total of $100,000 in five installments ranging between $15,000 and $25,000 payable from October 21, 2016 through February 21, 2017 in satisfaction of a total of $114,002 of principal and unpaid interest on two convertible notes originally entered into with WHC on August 24, 2015 and August 19, 2014. As of December 31, 2016, the Company had paid a total of $30,000 on the settlement, as specified in the agreement.

On August 12, 2016, the Company entered into a settlement agreement to pay Vis Vires a total of $70,000 in four installments of $17,500 payable from August 6, 2016 through November 3, 2016 in satisfaction of the $64,000 of principal and all unpaid interest on the convertible note originally entered into with Vis Vires on May 1, 2015. The settlement was satisfied in full as of November 22, 2016.

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

We have utilized these funds to repay $80,890 of previously issued convertible debentures, $203,810 of negotiated settlements on previously outstanding convertible debentures and $251,304 on the build out of our cannabis production and cultivation facility, and comply with our regulatory reporting requirements. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in our industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

To conserve on the Company’s capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the year ended December 31, 2016, the Company granted a total of 37,900,000 shares of common stock and 6,250,000 shares of preferred stock valued at an aggregate of $431,500 in lieu of cash payments to employees and outside consultants, compared to the issuance of a total of 30,200,000 shares of common stock and 5,750,000 shares of preferred stock valued at an aggregate of $401,840 in lieu of cash payments to employees and outside consultants during the year ended December 31, 2015. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2017.

Satisfaction of Our Cash Obligations for the Next 12 Months

As of December 31, 2016, our cash on hand was $145,119. We believe we cannot satisfy our cash requirements for the next twelve months with our current cash on hand. Our operations are subject to attaining adequate financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our operations.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $2,500,000, of which we expect a portion will be satisfied with the issuance of stock based compensation in lieu of cash. We anticipate the purchase of a significant amount of equipment necessary to implement our medical marijuana operations. Should we be able to commence operations pursuant to our plans to enter into the medical marijuana business, we will also need to either, purchase or lease, a warehouse facility to produce marijuana pursuant to the license we were awarded by the City of North Las Vegas. We also would expect a significant addition to the number of employees. We have not yet begun to develop a facility to commence our medical marijuana operations, and are not now in a position to determine an approximate amount that would be necessary. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our planned operations. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from our Enterprise Technology Platform, is through convertible debt financing, the sale of shares of our common stock, third party financing, and/or traditional debt financing. We may continue to pay for services with shares of common stock in lieu of cash if financing is unavailable.

In the event we are not successful in obtaining financing, we may not be able to proceed with our business plan for the commercialization of our products and further research and development of new products. We anticipate that we will incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off- Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2016, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since
Mark Bradley	54	Chief Executive Officer, Principal Financial Officer and Chairman	1993
Michael Berk	70	President of Programming and Director	2000
Brett Pojunis	37	Director	2016

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we believe that during 2016 our Directors and executive officers did not comply with all Section 16(a) filing requirements. Specifically, Mr. Bradley, Mr. Berk and Mr. Pojunis failed to file Form 4’s with respect to the issuance of common shares in 2016.

To the Company’s knowledge, the following is a list of individuals that have not filed, or filed late, a report reflecting a change in ownership as required pursuant to Section 16(a) of the Securities Act of 1934:

Name of Individual	Number of Late Reports	Number of Transactions that Were Not Timely Reported

Mark Bradley	2	2

Michael Berk	1	1

Brett Pojunis	1	1

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company’s Audit Committee during 2016, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Compensation Committee

At this time, Mr. Pojunis is the only member of the committee and has performed in his role by reviewing our employment agreements with Mr. Bradley and Mr. Berk. The board of directors intends to add additional members to the compensation committee and expects it to consist of solely of independent members. Until more members are appointed to the compensation committee, our entire board of directors will review all forms of compensation provided to any new executive officers, directors, consultants and employees, including stock compensation and options.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the years ended December 31, 2016 and 2015:

Summary Compensation Table

Name and
Principal			Stock	Option
Position	Year	Salary	Awards	Awards	All Other	Total
(a)	(b)	(c)	(e)(1)	(f)(1)	Compensation	Compensation
Mark Bradley,	2016	$54,923	$309,000	$-0-	$-0-	$363,923
Chief Executive Officer	2015	$161,880	$41,850	$-0-	$-0-	$203,730

Michael Berk,	2016	$-0-	$15,000	$-0-	$-0-	$15,000
President of Programming	2015	$-0-	$24,600	$-0-	$-0-	$24,600

(1)	The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2016 and 2015, in accordance with FASB ASC 718-10 of awards of stock and stock options. Assumptions used in the calculation of this amount are included in the footnotes to our audited financial statements for the fiscal year ended December 31, 2016, included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the value of all unexercised options previously awarded to the Named Executive Officers at the fiscal year ended December 31, 2016.

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

Director Compensation

The table below summarizes the compensation paid, or accrued to non-employee directors for the year ended December 31, 2016.

	Fees Earned	Stock	Option	All Other
	or Paid	Awards	Awards	Compensation	Total
Name	in Cash	($)	($)	($)	($)
(a)	(b)	(c) (1)	(d)	(g)	(h)
Brett Pojunis	$40,500	$15,000	$-0-	-0-	$55,500

(1)	On September 2, 2016, the Company granted Brett Pojunis 3,000,000 shares of common stock, respectively, in exchange for services rendered as a director.

The amounts in columns (c) and (d) reflect the fair value dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2016, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2016. Assumptions used in the calculation of this amount are included in the footnotes to our audited financial statements for the year ended December 31, 2016 included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2017, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2017 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o Players Network, 1771 E. Flamingo Road, #201-A, Las Vegas, NV 89119.

			Series A		Series C
	Common Stock		Preferred Stock(9)		Preferred Stock(10)
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class(3)	Number of Shares	% of Class(4)	Total Voting Power(8)
Officers and Directors:
Mark Bradley, CEO and Director(5)	92,776,652	16.3%	1,000,000	50%	12,000,000	100%	58.1%
Michael Berk, President of Programming and Director(6)(7)	10,880,527	2.0%	1,000,000	50%	-	-	3.0%
Brett Pojunis, Director	10,800,000	2.0%	-	-	-	-	*
Directors and Officers as a Group (3 persons)	114,457,179	20.1%	2,000,000	100%	12,000,000	100%	62.0%
5% Holders:
SK L-43, LLC(11)(12)	92,500,002	14.5%	-	-	-	-	-

* less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock, Series A Preferred Stock or Series C Preferred Stock owned by such person.

(2) Percentage of beneficial ownership is based upon 547,394,239 shares of Common Stock outstanding as of March 31, 2017. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of March 31, 2017, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3) Percentage of beneficial ownership is based upon 2,000,000 shares of Series A Preferred Stock outstanding as of March 31, 2017.

(4) Percentage of beneficial ownership is based upon 12,000,000 shares of Series C Preferred Stock outstanding as of March 31, 2017.

(5) Includes stock options and warrants to purchase 8,000,000 shares of Common Stock exercisable within 60 days of March 31, 2017 and 25,000 shares held for the benefit of Mr. Bradley’s minor daughter.

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

(11) Consists of warrants to purchase 92,500,002 shares of Common Stock exercisable at prices ranging from $0.03 to $0.06 per share.

(12) Sk L-43, LLC is principally owned by Bruce Seyburn and Neil Fetter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Our Common Stock is currently quoted on the OTCQB. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors. Our Board of Directors has determined that Mr. Pojunis is “independent” in accordance with the NASDAQ Global Market’s requirements.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended December 31, 2016 and 2015, respectively.

	For the Years Ended
	December 31,
	2016	2015
Audit fees:	$34,000	$34,500
Audit-related fees:	-	-
Tax fees:	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$34,000	$34,500

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

We do not have an Audit Committee. Our board of directors acted as the Company’s Audit Committee during fiscal 2016, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

Pre-Approval Policies and Procedure for Audit and Permitted Non-Audit Services

The Company has not adopted any written pre-approval policies or procedures as described in paragraph (c)(7)(i) of Rule 2.01 of Regulation S-X. All audit and permissible non-audit services in 2016 and 2015 were pre-approved by the Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1	March 26, 1998 – Articles of Incorporation (incorporated by reference to Exhibit 2.(A)(1) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.2	March 26, 1998 – Bylaws of the Company (incorporated by reference to Exhibit 2.(A)(2) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.3	June 9, 1994 – Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State (incorporated by reference to Exhibit 5.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

3.4	June 4, 2007 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 8, 2007)

3.5	May 6, 2013 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

3.6	July 8, 2014 - Articles of Incorporation for Green Leaf Farms Holdings, Inc. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

3.7	July 18, 2014 - Articles of Organization for Green Leaf Medical, LLC. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

4.1	August 31, 2004 – 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

4.2	November 29, 2006 – 2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on January 18, 2007)

4.3	July 24, 2007 – Certificate of Designation for Series A Preferred Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on July 26, 2007)

4.4	July 22, 2009 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

4.5	December 16, 2013 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on December 17, 2013)

4.6	November 21, 2016 – Form of Warrant Agreement (Initial Warrant) under letter agreement between Players Network and SK L-43, LLC (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on November 30, 2016)

4.7	November 21, 2016 – Form of Warrant Agreement (Additional Warrant) under letter agreement between Players Network and SK L-43, LLC (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on November 30, 2016)

10.1	June 24, 2016 – Convertible Promissory Note (Steve Howard) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.2	June 1, 2016 – Settlement Agreement Promissory Note (Ziad Gappy) (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.3	August 12, 2016 – Settlement Agreement & Release by and between Vis Vires Group, Inc. and Players Network (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.4	August 15, 2016 – Definitive Funding Agreement by and between RxMM Health Limited and Players Network (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.5	August 15, 2016 – 5% Convertible Debenture by and between RxMM Health Limited and Players Network (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.6	August 15, 2016 – Stock Purchase Warrant Agreement by and between RxMM Health Limited and Players Network (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.7	January 29, 2016 – Joint Construction & Development Agreement by and between mCig, Inc. and Green Leaf Farms Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.8	March 4, 2016 – Lease Agreement by and between Belmont NLV, LLC and Green Leaf Farms Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.9	January 6, 2016 – Stock Subscription Agreement by and between NF Associates, LLC and Players Network (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.10	March 2, 2016 – Stock Subscription Agreement by and between SCP Investors, LLC and Players Network (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.11	March 8, 2016 – Promissory Note (SCP Investors, LLC) (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.12	January 4, 2016 – Settlement Agreement and Release by and between JSJ Investments, Inc. and Players Network (JSJ Settlement) (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.13	December 28, 2015 – Debt Settlement Agreement by and between TJC Trading, LLC and Players Network (TJC Settlement) (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.14	January 21, 2016 – Payoff Agreement by and between Tangiers Investment Group, LLC and Players Network (TIG Settlement) (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.15	November 21, 2016 – Letter Agreement between Players Network and SK L-43, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on November 30, 2016)

10.16	November 21, 2016 – Form of Promissory Note under letter agreement between Players Network and SK L-43, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on November 30, 2016)

21.1*	Subsidiaries

31.1*	Certification of Mark Bradley, Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Mark Bradley, Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Players Network

We have audited the accompanying consolidated balance sheets of Players Network as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years in the two-year period ended December 31, 2016. Players Network’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Players Network as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 17, 2017

PLAYERS NETWORK

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets

Current assets:
Cash	$145,119	$-
Deferred television costs	-	116,454
Other current assets	85,150	625
Total current assets	230,269	117,079

Fixed assets, net	29,128	41,128
Construction in progress	239,220	-

Total Assets	$498,617	$158,207

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Checks drawn in excess of available funds	$-	$2,154
Accounts payable	298,861	344,407
Accrued expenses	293,418	332,235
Deferred revenues	-	135,000
Deferred rent obligations	15,656	2,148
Settlements payable	70,000	-
Convertible debentures, net of discounts of $241,634 and $287,802 at December 31, 2016 and 2015, respectively	58,366	384,138
Short term debt, net of discounts of $60 and $-0- at December 31, 2016 and 2015, respectively	142,940	8,500
Derivative liabilities	482,674	1,038,504
Total current liabilities	1,361,915	2,247,086

Long term debt, net of discounts of $885,271 and $-0- at December 31, 2016 and 2015, respectively	39,729	-
Total Liabilities	1,401,644	2,247,086

Stockholders’ (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series C convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 12,000,000 and 5,750,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	12,000	5,750
Common stock, $0.001 par value, 600,000,000 shares authorized; 524,394,239 and 351,827,400 shares issued and outstanding at December 31, 2016 and 2015, respectively	524,394	351,827
Additional paid-in capital	29,463,343	26,703,900
Subscriptions payable, consisting of 1,000,000 and -0- shares at December 31, 2016 and 2015, respectively	11,400	-
Accumulated (deficit)	(30,639,417)	(28,937,607)
	(626,280)	(1,874,130)
Noncontrolling Interest	(276,747)	(214,749)
Total Stockholders’ (Deficit)	(903,027)	(2,088,879)

Total Liabilities and Stockholders’ (Deficit)	$498,617	$158,207

The accompanying notes are an integral part of these consolidated financial statements.

PLAYERS NETWORK

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2016	2015

Revenue:	$135,234	$764

Expenses:
Direct operating costs	145,324	57,705
General and administrative	1,078,409	819,658
Officer salaries	175,673	228,330
Depreciation and amortization	24,084	30,143
Total operating expenses	1,423,490	1,135,836

Operating loss	(1,288,256)	(1,135,072)

Other income (expense):
Loss on disposal of fixed assets	-	(12,854)
Gain on debt extinguishment, net	165,615	11,282
Interest expense	(409,648)	(968,750)
Change in derivative liabilities	(231,519)	(13,091)
Total other income (expense)	(475,552)	(983,413)

Net loss	$(1,763,808)	$(2,118,485)
Less: Net loss attributable to the noncontrolling interest	61,998	29,520
Net loss attributable to Players Network	$(1,701,810)	$(2,088,965)

Weighted average number of common shares outstanding - basic and fully diluted	428,311,253	265,226,745

Net loss per share - basic and fully diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

PLAYERS NETWORK

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

													Total
	Series A		Series B		Series C				Additional				Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Interest	(Deficit)

Balance, December 31, 2014	2,000,000	$2,000	4,349,339	$4,349	-	$-	179,271,304	$179,271	$25,041,295	$19,238	$(26,848,642)	$(185,229)	$(1,787,718)

Shares issued for cash	-	-	-	-	-	-	10,300,000	10,300	(1,300)	-	-	-	9,000

Shares issued for services	-	-	-	-	-	-	19,700,000	19,700	133,540	-	-	-	153,240

Shares issued for services, related parties	-	-	-	-	5,750,000	5,750	10,500,000	10,500	232,350	-	-	-	248,600

Shares issued for conversion of debts	-	-	-	-	-	-	127,050,022	127,050	323,921	(19,238)	-	-	431,733

Shares issued on forbearance agreement	-	-	-	-	-	-	656,735	657	9,851	-	-	-	10,508

Shares exchanged pursuant to settlement agreement	-	-	(4,349,339)	(4,349)	-	-	4,349,339	4,349	47,843	-	-	-	47,843

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	-	-	916,400	-	-	-	916,400

Net loss for the year ended December 31, 2015											(2,088,965)	(29,520)	(2,118,485)

Balance, December 31, 2015	2,000,000	$2,000	-	$-	5,750,000	$5,750	351,827,400	$351,827	$26,703,900	$-	$(28,937,607)	$(214,749)	$(2,088,879)

Shares issued for cash	-	-	-	-	-	-	56,250,000	56,250	242,600	-	-	-	298,850

Shares issued for services	-	-	-	-	-	-	8,500,000	8,500	72,600	11,400	-	-	92,500

Shares issued for services, related parties	-	-	-	-	6,250,000	6,250	29,400,000	29,400	303,350	-	-	-	339,000

Shares issued for conversion of debts	-	-	-	-	-	-	78,416,839	78,417	142,769	-	-	-	221,186

Contributed capital, debt settlement payment	-	-	-	-	-	-	-	-	14,000	-	-	-	14,000

Warrants issued for debt financing	-	-	-	-	-	-	-	-	931,996	-	-	-	931,996

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	-	-	1,052,128	-	-	-	1,052,128

Net loss for the year ended December 31, 2016											(1,701,810)	(61,998)	(1,763,808)

Balance, December 31, 2016	2,000,000	$2,000	-	$-	12,000,000	$12,000	524,394,239	$524,394	$29,463,343	$11,400	$(30,639,417)	$(276,747)	$(903,027)

The accompanying notes are an integral part of these consolidated financial statements.

PLAYERS NETWORK

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,701,810)	$(2,088,965)
Minority interest in net loss	(61,998)	(29,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24,084	30,143
Loss on disposal of fixed assets	-	12,854
Gain on debt extinguishment, net	(161,343)	(11,282)
Change in fair market value of derivative liabilities	231,519	13,091
Amortization of debt discounts	357,612	820,287
Stock issued for services	92,500	211,591
Stock issued for compensation, related party	339,000	248,600
Decrease (increase) in assets:
Deferred television costs	116,454	-
Other current assets	(84,525)	3,350
Increase (decrease) in liabilities:
Checks drawn in excess of available funds	(2,154)	2,154
Accounts payable	(45,546)	79,684
Accrued expenses	96,972	201,309
Deferred revenue	(135,000)	-
Deferred rent obligations	13,508	(2,284)
Settlements payable	(203,810)	-
Net cash used in operating activities	(1,124,537)	(508,988)

Cash flows from investing activities
Proceeds received from sale of fixed assets	-	4,400
Purchase of fixed assets and construction in progress	(251,304)	(17,254)
Net cash used in investing activities	(251,304)	(12,854)

Cash flows from financing activities
Proceeds from convertible debentures	265,000	429,000
Repayment of convertible debentures	(80,890)	(111,200)
Proceeds from short term debt	1,088,000	8,500
Repayment of short term debt	(50,000)	(8,125)
Payments on debt issuance costs	-	(12,500)
Proceeds from sale of common stock	298,850	9,000
Net cash provided by financing activities	1,520,960	314,675

Net increase (decrease) in cash	145,119	(207,167)
Cash - beginning	-	207,167
Cash - ending	$145,119	$-

Supplemental disclosures:
Interest paid	$328	$46,342
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Contributed capital, debt settlement payment	$14,000	$-
Convertible debts settled with cash repayment agreements	$320,000	$-
Value of debt discounts	$257,379	$524,626
Value of shares issued for conversion of debt	$221,186	$431,733
Value of warrants issued with short term debt	$939,396	$-
Value of derivative adjustment due to debt conversions	$1,052,128	$916,400
Advance exchanged for promissory note	$25,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Players Network (Stock Symbol: PNTV) was incorporated in the State of Nevada in March of 1993. Players Network is a vertically integrated diversified company that is engaged in the development of digital networks, and is actively pursuing the cultivation and processing of medical marijuana in North Las Vegas pursuant to two medical marijuana establishments (MME) licenses we were granted by the city of North Las Vegas for cultivation and production. The Company holds an 84.4% interest in Green Leaf Farms Holdings, LLC, which is a holding company formed to house our medical marijuana business. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels with content focused toward Las Vegas entertainment, gaming and medical marijuana interests. The Company has launched in its alpha stage a proprietary scalable NexGenTV technology platform (“Platform”). The Platform is a content management system that designed to deliver and manage video content with integrated digital social communities, including “Vegas On Demand TV”, “Real Vegas TV” and “Weed TV” on the media side of the business that will help streamline the delivery of content to our distribution partners.

On July 8, 2014, we formed a subsidiary, Green Leaf Farms Holdings, Inc. (“GLFH”), in which we retained 83% ownership, with the remaining 17% held by key experts and advisors. An additional 1.6% was sold to an investor on December 8, 2014 and 3% was transferred back from a founding member on December 2, 2015, giving PNTV 84.4% ownership and minority interests ownership of 15.6%. The subsidiary has been formed as a holding company to potentially own additional subsidiaries that may operate medical marijuana related businesses. These additional subsidiaries have yet to be formed, and, or, acquired. We had applied for a Medical Marijuana Dispensary special use permit with the City of Las Vegas, and Cultivation and Processing special use permits in North Las Vegas and a license for all permits in the State of Nevada, and have currently been granted the two special use permits in North Las Vegas, however there can be no assurance we will be able to conduct these operations. As such, there is a risk that we may not be able to expand our operations into this field as intended.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity	Incorporation	Relationship	Reference
Players Network(1)	Nevada	Parent	PNTV
Green Leaf Farms Holdings, Inc.(2)	Nevada	Subsidiary	GLFH

(1)Players Network entity is in the form of a Corporation.

(2)Majority-owned subsidiary formed on July 8, 2014, in which PNTV retained 84% ownership, with the remaining 16% held by key experts and advisors. An additional 1.6% was sold to an investor on December 8, 2014 and 3% was transferred back from a founding member on December 2, 2015, giving PNTV 85.4% ownership and minority interests ownership of 14.6%.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, PNTV and subsidiary, GLFH will be collectively referred to herein as the “Company”, “Players Network” or “PNTV”. The Company’s headquarters are located in Las Vegas, Nevada and substantially all of its customers are within the United States.

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

Cash and Cash Equivalents

PNTV maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2016 and 2015.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from video production services on a project basis and subscriptions for video content. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. We had no debts expense during the years ended December 31, 2016 and 2015, respectively.

Cost Method of Accounting for Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Our investments which are accounted for on the cost method of accounting have been completely impaired previously, and no impairment expense was recognized during the years ended December 31, 2016 or 2015.

Deferred Television Costs

Deferred television costs included direct production and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead is not included as the Company outsources its production costs to third party vendors. Capitalized television production costs for each pilot episode are to be expensed as revenues are recognized upon delivery and acceptance of the completed pilot episodes using the individual-film-forecast-computation method for each television show produced. The Company recognized $95,000 of revenues on November 1, 2012 with the completion of the first of three pilot episodes; and accordingly, recognized $75,617 of expenses related to the development of the pilot. The remaining $135,000 of revenues, and corresponding $116,454 of deferred television costs, were deferred and were recognized upon completion in 2016.

Deferred television costs consist of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Development and pre-production costs	$-	$-
In-production	-	68,264
Post production	-	48,190
Total deferred television costs	$-	$116,454

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company did not recognize any impairment losses on the disposal of fixed assets during the years ended December 31, 2016 and 2015.

Construction in Progress

The Company is constructing a grow house in its leased facility, which is scheduled to be operational during the second quarter of 2017, at which time depreciation will commence. As of December 31, 2016, the Company incurred and capitalized in Construction in Progress $239,220. The estimated cost to be incurred in 2016 and 2017 to complete construction of the grow house is approximately $1.7 million. The construction will be completed in phases and the portion of the $1.7 million incurred after the facility is initially operational will be capitalized separately as separate leasehold improvements, while the costs incurred to get the facility operational will begin to be depreciated upon commencement of operations.

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

Deferred revenues consist of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Deferred revenues on television pilot episodes	$-	$135,000

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $11,571 and $16,097 for the years ended December 31, 2016 and 2015, respectively.

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

The Company had no capitalized website development costs during the years ended December 31, 2016 and 2015 related to its internet television platforms pursuant to the development stage.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $431,500 and $460,191 for the years ended December 31, 2016 and 2015, respectively.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt the ASU in 2017.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 amended guidance regarding accounting for Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. When effective, this standard will replace most existing revenue recognition guidance in generally accepted accounting principles (“GAAP”). The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in GAAP. This guidance is required to be adopted by us in the first quarter of fiscal 2019 by either recasting all years presented in our financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are under Common Control. The amendments in this Update improve GAAP involving situations consisting of common control, wherein a single decision maker focuses on the economics to which it is exposed when determining whether it is the primary beneficiary of a variable interest entity (“VIE”) before potentially evaluating which party is most closely associated with the VIE. ASU 2016-17 is effective for public entities for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In August, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the impact of this ASU on the Company’s financial statements.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No other new accounting pronouncements, issued or effective during the year ended December 31, 2016, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($30,639,417), and as of December 31, 2016, the Company’s current liabilities exceeded its current assets by $1,131,646 and its total liabilities exceeded its total assets by $903,027. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Officer compensation expense was $175,673 and $228,330 at December 31, 2016 and 2015, respectively. The balance owed was $31,343 and $64,624 at December 31, 2016 and 2015, respectively.

Board of Directors

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2016 and 2015, respectively:

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$145,119	$-	$-
Total assets	145,119	-	-
Liabilities
Convertible debentures, net of discounts of $241,634	-	-	58,366
Short term debt, net of discounts of $60	-	142,940	-
Long term debt, net of discounts of $885,271	-	-	39,729
Derivative liability	-	-	482,674
Total liabilities	-	142,940	580,769
	$145,119	$(142,940)	$(580,769)

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$-	$-	$-
Total assets	-	-	-
Liabilities
Convertible debentures, net of discounts of $287,802	-	-	384,138
Short term debt	-	8,500	-
Derivative liability	-	-	1,038,504
Total liabilities	-	8,500	1,422,642
	$-	$(8,500)	$(1,422,642)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2016 and 2015.

Level 2 liabilities consist of a total face value of $143,000 and $8,500 of short term unsecured promissory notes. Debt discounts of $60 and $-0- was recognized at December 31, 2016 and 2015, respectively.

Level 3 liabilities consist of a total face value of $1,225,000 and $671,940 of convertible debentures and the related derivative liability as of December 31, 2016 and 2015, respectively. Debt discounts of $1,126,905 and $287,802 was recognized at December 31, 2016 and 2015, respectively.

Note 5 – Subsidiary Formation

OOn July 8, 2014, we formed a subsidiary, Green Leaf Farms Holdings, Inc. (“GLFH”), in which we retained 84% ownership, with the remaining 16% held by key experts and advisors, of which 15% was distributed to individuals as compensation for their services, including 3% to Mr. Bradley, CEO and 1% to Mr. Berk, President of Programming, and an additional 1% was sold to one of those individuals for $60,000. An additional 1.6% was sold to an investor on December 8, 2014 and 3% was transferred back from a founding member on December 2, 2015, giving PNTV 85.4% ownership and minority interests ownership of 14.6%. The subsidiary has been formed as a holding company to potentially own additional subsidiaries that may operate medical marijuana related businesses. These additional subsidiaries have yet to be formed, and, or, acquired. We had applied for a Medical Marijuana Dispensary special use permit with the City of Las Vegas, and Cultivation and Processing special use permits in North Las Vegas and a license for all permits in the State of Nevada, and have currently been granted the two special use permits in North Las Vegas, however there can be no assurance we will be able to conduct these operations. As such, there is a risk that we may not be able to expand our operations into this field as intended.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Other Current Assets

Other current assets included the following as of December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015
Security deposit, facility lease	$50,000	$-
Prepaid expenses	35,150	625
	$85,150	$625

Note 7 – Fixed Assets and Construction in Progress

Fixed assets consist of the following at December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015
Office equipment	$60,968	$48,884
Website development costs	99,880	99,880
Furniture and fixtures	2,730	2,730
Total	163,578	151,494
Less accumulated depreciation	(134,450)	(110,366)
Fixed assets, net	$29,128	$41,128

Construction in progress is stated at cost, which includes the cost of construction and other indirect costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at December 31, 2016, represents leasehold improvements under construction. As of December 31, 2016, the Company incurred and capitalized in Construction in Progress $239,220.

Depreciation and amortization expense totaled $24,084 and $30,143 for the years ended December 31, 2016 and 2015, respectively.

On November 9, 2015, the Company sold plastic injection molding equipment with a net book value of $6,500 for net proceeds of $4,400, resulting in a loss on disposal of $2,100. In addition, a total of $10,754 of warehouse equipment was disposed of on November 30, 2015, resulting in a total loss on disposal of fixed assets of $12,854 for the year ended December 31, 2015.

Note 8 – Accrued Expenses

Accrued expenses included the following as of December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015
Accrued payroll, officers	$31,343	$64,624
Accrued payroll and payroll taxes	135,234	135,234
Accrued interest	21,841	89,377
Advances	105,000	43,000
	$293,418	$332,235

Note 9 – Settlements Payable

Settlements payable consisted of $70,000 and $-0- owed to WHC Capital, LLC as of December 31, 2016 and 2015, respectively.

On September 22, 2016, the Company entered into a payoff agreement to pay WHC Capital, LLC a total of $100,000 in five installments ranging between $15,000 and $25,000 payable from October 21, 2016 through February 21, 2017 in satisfaction of a total of $114,002 of principal and unpaid interest on two convertible notes originally entered into with WHC on August 24, 2015 and August 19, 2014. As of December 31, 2016, the Company had paid a total of $30,000 on the settlement, as specified in the agreement.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 12, 2016, the Company entered into a settlement agreement to pay Vis Vires a total of $70,000 in four installments of $17,500 payable from August 6, 2016 through November 3, 2016 in satisfaction of the $64,000 of principal and all unpaid interest on the convertible note originally entered into with Vis Vires on May 1, 2015. The settlement was satisfied in full as of November 22, 2016.

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

Note 10 – Convertible Debentures

Convertible debentures consist of the following at December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015
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

The warrants are callable if the stock averages 200% of the warrant strike price for any thirty (30) day trading period. The convertible debenture, bearing interest at 5% per annum, will mature 24 months after the full investment is realized, and is convertible into common stock at a 25% discount to the preceding 30 day average closing stock price. The Company is required at all times to have authorized and reserved the number of shares that is actually issuable upon full conversion of the note. The Company has received the following payments on the funding agreement:
$ 25,000 – August 19, 2016
$ 175,000 – August 15, 2016	$200,000	$-

On July 28, 2016, the Company received proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) (“First EJR Note”), which matures on July 28, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date (the “Variable Conversion Price”). The Company is required at all times to have authorized and reserved the number of shares that is actually issuable upon full conversion of the note.	35,000	-

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 24, 2016, the Company received proceeds of $30,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) (“First SH Note”), which matures on June 24, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date (the “Variable Conversion Price”). In the event of default, the outstanding principal, unpaid interest and liquidated damages and fees immediately prior to the occurrence of the event of default shall become immediately due and payable in cash, at the Lender’s election, at a premium default rate determined by dividing the outstanding amount by the Variable Conversion Price on the date of default. The Company is required at all times to have authorized and reserved the number of shares that is actually issuable upon full conversion of the note.	30,000	-

On September 17, 2015, the Company received proceeds of $22,500 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) with a face value of $25,000 (“Second TJC Note”), which matures on September 16, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $105,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date (the “Variable Conversion Price”). If at any time while this note is outstanding, the lowest closing traded price is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) Variable Conversion Price or (2) $0.00001 until the note is no longer outstanding. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that was expensed as interest. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default. The Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. On January 6, 2016, the Company repaid the first and second TJC convertible notes with an aggregate payment of $51,000 in satisfaction of a total of approximately $50,890 of principal and $1,229 of interest, resulting in a gain of $1,119 on the debt extinguishment. The convertible promissory notes were subsequently cancelled as paid in full.	-	25,000

On September 17, 2015, the Company issued an unsecured replacement convertible promissory note in exchange for Second Group 10 Note, bearing interest at eight percent (8%) with a face value of $29,404 (“First TJC Note”), which matured on September 17, 2015. TJC Trading, LLC had acquired the promissory note from Group 10 Holdings, LLC, consisting of $26,750 of outstanding principal and $2,654 of interest. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing traded prices during the fifteen (15) trading days prior to the conversion request date (the “Variable Conversion Price”). If at any time while this note is outstanding, the lowest closing traded price is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) Variable Conversion Price or (2) $0.00001 until the note is no longer outstanding. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default. The Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. On December 24, 2015, the note holder elected to convert a total of $3,513 of principal in exchange for 3,660,000 shares. As disclosed above, on January 6, 2016, the Company repaid the first and second TJC convertible notes with an aggregate payment of $51,000 in satisfaction of a total of approximately $50,890 of principal and $1,229 of interest, resulting in a gain of $1,119 on the debt extinguishment. The convertible promissory notes were subsequently cancelled as paid in full.	-	25,890

On August 24, 2015, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (10%) with a face value of $66,000 (“Third WHC Note”), which matures on August 24, 2016. The financing carries a total face value of $66,000 and a $6,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $6,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 50 million shares of common stock for potential conversions. The remaining balance of $66,000 was settled pursuant to a settlement agreement on September 22, 2016.	-	66,000

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 25, 2015, the Company received net proceeds of $105,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $115,500 (“Fourth Vista Note”), which matured on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carried a $10,500 Original Issue Discount that was being amortized over the life of the loan on the straight line method, which approximated the effective interest method. The Company had to reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note. On November 3, 2016, the note holder elected to convert $86,709 of principal in exchange for 12,182,508 shares. The remaining balance of $28,791 was forgiven, along with $18,834 of unpaid interest.	-	115,500

On June 24, 2015, the Company issued an 8% interest bearing; unsecured convertible promissory note with a face value of $119,052 (“First Collier Note”), which matures on June 23, 2017 in exchange for the cancellation of three outstanding JMJ Notes, consisting of an aggregate of $108,492 of principal and $10,560 of interest, that were acquired by Collier Investments, LLC. The principal and interest is convertible into shares of common stock at 70% of the lowest volume weighted average price (“VWAP”) over the 20 days prior to conversion. The note includes prepayment cash redemption penalties of 145% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. On August 4, 2015, the note holder elected to convert a total of $40,600 of principal in exchange for 20,000,000 shares. The Company must at all times reserve at least 100 million shares of common stock for potential conversions. Upon default, 145% of outstanding principal and interest shall be due immediately. On March 2, 2016, the Company repaid $30,000 of principal on the First Collier Note, and an additional $20,000 of principal was forgiven on the Second Vista Capital Note that are held by common ownership. On various dates between June 15, 2016 and September 22, 2016, the note holder elected to convert a total of $57,975, consisting of $48,451 of principal and $9,524 of interest, in exchange for 28,813,364 shares.	-	78,452

On June 15, 2015, the Company received net proceeds of $15,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $16,500 (“Third Vista Note”), which matured on June 1, 2016, as part of a larger financing agreement that enabled the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carried a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $1,500 Original Issue Discount that was amortized over the life of the loan on the straight line method, which approximated the effective interest method. The Company had to reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note. On November 3, 2016, the note holder agreed to forgive the remaining balance of $16,500, along with $2,745 of unpaid interest.	-	16,500

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 15, 2015, the Company received net proceeds of $60,000 in exchange for an 8% interest bearing; unsecured convertible promissory note dated May 1, 2015 with a face value of $64,000 (“First Vis Vires Note”), which matured on February 5, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 61% of the average of the three (3) lowest closing bid prices over the 10 days prior to conversion. The note includes various prepayment penalties ranging from 112% through 130%, and default provisions of 150% of the then outstanding principal and interest, and an interest rate of 22% thereafter. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 59 million shares of common stock for potential conversions. The remaining balance of $64,000 was settled, along with $6,000 of unpaid interest pursuant to a settlement agreement on July 26, 2016.	-	64,000

On March 11, 2015, the Company received net proceeds of $70,000 in exchange for a 12% interest bearing; unsecured convertible promissory note dated March 2, 2015 with a face value of $75,000 (“First JSJ Note”), which matured on September 2, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of: (i) 58% of the average of the two (2) lowest closing prices over the 10 days prior to conversion; or (ii) 58% of the average of the two (2) lowest closing prices over the 10 days prior to the execution of the note (which was $0.008932). The note includes prepayment cash redemption penalties between 25% and 40% of outstanding principal and interest, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 30 million shares of common stock for potential conversions. On January 4, 2016, the Company entered into a settlement agreement with JSJ Investments. Pursuant to the agreement, the Company is obligated to repay a total of $70,000 in six monthly installments of approximately $11,667 from January 21, 2016 through June 21, 2016 in satisfaction of a total of approximately $82,564, consisting of $75,000 of principal and $7,564 of interest on the First JSJ Note. Commensurate with the settlement, the outstanding debt and interest was reclassified to Settlements Payable and a gain on debt extinguishment of $12,564 was realized.	-	75,000

On February 5, 2015, the Company received net proceeds of $50,000 with a face value of $53,750 that carries an 8% interest rate (“Second Tangiers Note”), which matured on February 5, 2016. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid, whereby $75,250 was previously advanced with the initial execution of the note on October 13, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On January 21, 2016, the Company entered into a settlement agreement with Tangiers Investment Group. Pursuant to the agreement, the Company is obligated to repay a total of $80,000 in various monthly installments of between $6,000 and $20,000 from February 8, 2016 through June 26, 2016 in satisfaction of a total of approximately $85,820, consisting of $75,500 of principal and $10,320 of interest on the First and Second Tangiers Notes, resulting in a gain on debt extinguishment of $5,820.	-	53,750

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 15, 2014, the Company received net proceeds of $60,000 in exchange for an unsecured convertible promissory note with a face value of $64,000 that carries an 8% interest rate (“Second KBM Note”), which matured on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 25 million shares of common stock for potential conversions. On June 25, 2015, the Company repaid the loan, consisting of $64,000 of principal and $22,400 of interest and prepayment penalties. The Note was subsequently cancelled as paid in full and the reserved shares have been released.	-	-

On November 5, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note with a face value of $104,000 that carries an 8% interest rate (“First KBM Note”), which matured on July 29, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty one percent (61%) of the average of the three (3) lowest closing bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion date. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid a debt issuance cost of $4,000 that was amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between May 7, 2015 and June 9, 2015, the note holder elected to convert a total of $94,300 of principal in exchange for 24,955,749 shares. On June 25, 2015, the Company repaid $12,000, consisting of $9,700 of principal and $2,300 of interest. The Company reserved at least 43 million shares of common stock for potential conversions. The Note was subsequently cancelled as paid in full and the reserved shares have been released.	-	-

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 13, 2014, the Company received net proceeds of $70,000 in exchange for an unsecured convertible promissory note with a face value of $75,250 that carries an 8% interest rate (“First Tangiers Note”), which matured on October 13, 2015. The note is part of total loan offering with a $236,500 face value and OID of 7.5% of any consideration paid. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading prices of the Company’s common stock for the fifteen (15) trading days prior to, and including, the conversion date. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to fifty percent (50%), rather than the sixty percent (60%) conversion rate while that “Chill” is in effect, and an additional 5% discount if the Depository Trust Company’s (“DTC”) Fast Automated Securities Transfer (“FAST”) is not eligible for a cumulative total conversion price equal to forty five percent (45%). The note carries a twenty percent (20%) interest rate and $1,000 per day of liquidated damages in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $2,500 that is being amortized on the straight line method, which approximates the effective interest method, over the life of the loan. On various dates between April 27, 2015 and September 24, 2015, the note holder elected to convert a total of $53,500 of principal in exchange for 19,091,038 shares. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. As disclosed above, on January 21, 2016, the Company entered into a settlement agreement with Tangiers Investment Group. Pursuant to the agreement, the Company is obligated to repay a total of $80,000 in various monthly installments of between $6,000 and $20,000 from February 8, 2016 through June 26, 2016 in satisfaction of a total of approximately $85,820, consisting of $75,500 of principal and $10,320 of interest on the First and Second Tangiers Notes, resulting in a gain on debt extinguishment of $5,820.	-	21,750

On September 22, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $38,500 (“Second Vista Note”), which matured on June 1, 2016, as part of a larger financing agreement that enabled the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carried a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carried a $3,500 Original Issue Discount that was being amortized over the life of the loan on the straight line method, which approximated the effective interest method. The Company had to reserve at least 35 million shares of common stock for potential conversions as depicted in the First Vista Note. As disclosed above, on March 2, 2016, the Company repaid $30,000 of principal on the First Collier Note, and an additional $1,382 of principal was forgiven on the Second Vista Capital Note that are held by common ownership on September 22, 2016. On November 3, 2016, the note holder agreed to forgive the remaining balance of $17,118, along with $8,122 of unpaid interest.	-	38,500

On August 19, 2014, the Company received net proceeds of $40,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“Second WHC Note”), which matured on August 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty seven and a half percent (57.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 12 million shares of common stock for potential conversions. On various dates between March 14, 2016 and August 24, 2016, the Company issued 13,782,196 shares of common stock pursuant to the conversion of $19,800 of outstanding principal on the First WHC Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized. The remaining balance of $25,200 was settled pursuant to a settlement agreement on September 22, 2016.	-	45,000

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 2014, the Company received net proceeds of $35,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $37,500 (“Third LG Note”), which matured on March 15, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date if received after 4PM Eastern Standard Time. The note also carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $37,500, less $1,750 of debt issuance costs and $3,500 in due diligence fees, with a holding period that tacks to the original note for purposes of Rule 144 of the Securities Exchange Act of 1934. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 55% instead of 60% while that “Chill” is in effect. The Company paid total debt issuance cost of $2,500 that was amortized over the life of the loan on the straight line method, which approximated the effective interest method. The Company had to at all times reserve at least 9,513,000 shares of common stock for potential conversions. On March 12, 2015, the Company repaid $50,542, consisting of $37,500 of principal and $13,042 of interest and prepayment penalties. The convertible promissory note was subsequently cancelled as paid in full and the reserved shares have been released.	-	-

On June 13, 2014, the Company received net proceeds of $75,000 in exchange for an unsecured convertible promissory note, bearing interest at 8% annually, with a face value of $80,000 (“First WHC Note”), which matured on June 13, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty two and a half percent (62.5%) of the average of the two (2) lowest closing bid prices of the Company’s common stock over the ten (10) trading days immediately preceding the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 150% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. In addition, the Company issued warrants to purchase 1.5 million shares of the Company’s common stock at a strike price of $0.05 per share exercisable over three years from the date of issuance. On various dates between December 26, 2014 and June 18, 2015, the note holder elected to convert a total of $95,000, consisting of $80,000 principal and $15,000 of interest and penalties, in exchange for 28,539,570 shares of common stock. The convertible promissory note was subsequently cancelled as paid in full and the reserved shares have been released.	-	-

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 2, 2014, the Company received net proceeds of $50,000 in exchange for an unsecured convertible promissory note, bearing interest at twelve percent (12%) with a face value of $55,000 (“First Vista Note”), which matures on June 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $225,000 at the discretion of the lender. The financing carries a total face value of $250,000 and a $25,000 Original Issue Discount. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the two (2) lowest closing bid prices during the sixteen (16) trading days prior to the conversion request date. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 120% of the outstanding balance at the time of default. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between December 10, 2014 and April 16, 2015, the note holder elected to convert a total of $43,402 of principal in exchange for 7,165,571 shares. The remaining balance of $11,598 was forgiven, along with $7,020 of unpaid interest on September 22, 2016. The Company must at all times reserve at least 35 million shares of common stock for potential conversions.	-	11,598

On May 20, 2014, the Company received net proceeds of $100,000 in exchange for an unsecured convertible promissory note, bearing interest at 10% annually, with a face value of $113,000 (“First Typenex Note”), which matured on May 19, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the average of the three (3) lowest (“Trading Prices”), whereby Trading Price is defined as the volume weighted average price (“VWAP”) of the Company’s common stock over the fifteen (15) trading days prior to the conversion request date. If the arithmetic average of the three (3) lowest Trading Prices is less than $0.01, then the Conversion Factor will be reduced to 60%. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In the event of default, the outstanding balance immediately prior to the occurrence of the event of default shall immediately increase to 125% of the outstanding balance at the time of default, and the interest rate increases to twenty two percent (22%) per annum. The promissory note carries a $10,000 Original Issue Discount, and loan origination costs of $3,000, that are being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 24, 2014 and June 11, 2015, the note holder elected to convert a total of $122,121, consisting of $113,000 of principal and $9,121 of interest, in exchange for 17,864,267 shares of common stock. In addition, another 656,735 shares, valued at $10,508 were issued pursuant to a forbearance agreement as a penalty for delays in the issuance of one of the conversions. The Company reserved at least three times the number of shares equal to the outstanding balance divided by the conversion price, but in any event not less than 22 million shares of common stock for potential conversions. The Note was satisfied in full and the reserved shares have been released.	-	-

On May 9, 2014, the Company received $50,000 in exchange for an unsecured convertible promissory note that carries a 12% interest rate (“First Group 10 Note”), which matured on May 8, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the lesser of (a) fifty eight percent (58%) of the average of the two lowest closing bid prices of the Company’s common stock for the seventeen (17) trading days prior to the conversion notice date, or (b) four and a half cents ($0.045) per share. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $2,500 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. On various dates between November 10, 2014 and February 2, 2015, the note holder elected to convert a total of $53,536, consisting of $50,000 of principal and $3,536 of interest, in exchange for 5,346,392 shares of common stock in complete satisfaction of the debt. The convertible promissory note was subsequently cancelled as paid in full. The Company had to reserve at least 20 million shares of common stock for potential conversions. The Note was satisfied in full and the reserved shares have been released.	-	-

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matured on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	35,000	35,000

On April 17, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Fourth JMJ Note”), which matured on April 16, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 60 million shares of common stock for potential conversions. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	-	-

On February 20, 2014, the Company received net proceeds of $40,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $44,000 (“Third JMJ Note”), which matured on February 19, 2015, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, as amended within the original promissory note on April 10, 2014. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $4,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	-	-

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 4, 2013, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matured on June 3, 2014, as part of a larger financing agreement that enables the Company to draw total proceeds of $400,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty five percent (65%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date. An additional 5% discount applies on conversion shares that are ineligible for deposit into the DTC system and are only eligible for Xclearing deposit. The note carries a one-time twelve percent (12%) of principal interest charge if the note isn’t repaid within the first ninety (90) days, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company amortized the $2,500 original issuance discount over the life of the loan on the straight line method, which approximated the effective interest method. On May 12, 2014, the note holder elected to convert a total of $10,308, consisting of $7,008 of principal and $3,300 of accrued interest, in exchange for 805,058 shares of common stock. The Company reserved at least 60 million shares of common stock for potential conversions, as noted in the First JMJ Note disclosure. This Note was sold and assigned to Collier Investments, LLC and, on June 24, 2015, was exchanged in the aggregate with two other JMJ Notes for the First Collier Note in the amount of $119,052, consisting of $108,492 of principal and $10,560 of interest. The Note was satisfied in full and the reserved shares have been released.	$-	$-

Total convertible debentures	300,000	671,940
Less: unamortized debt discounts	(241,634)	(287,802)
Convertible debentures	$58,366	$384,138

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $257,379 and $559,626 for the variable conversion features of the convertible debts incurred during the years ended December 31, 2016 and 2015, respectively. The discounts, including Original Issue Discounts of $-0- and $23,500 during the years ended December 31, 2016 and 2015, respectively, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $357,612 and $820,287 of interest expense pursuant to the amortization of the note discounts during the years ended December 31, 2016 and 2015, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $31,330 and $135,314 for the years ended December 31, 2016 and 2015, respectively related to convertible debts.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Short Term Debt

Short term debt consists of the following at December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015
On July 1, 2016, the Company issued a promissory note to PNTV Investors, LLC in the amount of $25,000 for an advance that was received on December 16, 2015 as the Company and an investor developed terms to a potential partnership agreement with Green Leaf Farms Holdings. The unsecured promissory note bears interest at 8% per annum (“First PNTV Investors Note”), which matured on December 15, 2016, and carried default provisions that enable the holder to purchase 4,285,000 shares of stock at $0.007 per share in the event of default. On November 2, 2016, the note was assigned to SK L-43, LLC and rolled into a long term note.	$-	$-

On various dates between January 11, 2016 and April 20, 2016, the Company received aggregate refundable advances of $143,000 as the Company and an investor developed terms to a potential partnership agreement with Green Leaf Farms Holdings. On June 1, 2016, the Company issued a promissory note in exchange for those deposits. The unsecured promissory note bears interest at 4% per annum (“First ZG Note”), which matures on January 3, 2017, and awarded the lender options to acquire up to 5,000,000 shares of common stock, exercisable at $0.01 per share over a four (4) week period from the origination date, which expired on July 1, 2016, in addition to options to acquire up to another 3,000,000 shares of common stock, exercisable at $0.08 per share over a twenty four (24) month period from the origination date. The aggregate fair value of the options is $6,996 and is being amortized over the earlier of the life of the loan, or the life of the options, as a debt discount. The note carries a default rate of 10%.	143,000	-

On March 8, 2016, the Company received proceeds of $45,000 in exchange for a non-interest bearing, unsecured promissory note (“First SCP Note”), which matures on June 8, 2016, and detachable warrants to acquire up to 9,000,000 shares of common stock, exercisable at $0.005 per share over a period from the origination date until four (4) months after the note is repaid. The fair value of the warrants is $7,400 and is being amortized over the life of the loan as a debt discount. The note carried a default rate of 18% and an additional 1,000,000 warrants issued each 30 day period the note remains unpaid. On August 5, 2016, the note was repaid out of the proceeds of the exercised warrant.	-	-

Non-interest bearing, unsecured debenture, due on demand. Originated on December 9, 2015, included a $1,000 loan origination cost. On March 8, 2015, a partial payment of $2,500 was repaid, and the remaining $2,500 and an additional $99 of interest was repaid on September 27, 2016.	-	5,000

10% unsecured debenture, due on demand. Originated on August 6, 2015. On June 30, 2016, the Company issued 2,500,000 shares of common stock in exchange for $3,500 of outstanding principal and $228 of interest. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant, resulting in a loss on debt extinguishment of $4,272.	-	3,500

4% unsecured debenture, due June 7, 2012. Currently in default. On June 2, 2014, the Company and the lender entered into a settlement agreement whereby the note was considered satisfactorily paid in full with the successful payment of four equal payments of $8,125 made in quarterly periods, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015, resulting in a gain on debt extinguishment of $6,482. Pursuant to the terms of the settlement agreement, the note was subsequently cancelled as paid in full, and 4,349,339 shares of series B preferred stock held by the lender were exchanged for 4,349,339 shares of common stock.	$-	$-

Total short term debt	143,000	8,500
Less: unamortized debt discounts	(60)	-
Short term debt	$142,940	$8,500

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Long Term Debt

Long term debt consists of the following at December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015

On November 21, 2016, the Company entered into a letter agreement with SK L-43, LLC providing for the making of loans by the SK L-43 to the Company, at SK L-43’s option (i) in the aggregate principal amount of $925,000 by December 15, 2016, and (ii) in the amounts of $1,500,000 each on or before each of April 1, 2017 and May 1, 2017. Advances under the letter agreement are unsecured; bear interest at a rate of 5% per annum, payable on December 31st of each year; mature two years from the making of the applicable Advance; and are subject to acceleration upon customary events of default set forth in the promissory notes. To date, SK L-43 has advanced to the Company the following loans:

$125,000 – November 02, 2016 (including $25,000 assigned from PNTV Investors Note)

$267,000 – November 21, 2016

$267,000 – December 02, 2016

$266,000 – December 19, 2016

Pursuant to the advances above, SK L-43 was issued warrants to purchase up to 92,500,002 shares of the Company’s common stock as additional consideration for making the loans at various exercise prices of $0.03 and $0.06 per share. For each additional loan of $1,500,000 each on or before each of April 1, 2017 and May 1, 2017, SK L-43 will also be entitled to additional warrants to purchase 42,857,142 shares of the Company’s common stock. These additional warrants will have an exercise price equal to 125% of the average closing price of the Company’s common stock over the thirty trading days immediately preceding the date of the applicable additional loan; provided, however, that if during the 90 trading day period following the date of such additional loan, the average closing price of the Company’s common stock (the “Post-Advance Closing Average”) is equal to or less than 80% of the Pre-Advance Closing Average, the exercise price for such additional warrant will be equal to 125% of the Post-Advance Closing Average.

Each warrant will vest and become exercisable four months following its date of issuance and remain exercisable for a period of two years thereafter; provided, however, that if the Company’s common stock on each of the 30 trading days preceding the vesting date of a warrant equals or exceeds 300% of the exercise price for such warrant, then the Company will have the right to reduce the length of the exercise period for such warrant to 45 days following delivery of notice to SK L-43.	$925,000	$-

Total long term debt	925,000	-
Less: unamortized debt discounts	(885,271)	-
Long term debt	$39,729	$-

The Company recorded $14,336 and $-0- of interest expense pursuant to the amortization of the note discounts during the years ended December 31, 2016 and 2015, respectively.

The Company recorded interest expense pursuant to the stated interest rate on the above promissory notes in the amount of $12,131 and $141 at December 31, 2016 and 2015, respectively.

The following presents components of interest expense by instrument type at December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015
Interest on convertible debentures	$31,330	$135,314
Amortization of debt discounts	357,612	820,288
Loss on debt conversions	4,272	10,508
Interest on short term debt	12,131	141
Accounts payable related finance charges	4,303	2,499
	$409,648	$968,750

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Derivative Liabilities

As discussed in Note 10 under Convertible Debentures, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $482,674 and $1,038,504 at December 31, 2016 and 2015, respectively. The change in fair value of the derivative liabilities resulted in a loss of $231,519 and a loss of $13,091 for the years ended December 31, 2016 and 2015, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $231,519 for the year ended December 31, 2016 consisted of a loss of $4,417 due to the value in excess of the face value of the convertible notes, a loss of $17,604 attributable to the fair value of warrants and a net loss in market value of $209,498 on the convertible notes. The loss of $13,091 for the year ended December 31, 2015 consisted of a loss of $306,538 due to the value in excess of the face value of the convertible notes, a gain of $2,793 attributable to the fair value of preferred stock, a gain of $110,477 attributable to the fair value of warrants and a net gain in market value of $180,177 on the convertible notes.

The following presents the derivative liability value by instrument type at December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015
Convertible debentures	$462,489	$1,038,225
Common stock warrants	20,185	279
	$482,674	$1,038,504

The following is a summary of changes in the fair market value of the derivative liability during the years ended December 31, 2016 and 2015, respectively:

Derivative
Liability
Total
Balance, December 31, 2014	$1,417,187
Increase in derivative value due to issuances of convertible promissory notes	524,626
Change in fair market value of derivative liabilities due to the mark to market adjustment	13,091
Debt conversions	(916,400)
Balance, December 31, 2015	$1,038,504
Increase in derivative value due to issuances of convertible promissory notes	261,796
Increase in derivative value attributable to issuance of warrants	7,400
Change in fair market value of derivative liabilities due to the mark to market adjustment	227,102
Debt conversions	(1,052,128)
Balance, December 31, 2016	$482,674

Key inputs and assumptions used to value the convertible debentures and warrants issued during the years ended December 31, 2016 and 2015:

●	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
●	The warrant exercise prices ranged from $0.03 to $0.18, exercisable over 2 to 10 year periods from the grant date.
●	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
●	The monthly trading volume would reflect historical averages and would increase at 1% per month.
●	The holder would automatically convert the notes at maturity at the greater of 2 times the conversion price or stock price if the registration was effective and the Company was not in default.
●	An event of default for the convertible note would occur 0% of the time, increasing to 1% per month to a maximum of 5%.
●	Alternative financing for the convertible note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%.
●	The computed volatility was projected based on historical volatility.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 –Stockholders’ Equity (Deficit)

Convertible Preferred Stock

The Board, from the authorized capital of 50,000,000 preferred shares, as amended on July 22, 2015, has authorized and designated 2,000,000 shares of series A preferred stock (“Series A”) and 12,000,0000 shares of series C preferred stock (“Series C”), of which 2,000,000 shares and 12,000,000 shares are issued and outstanding, respectively. On July 22, 2015, the series B class of stock was terminated. A total of 36,000,000 shares remained undesignated.

The Series A shares carry 25:1 preferential voting rights, and are convertible into shares of common stock on a 1:1 basis.

The Series C shares carry 50:1 preferential voting rights, and are convertible into shares of common stock on a 1:1 basis.

Series B Preferred Stock Cancellation

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

Common Stock Authorized

The Company has authorized 1,200,000,000 shares of common stock, as amended on July 22, 2015, of which 547,394,239 shares were issued and outstanding and 54,831,889 shares were reserved as of April 14, 2017.

Common Stock Sales (2016)

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exercise of Warrants (2016)

On August 5, 2016, the Company issued 9,000,000 shares of its common stock pursuant to the exercise of an equal number warrants in exchange for proceeds of $45,000 that were used to repay the corresponding First SCP Note. No warrants were exercised during the year ended December 31, 2015.

Common Stock Issuances for Debt Conversions (2016)

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

Common Stock Issued for Services (2016)

On October 14, 2016, the Company has agreed to issue 1,000,000 shares of common stock to the landlord of our leased facility as payment for deferring our rent on behalf of our subsidiary, GLFH. The total fair value of the common stock was $11,400 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on February 2, 2017.

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

Note 15 – Common Stock Options

Common Stock Options Granted (2016)

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

Common Stock Options Expired (2016)

On July 1, 2016, a total of 5,000,000 options with a strike price of $0.01 per share expired.

On April 11, 2016, a total of 500,000 options amongst two option holders with a strike price of $0.05 per share expired.

Common Stock Options Expired (2015)

On February 29, 2015, a total of 450,000 options amongst two option holders with a strike price of $0.08 per share expired.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information about the Common Stock Options outstanding at December 31, 2016.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.01 – $0.08	13,350,000	1.02 years	$0.06	13,350,000	$0.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31, 2016	December 31, 2015

Average risk-free interest rates	0.59%	N/A%
Average expected life (in years)	1	N/A
Volatility	227%	N/A%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During 2016 and 2015, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2016 and 2015 was approximately $0.001 and $0.05 per option, respectively.

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2014	11,300,000	$0.05
Options expired	(450,000)	(0.08)

Balance, December 31, 2015	10,850,000	0.05
Options expired	(5,500,000)	(0.01)
Options granted	8,000,000	0.04

Balance, December 31, 2016	13,350,000	$0.06

Exercisable, December 31, 2016	13,350,000	$0.06

No expense was recognized from the amortization of common stock options during the years ended December 31, 2016 and 2015.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Common Stock Warrants

Warrants Granted (2016)

On November 21, 2016, the Company entered into a letter agreement (“Financing Agreement”) with SK L-43, LLC providing for the making of loans by the Investor to the Company, at the Investor’s option (i) in the aggregate principal amount of $925,000 by December 15, 2016 (the “Initial Advances”), and (ii) in the amounts of $1,500,000 each on or before each of April 1, 2017 and May 1, 2017 (the “Additional Advances” and, together with the Initial Advances, the “Advances”).

Pursuant to the Financing Agreement, SK L-43, LLC was issued warrants to purchase shares of the Company’s common stock as additional consideration, as follows:

Advance Date	Advance Amount	Warrant A (Number of Warrant Shares)	Warrant A Exercise Price	Warrant B (Number of Warrant Shares)	Warrant B Exercise Price	Warrant C (Number of Warrant Shares)	Warrant C Exercise Price

November 02, 2016	$125,000.00	4,166,667	$0.03	4,166,667	$0.06	4,166,667	$0.06
November 21, 2016	$267,000.00	8,900,000	$0.03	8,900,000	$0.06	8,900,000	$0.06
December 02, 2016	$267,000.00	8,900,000	$0.03	8,900,000	$0.06	8,900,000	$0.06
December 19, 2016	$266,000.00	8,866,667	$0.03	8,866,667	$0.06	8,866,667	$0.06
Total	$925,000.00	30,833,334		30,833,334		30,833,334

Each Warrant will vest and become exercisable four months following its date of issuance and remain exercisable for a period of two years thereafter; provided, however, that if the Company’s Common Stock on each of the 30 trading days preceding the vesting date of a Warrant equals or exceeds 300% of the exercise price for such Warrant, then the Company will have the right to reduce the length of the exercise period for such Warrant to 45 days following delivery of notice to SK L-43, LLC.

On March 8, 2016, the Company granted detachable warrants pursuant to a $45,000 promissory note to acquire up to 9,000,000 shares of common stock, exercisable at $0.005 per share over a period from the origination date until four (4) months after the note is repaid. The fair value of the warrants is $7,400 and was amortized over the life of the loan as a debt discount. The note carried a default rate of 18% and an additional 1,000,000 warrants issued each 30 day period the note remained unpaid, however, the note was repaid out of the proceeds from the exercised warrants on August 5, 2016.

Common Stock Warrants Granted (2015)

No warrants were granted during the year ended December 31, 2015.

Common Stock Warrants Expired (2016)

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

Common Stock Warrants Exercised

On August 5, 2016, the Company issued 9,000,000 shares of its common stock pursuant to the exercise of an equal number warrants in exchange for proceeds of $45,000 that were used to repay the corresponding First SCP Note.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No warrants were exercised during the year ended December 31, 2015.

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2016.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.03 - $0.18	102,700,002	2.6 years	$0.05	102,700,002	$0.05

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31, 2016	December 31, 2015

Average risk-free interest rates	1.13%	N/A
Average expected life (in years)	2.4	N/A
Volatility	238%	N/A

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During 2016 and 2015, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2016 and 2015 was approximately $0.01 and $0.05 per warrant, respectively.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2014	14,150,000	$0.050
Warrants expired	(750,000)	(0.120)

Balance, December 31, 2015	13,400,000	0.050
Warrants expired	(3,200,000)	(0.065)
Warrants granted	101,500,002	0.046
Warrants exercised	(9,000,000)	(0.005)

Balance, December 31, 2016	102,700,002	$0.050

Exercisable, December 31, 2016	102,700,002	$0.050

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Gain on Debt Extinguishment

The Company recognized debt forgiveness in the total amount of $165,615 and $11,282 during the years ended December 31, 2016 and 2015, respectively, as presented in other income within the Statements of Operations.

Debt Extinguishments (2016)

On November 3, 2016, $92,110 of outstanding debts, consisting of $62,409 of principal and $29,701 of interest, was forgiven on outstanding debts owed to Vista Capital Investments, LLC.

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

Debt Extinguishments (2015)

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 18 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2016 and 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2016, the Company had approximately $22,179,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$7,763,000	$7,203,700

Net deferred tax assets before valuation allowance	$7,763,000	$7,203,700
Less: Valuation allowance	(7,763,000)	(7,203,700)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2016 and 2015, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,
	2016	2015

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 19 – Future Minimum Lease Payments

Effective July 1, 2013, we leased our office space in Las Vegas, Nevada under a 3-year operating lease expiring August 31, 2016. The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $2,997 and culminating in a monthly payment of $3,191 in 2016. The lease contains provisions for future rent increases and rent free periods for the first two months of the lease. The total amount of rental payments due over the lease term is being charged to rent expense according to the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid was credited or charged to “Deferred rent obligation,” in the accompanying Balance Sheets. The lease is now on a month-to-month basis.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments required under operating leases according to our fiscal year-end are as follows:

Year Ending
December 31,	Amount
2017	$327,857
2018	337,693
2019	347,824
2020	358,258
2021	107,526
Thereafter	-
$1,479,158

Rent expense was $278,589 and $118,123 for the years ended December 31, 2016 and 2015, respectively.

Note 20 – Non-Controlling Interest

Non-controlling interest originally represented 17% interest in the subsidiary held amongst eleven individuals, of whom the Company’s CEO, Mark Bradley and the Company’s President of Programming, Michael Berk own 3% and 1%, respectively, through December 8, 2014. On December 9, 2014, one of the non-officer, minority investors exercised an option to purchase an additional 1.6% interest in the Company’s subsidiary from the parent in exchange for proceeds of $160,000 and 3% was transferred back to Players Network from a founding member on December 2, 2015, thereby resulting in a minority interest in the subsidiary of 15.6% amongst ten individuals. The net loss attributable to the non-controlling interest totaled $61,998 and $29,520 during the years ended December 31, 2016 and 2015, respectively.

Effects of changes in Players Network’s ownership interest in its subsidiary during the years ended December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015

Net loss attributable to parent	$(335,426)	$(129,313)
Transfers to (from) the non-controlling interest:
Decrease in parent’s paid-in capital for return of 3% interest in subsidiary	-	(180,000)
Change from net loss attributable to the parent and transfers to the non-controlling interest	$(335,426)	$(309,313)

Note 21 – Legal Proceedings

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

Note 22 – Subsequent Events

Common Stock Sales

On January 26, 2017, the Company sold 14,000,000 units, consisting of 14,000,000 shares of common stock and 14,000,000 warrants exercisable at $0.05 per share over the following 2 years, to its CEO in exchange for proceeds of $350,000.

Common Stock Issued for Services

On February 2, 2017, we issued 1,000,000 shares of common stock to the landlord of our leased facility as payment on a subscription payable from an October 14, 2016 award.

On January 22, 2017, the Company issued 2,000,000 shares of common stock to its CEO for board services performed. The total fair value of the common stock was $34,600 based on the closing price of the Company’s common stock on the date of grant.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 22, 2017, the Company issued 2,000,000 shares of common stock one of its three Directors for board services performed. The total fair value of the common stock was $34,600 based on the closing price of the Company’s common stock on the date of grant.

On January 22, 2017, the Company issued 3,000,000 shares of common stock one of its three Directors for board services performed. The total fair value of the common stock was $51,900 based on the closing price of the Company’s common stock on the date of grant.

On January 22, 2017, the Company issued 200,000 shares of common stock for professional services to a consultant for services provided. The total fair value of the common stock was $3,460 based on the closing price of the Company’s common stock on the date of grant.

On January 22, 2017, the Company issued 500,000 shares of common stock for professional services to a consultant for services provided on behalf of our subsidiary, GLFH. The total fair value of the common stock was $8,650 based on the closing price of the Company’s common stock on the date of grant.

On January 22, 2017, the Company issued 150,000 shares of common stock for administrative services to a consultant on behalf of our subsidiary, GLFH. The total fair value of the common stock was $2,595 based on the closing price of the Company’s common stock on the date of grant.

On January 22, 2017, the Company issued 150,000 shares of common stock for administrative services to a consultant for services provided. The total fair value of the common stock was $2,595 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Options Expired

On March 1, 2017, a total of 1,200,000 warrants with a strike price of $0.08 per share expired.

On January 8, 2017, a total of 1,150,000 warrants with a strike price of $0.08 per share expired.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYERS NETWORK

	By:	/s/ Mark Bradley
Date: April 17, 2017		Mark Bradley, Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of PLAYERS NETWORK, whose signature appears below hereby constitutes and appoints Mark Bradley, such person’s true and lawful attorney-in-fact and agent with full power of substitution and re-substitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2016 (the “Annual Report”) of PLAYERS NETWORK and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Bradley	Director & Chief Executive Officer (Principal	April 17, 2017
Mark Bradley	Executive Officer & Principal Financial Officer)

/s/ Michael Berk	Director	April 17, 2017
Michael Berk

/s/ Brett Pojunis	Director	April 17, 2017
Brett Pojunis

44