Form 10-Q
period 2017-03-31
PLAYERS NETWORK
filed 2017-05-16
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2017.

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

(702) 840-3270

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock on May 12, 2017 was 551,673,658.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended March 31, 2017

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets

Current assets:
Cash	$11,326	$145,119
Other current assets	77,839	85,150
Total current assets	89,165	230,269

Fixed assets, net	33,678	29,128
Construction in progress	334,115	239,220

Total Assets	$456,958	$498,617

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$306,266	$298,861
Accrued expenses	320,226	293,418
Deferred rent obligations	20,552	15,656
Settlements payable	40,000	70,000
Convertible debentures, net of discounts of $225,821 and $241,634 at March 31, 2017 and December 31, 2016, respectively	74,179	58,366
Short term debt, net of discounts of $-0- and $60 at March 31, 2017 and December 31, 2016, respectively	143,000	142,940
Derivative liabilities	622,599	482,674
Total current liabilities	1,526,822	1,361,915

Long term debt, net of discounts of $771,106 and $885,271 at March 31, 2017 and December 31, 2016, respectively	153,894	39,729
Total Liabilities	1,680,716	1,401,644

Stockholders’ (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series C convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 12,000,000 shares issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 547,394,239 and 524,394,239 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	547,394	524,394
Additional paid-in capital	29,900,073	29,463,343
Subscriptions payable, consisting of -0- and 1,000,000 shares at March 31, 2017 and December 31, 2016, respectively	-	11,400
Accumulated (deficit)	(31,381,015)	(30,639,417)
	(919,548)	(626,280)
Noncontrolling Interest	(304,210)	(276,747)
Total Stockholders’ (Deficit)	(1,223,758)	(903,027)

Total Liabilities and Stockholders’ (Deficit)	$456,958	$498,617

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Revenue:	$91	$101

Expenses:
Direct operating costs	21,202	8,810
General and administrative	418,436	275,238
Officer salaries	78,350	43,750
Depreciation and amortization	2,774	7,536
Total operating expenses	520,762	335,334

Operating loss	(520,671)	(335,233)

Other income (expense):
Gain on debt extinguishment, net	-	35,231
Interest expense	(148,535)	(178,924)
Change in derivative liabilities	(99,855)	(263,381)
Total other income (expense)	(248,390)	(407,074)

Net loss	$(769,061)	$(742,307)
Less: Net loss attributable to the noncontrolling interest	27,463	3,696
Net loss attributable to Players Network	$(741,598)	$(738,611)

Weighted average number of common shares outstanding - basic and fully diluted	541,027,572	367,665,999

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(741,598)	$(738,611)
Minority interest in net loss	(27,463)	(3,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,774	7,536
Gain on debt extinguishment, net	-	(35,231)
Change in fair market value of derivative liabilities	99,855	263,381
Amortization of debt discounts	130,038	167,710
Stock issued for services	17,300	-
Stock issued for compensation, related party	121,100	192,000
Decrease (increase) in assets:
Other current assets	7,311	287
Increase (decrease) in liabilities:
Checks drawn in excess of available funds	-	(2,154)
Accounts payable	7,405	(9,673)
Accrued expenses	26,808	133,885
Deferred rent obligations	4,896	(793)
Settlements payable	(30,000)	(48,998)
Net cash used in operating activities	(381,574)	(74,357)

Cash flows from investing activities
Purchase of fixed assets and construction in progress	(102,219)	(10,500)
Net cash used in investing activities	(102,219)	(10,500)

Cash flows from financing activities
Repayment of convertible debentures	-	(80,890)
Proceeds from short term debt	-	45,000
Repayment of short term debt	-	(2,500)
Proceeds from sale of common stock	350,000	124,600
Net cash provided by financing activities	350,000	86,210

Net increase (decrease) in cash	(133,793)	1,353
Cash - beginning	145,119	-
Cash - ending	$11,326	$1,353

Supplemental disclosures:
Interest paid	$-	$230
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Convertible debts settled with cash repayment agreements	$-	$150,000
Value of debt discounts	$-	$7,400
Value of shares issued for conversion of debt	$-	$13,500
Value of warrants issued with short term debt	$40,070	$-
Value of derivative adjustment due to debt conversions	$-	$319,749

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity	Incorporation	Relationship	Reference

Players Network(1)	Nevada	Parent	PNTV
GLFH, LLC(2)	Nevada	Subsidiary	GLFH

(1)Players Network entity is in the form of a Corporation.

(2)Majority-owned subsidiary formed on July 8, 2014, in which PNTV retained 83% ownership, with the remaining 17% held by key experts and advisors. An additional 1.6% was sold to an investor on December 8, 2014 and 3% was transferred back from a founding member on December 2, 2015, giving PNTV 84.4% ownership and minority interests ownership of 15.6%. The form of the entity was changed from a Corporation to a Limited Liability Company on May 9, 2017 at which time the name was changed from Green Leaf Farms Holdings, Inc. to GLFH, LLC.

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

Construction in Progress

The Company is constructing a grow house in its leased facility, which is scheduled to be operational during the second quarter of 2017, at which time depreciation will commence. As of March 31, 2017, the Company incurred and capitalized in Construction in Progress $334,115. The estimated cost to be incurred in 2017 and 2018 to complete construction of the grow house is approximately $1.7 million. The construction will be completed in phases and the portion of the $1.7 million incurred after the facility is initially operational will be capitalized separately as separate leasehold improvements, while the costs incurred to get the facility operational will begin to be depreciated upon commencement of operations.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-7, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, which include interest cost and prior service cost or credit, among others, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This ASU is effective for the Company’s fiscal year 2018, including interim periods. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements. The Company has not yet concluded how the new standard will impact the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-3, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 232): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This ASU expands disclosures regarding potential material effects to the Company’s consolidated financial statements that may occur when adopting ASU’s in the future. When a company cannot reasonably estimate the impact of adopting an ASU, disclosures are to be expanded to include qualitative disclosures including a description to the effect to the company’s accounting policies, a comparison the existing policies, the status of its process to implement the new standard and any significant implementation matters yet to be addressed. This standard will generally require more disclosure in the Company’s consolidated financial statements when adopted.

No other new accounting pronouncements, issued or effective during the three months ended March 31, 2017, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($31,381,015), and as of March 31, 2017, the Company’s current liabilities exceeded its current assets by $1,437,657. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Officer compensation expense was $78,350 and $43,750, including $34,600 and $-0- of stock based bonuses, at March 31, 2017 and 2016, respectively. The balance owed was $45,656 at March 31, 2017.

Board of Directors

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2017 and December 31, 2016, respectively:

	Fair Value Measurements at March 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$11,326	$-	$-
Total assets	11,326	-	-
Liabilities
Convertible debentures, net of discounts of $225,821	-	-	74,179
Long term debt, net of discounts of $771,106	-	-	153,894
Short term debt	-	143,000	-
Derivative liability	-	-	622,599
Total liabilities	-	143,000	850,672
	$11,326	$(143,000)	$(850,672)

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$145,119	$-	$-
Total assets	145,119	-	-
Liabilities
Convertible debentures, net of discounts of $241,634	-	-	58,366
Short term debt, net of discounts of $60	-	142,940	-
Long term debt, net of discounts of $885,271	-	-	39,729
Derivative liability	-	-	482,674
Total liabilities	-	142,940	580,769
	$145,119	$(142,940)	$(580,769)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2017 and the year ended December 31, 2016.

Level 2 liabilities consisted of a total of $143,000 of short term, unsecured, promissory notes, net of discounts of $-0- and $60 as of March 31, 2017 and December 31, 2016, respectively. No fair value adjustment was necessary during the three months ended March 31, 2017 and the year ended December 31, 2016.

Level 3 liabilities consist of a total of $300,000 of convertible debentures, net of discounts of $225,821 and $241,634 as of March 31, 2017 and December 31, 2016, respectively, along with $925,000 of long term debt, net of discounts of $771,106 and $885,271 as of March 31, 2017 and December 31, 2016, in addition to the related derivative liabilities of $622,599 and $482,674 at March 31, 2017 and December 31, 2016, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Subsidiary Formation

On July 8, 2014, we formed a subsidiary, GLFH, LLC (“GLFH”), in which we retained 83% ownership, with the remaining 17% held by key experts and advisors, of which 16% was distributed to individuals as compensation for their services, including 3% to Mr. Bradley, CEO and 1% to Mr. Berk, President of Programming, and an additional 1% was sold to one of those individuals for $60,000. An additional 1.6% was sold to an investor on December 8, 2014 and 3% was transferred back from a founding member on December 2, 2015, giving PNTV 84.4% ownership and minority interests ownership of 15.6%. The subsidiary has been formed as a holding company to potentially own additional subsidiaries that may operate medical marijuana related businesses. The form of the entity was changed from a Corporation to a Limited Liability Company on May 9, 2017 at which time the name was changed from Green Leaf Farms Holdings, Inc. to GLFH, LLC. These additional subsidiaries have yet to be formed, and, or, acquired. We had applied for a Medical Marijuana Dispensary special use permit with the City of Las Vegas, and Cultivation and Processing special use permits in North Las Vegas and a license for all permits in the State of Nevada, and have currently been granted the two special use permits in North Las Vegas, however there can be no assurance we will be able to conduct these operations. As such, there is a risk that we may not be able to expand our operations into this field as intended.

Note 6 – Other Current Assets

Other current assets included the following as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Security deposits	$52,100	$50,000
Prepaid expenses	25,739	35,150
	$77,839	$85,150

Note 7 – Fixed Assets and Construction in Progress

Fixed assets consist of the following at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Office equipment	$62,868	$60,968
Website development costs	99,880	99,880
Furniture and fixtures	8,154	2,730
Total	170,902	163,578
Less accumulated depreciation	(137,224)	(134,450)
Fixed assets, net	$33,678	$29,128

Construction in progress is stated at cost, which includes the cost of construction and other indirect costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at March 31, 2017, represents leasehold improvements under construction. As of March 31, 2017, the Company incurred and capitalized in Construction in Progress $334,115.

Depreciation and amortization expense totaled $2,774 and $7,536 for the three months ended March 31, 2017 and 2016, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Accrued Expenses

As of March 31, 2017 and December 31, 2016 accrued expenses included the following:

	March 31, 2017	December 31, 2016
Accrued Payroll, Officers	$45,656	$31,343
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	39,336	21,841
Refundable Advances	100,000	105,000
	$320,226	$293,418

Note 9 – Settlements Payable

Settlements payable consisted of $40,000 and $70,000 owed to WHC Capital, LLC as of March 31, 2017 and December 31, 2016, respectively.

On September 22, 2016, the Company entered into a payoff agreement to pay WHC Capital, LLC a total of $100,000 in five installments ranging between $15,000 and $25,000 payable from October 21, 2016 through February 21, 2017 in satisfaction of a total of $114,002 of principal and unpaid interest on two convertible notes originally entered into with WHC on August 24, 2015 and August 19, 2014. As of March 31, 2017, the Company had paid a total of $60,000 on the settlement, as specified in the agreement.

Note 10 – Convertible Debentures

Convertible debentures consist of the following at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016

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

$ 25,000 – August 19, 2016

$ 175,000 – August 15, 2016

	$200,000	$200,000

On July 28, 2016, the Company received proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) (“First EJR Note”), which matures on July 28, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date (the “Variable Conversion Price”). The Company is required at all times to have authorized and reserved the number of shares that is actually issuable upon full conversion of the note.	35,000	35,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 24, 2016, the Company received proceeds of $30,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) (“First SH Note”), which matures on June 24, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date (the “Variable Conversion Price”). In the event of default, the outstanding principal, unpaid interest and liquidated damages and fees immediately prior to the occurrence of the event of default shall become immediately due and payable in cash, at the Lender’s election, at a premium default rate determined by dividing the outstanding amount by the Variable Conversion Price on the date of default. The Company is required at all times to have authorized and reserved the number of shares that is actually issuable upon full conversion of the note.	30,000	30,000

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matured on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	$35,000	$35,000

Total convertible debentures	300,000	300,000
Less: unamortized debt discounts	(225,821)	(241,634)
Convertible debentures	$74,179	$58,366

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $257,379 for the variable conversion features of the convertible debts incurred during the year ended December 31, 2016. The discounts are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $15,813 and $166,915 of interest expense pursuant to the amortization of the note discounts during the three months ended March 31, 2017 and 2016, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $4,501 and $9,832 for the three months ended March 31, 2017 and 2016, respectively related to convertible debts.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Short Term Debt

Short-term debt consists of the following at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016

On various dates between January 11, 2016 and April 20, 2016, the Company received aggregate refundable advances of $143,000 as the Company and an investor developed terms to a potential partnership agreement with GLFH. On June 1, 2016, the Company issued a promissory note in exchange for those deposits. The unsecured promissory note bears interest at 4% per annum (“First ZG Note”), which matures on January 3, 2017, and awarded the lender options to acquire up to 5,000,000 shares of common stock, exercisable at $0.01 per share over a four (4) week period from the origination date, which expired on July 1, 2016, in addition to options to acquire up to another 3,000,000 shares of common stock, exercisable at $0.08 per share over a twenty four (24) month period from the origination date. The aggregate fair value of the options is $6,996 and is being amortized over the earlier of the life of the loan, or the life of the options, as a debt discount. The note carries a default rate of 10%.

	$143,000	$143,000
Less: unamortized debt discounts	-	(60)
Short term debt	$143,000	$142,940

The Company recorded $60 and $-0- of interest expense pursuant to the amortization of the note discounts during the three months ended March 31, 2017 and 2016, respectively.

The Company recorded interest expense pursuant to the stated interest rate on the above promissory notes in the amount of $1,430 and $87 at March 31, 2017 and 2016, respectively.

The following presents components of interest expense by instrument type at March 31, 2017 and 2016, respectively:

	March 31, 2017	March 31, 2016
Interest on convertible debentures	$29,012	$121,916
Amortization of debt discounts	305,747	718,264
Loss on debt conversions	4,272	10,508
Interest on short term debt	2,597	53
Accounts payable related finance charges	3,646	655
	$345,274	$851,396

Note 12 – Long Term Debt

Long term debt consists of the following at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016

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

	$925,000	$925,000
Less: unamortized debt discounts	(771,106)	(885,271)
Long term debt	$153,894	$39,729

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded $114,165 and $-0- of interest expense pursuant to the amortization of the note discounts during the three months ended March 31, 2017 and 2016, respectively.

The Company recorded interest expense pursuant to the stated interest rate on the above promissory notes in the amount of $11,564 and $-0- during the three months ended March 31, 2017 and 2016, respectively.

The following presents components of interest expense by instrument type at March 31, 2017 and 2016, respectively:

	March 31, 2017	March 31, 2016
Interest on convertible debentures	$4,501	$9,832
Amortization of debt discounts	130,038	167,710
Interest on short and long term debt	12,994	87
Accounts payable related finance charges	1,002	1,295
	$148,535	$178,924

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $622,599 and $482,674 at March 31, 2017 and December 31, 2016, respectively. The change in fair value of the derivative liabilities resulted in a loss of $99,855 and $263,381 for the three months ended March 31, 2017 and 2016, respectively, which has been reported as other expense in the statements of operations. The loss of $99,855 for the three months ended March 31, 2017 consisted of a gain of $121,076 attributable to the fair value of warrants and a net loss in market value of $21,221 on the convertible notes. The loss of $263,381 for the three months ended March 31, 2016 consisted of a loss of $1,475 attributable to the fair value of warrants and a net loss in market value of $261,906 on the convertible notes.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following presents the derivative liability value by instrument type at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Convertible debentures	$441,268	$462,489
Common stock warrants	181,331	20,185
	$622,599	$482,674

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively:

Derivative
Liability
Total
Balance, December 31, 2015	$1,038,504
Increase in derivative value due to issuances of convertible promissory notes	261,796
Increase in derivative value attributable to issuance of warrants	7,400
Change in fair market value of derivative liabilities due to the mark to market adjustment	227,102
Debt conversions	(1,052,128)
Balance, December 31, 2016	$482,674
Increase in derivative value attributable to issuance of warrants	40,070
Change in fair market value of derivative liabilities due to the mark to market adjustment	99,855
Balance, March 31, 2017	$622,599

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended March 31, 2017 and the year ended December 31, 2016:

●	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.

●	The warrant exercise prices ranged from $0.03 to $0.18, exercisable over 2 to 10 year periods from the grant date.

●	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.

●	The monthly trading volume would average below $1,112,000 in the period and would increase at 1% per month.

●	The holder would automatically convert the notes at maturity at the greater of 2 times the conversion price or stock price if the registration was effective and the Company was not in default.

●	An event of default for the convertible note would occur 0% of the time, increasing to 1% per month to a maximum of 5%.

●	Alternative financing for the convertible note would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 50%.

●	The computed volatility was projected based on historical volatility.

Note 14 – Changes in Stockholders’ Equity (Deficit)

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

The Series C shares carry 50:1 preferential voting rights, and are convertible into shares of common stock on a 1:1 basis

Common Stock Authorized

The Company has authorized 1,200,000,000 shares of common stock, as amended on July 22, 2015, of which 551,673,658 shares were issued and outstanding and 54,831,889 shares were reserved as of the date of this filing.

Common Stock Sales

On January 26, 2017, the Company sold 14,000,000 units, consisting of 14,000,000 shares of common stock and 14,000,000 warrants exercisable at $0.05 per share over the following 2 years, to its CEO in exchange for proceeds of $350,000.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Issued for Services

On February 2, 2017, we issued 1,000,000 shares of common stock valued at $11,400 to the landlord of our leased facility as payment on a subscription payable from an October 14, 2016 award.

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

Note 15 – Options and Warrants

Warrants Granted

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

For the three months ended March 31, 2017 and the year ended December 31, 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2017, the Company had approximately $22,812,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	March 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carry forwards	$7,984,200	$7,763,000

Net deferred tax assets before valuation allowance	7,984,200	7,763,000
Less: Valuation allowance	(7,984,200)	(7,763,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2017 and December 31, 2016, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31, 2017	December 31, 2016
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 17 – Non-Controlling Interest

Non-controlling interest originally represented 17% interest in the subsidiary held amongst eleven individuals, of whom the Company’s CEO, Mark Bradley and the Company’s President of Programming, Michael Berk own 3% and 1%, respectively, through December 8, 2014. On December 9, 2014, one of the non-officer, minority investors exercised an option to purchase an additional 1.6% interest in the Company’s subsidiary from the parent in exchange for proceeds of $160,000 and 3% was transferred back to Players Network from a founding member on December 2, 2015, thereby resulting in a minority interest in the subsidiary of 15.6% amongst ten individuals. The net loss attributable to the non-controlling interest totaled $27,463 and $3,696 during the three months ended March 31, 2017 and 2016, respectively. The net loss attributable to the parent was and $148,585 and $20,000 during the three months ended March 31, 2017 and 2016, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18 – Subsequent Events

Common Stock Issuances for Debt Conversions

On April 18, 2017, the Company issued 2,009,419 shares of common stock pursuant to the conversion of $40,000 of outstanding principal on the WHC Notes settlement in lieu of cash. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized, and the settlement terms have been fully realized paying off the debt in full.

Common Stock Issuances for Services

On May 1, 2017, the Company issued a total of 1,220,000 shares of common stock to four service providers for services provided on behalf of our subsidiary, GLFH. The total fair value of the common stock was $76,250 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2017, the Company issued a total of 1,050,000 shares of common stock to five service providers for services provided. The total fair value of the common stock was $65,625 based on the closing price of the Company’s common stock on the date of grant.

Options Issued for Services

On May 1, 2017, the Company awarded fully vested options to the Company’s President of Programming, Michael Berk, to acquire up to 1,000,000 shares of common stock, exercisable at $0.07 per share over a thirty six (36) month period from the origination date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 234% and a call option value of $0.0525, was $52,542.

On May 1, 2017, the Company awarded fully vested options to our Director, Brett Pojunis, to acquire up to 2,000,000 shares of common stock, exercisable at $0.07 per share over a thirty six (36) month period from the origination date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 234% and a call option value of $0.0525, was $105,083.

On May 1, 2017, the Company awarded fully vested options to a consultant to acquire up to 1,000,000 shares of common stock, exercisable at $0.07 per share over a thirty six (36) month period from the origination date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 234% and a call option value of $0.0525, was $52,542.

On May 1, 2017, the Company awarded fully vested options to a consultant to acquire up to 500,000 shares of common stock, exercisable at $0.07 per share over a thirty six (36) month period from the origination date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 234% and a call option value of $0.0525, was $26,271.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

Players Network is a vertically integrated company that is engaged in the development of digital networks, and is also actively pursuing the cultivation and processing of medical marijuana in North Las Vegas pursuant to two medical marijuana establishments (MME) licenses we were granted by the city of North Las Vegas for cultivation and production. The Company holds an 84.4% interest in GLFH, LLC, which is a holding company formed to house our medical marijuana and recreational marijuana businesses. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels. The Company has launched its proprietary scalable NexGenTV technology platform. The platform is designed to deliver video content and develop digital social communities, including “Vegas On Demand TV” and “Weed TV” on the media side of the business.

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

Vegas On Demand TV and Weed TV are the Company’s first two channel offerings that provide their audience the ability to connect to industry insiders and businesses through a unique, high-quality marketing, content production and content management system. In the Las Vegas market, Vegas On Demand captures the excitement, sex appeal, entertainment, and the non-stop adrenaline rush of the Las Vegas gaming lifestyle.

We plan for Weed TV to have other features by the middle of 2017 and adapt new technology that the other networks don’t have, including a directory of businesses that cater to the marijuana business, such as dispensaries, smoke shops, doctors, financial institutions, manufacturers and more. These businesses will have a free basic listing and the ability to upgrade for an extra fee of approximately $500 per month, where they can build their own media channel using the ‘NexGenTV” Platform. We estimate this market is in excess of approximately 70,000 businesses and will continue to grow as more states legalize MME businesses. Our goal in 2017 is to begin to capture this market in an effort to increase our revenues.

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

GLFH Overview

GLFH, LLC (“GLFH”, “Green Leaf”) was selected and granted two Medical Marijuana Establishments (MME) licenses by the State of Nevada; one for cultivation, and one for production of extracts.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,		Increase /
	2017	2016	(Decrease)
Revenues	$91	$101	$(10)

Direct operating costs	21,202	8,810	12,392
General and administrative	418,436	275,238	143,198
Officer salaries	78,350	43,750	34,600
Depreciation and amortization	2,774	7,536	(4,762)

Total Operating Expenses	520,762	335,334	185,428

Operating Loss	(520,671)	(335,233)	185,438

Total other income (expense)	(248,390)	(407,074)	(158,684)

Net Loss	$(769,061)	$(742,307)	$26,754

Revenues:

During the three months ended March 31, 2017 and 2016, we received revenues from the sale of in-home media products. Aggregate revenues for the three months ended March 31, 2017 were $91, compared to revenues of $101 during the three months ended March 31, 2016, a decrease in revenues of $10, or 10%.

Direct Operating Costs:

Direct operating costs were $21,202 for the three months ended March 31, 2017 compared to $8,810 for the three months ended March 31, 2016, an increase of $12,392, or 141%. Our direct operating costs increased primarily due to the addition of a new contractor that has been working to roll out our new media platform during the three months ended March 31, 2017.

General and Administrative:

General and administrative expenses were $418,436 for the three months ended March 31, 2017, compared to $275,238 for the three months ended March 31, 2016, an increase of $143,198, or 52%. General and administrative expense increased primarily due to increased rent of approximately $86,000 on our new cannabis production facility and additional expenses as we readied the facility for operation during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Officer Salaries:

Officer salaries expense totaled $78,350 for the three months ended March 31, 2017, compared to $43,750, for the three months ended March 31, 2016, an increase of $34,600, or 79%. The increase was due to a bonus of 2,000,000 shares issued to our CEO in the current year valued at $34,600.

Depreciation and Amortization:

Depreciation and amortization expense was $2,774 for the three months ended March 31, 2017, compared to $7,536 for the three months ended March 31, 2016, a decrease of $4,762, or 63%. Depreciation decreased primarily due to decreased depreciation on assets reaching the end of their depreciable life cycle during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Operating Loss:

Operating loss for the three months ended March 31, 2017 was $520,762 or ($0.00) per share, compared to an operating loss of $335,233 for the three months ended March 31, 2016, or ($0.00) per share, a decrease of $185,438, or 55%. Operating loss increased primarily due to increased rent of approximately $86,000 on our new cannabis production facility and additional expenses as we readied the facility for operation during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Other Income (Expense):

Other income (expense), on a net basis, was $(248,390) for the three months ended March 31, 2017, compared to other expense of $(407,074) for the three months ended March 31, 2016, a decreased net expense of $158,684, or 39%. Other expense decreased primarily due to the change in derivative liability of $(99,855) during the three months ended March 31, 2017, compared to the $(163,526) change in derivative liability for the three months ended March 31, 2016, resulting in a decrease of $163,526, or 62%, a decreased interest expense on debt financing of approximately $30,389, or 17%, as offset by a decreased gain on debt extinguishment of $35,231, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Net Loss:

The net loss for the three months ended March 31, 2017 was $769,061, or ($0.00) per share, compared to a net loss of $742,307, or ($0.00) per share, for the three months ended March 31, 2016, an increased net loss of $26,754, or 4%. Net loss increased primarily due to the increased costs of readying our cannabis production facility, as offset by decreased interest expense on debt financing costs of approximately $194,000 during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2017 compared to December 31, 2016.

	March 31, 2017	December 31, 2016	Increase / (Decrease)
Total Assets	$456,958	$498,617	$(41,659)

Total Liabilities	$1,680,716	$1,401,644	$279,072

Accumulated (Deficit)	$(31,381,015)	$(30,639,417)	$741,598

Stockholders’ Equity (Deficit)	$(1,223,758)	$(903,027)	$320,731

Working Capital (Deficit)	$(1,437,657)	$(1,131,646)	$306,011

Our principal source of operating capital has been provided from convertible debt financings and investments in our recently established subsidiaries. At March 31, 2017, we had a negative working capital position of $1,437,657.

Convertible Debenture Repayment and Settlements

During the three months ended March 31, 2017, the Company repaid $30,000 of debt pursuant to a payoff agreement with WHC Capital, LLC. The remaining $40,000 of the settlement liability was subsequently satisfied in full with the issuance of 2,009,419 shares of stock on April 18, 2017.

Common Stock Sales

On January 26, 2017, the Company sold 14,000,000 units, consisting of 14,000,000 shares of common stock and 14,000,000 warrants exercisable at $0.05 per share over the following 2 years, to its CEO in exchange for proceeds of $350,000.

We have utilized these funds to repay approximately $30,000 of previously issued convertible debentures and settlements, comply with our regulatory reporting requirements, and to fund our subsidiary’s medical marijuana business during the quarter. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in our industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

To conserve on the Company’s capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the three months ended March 31, 2017, the Company granted a total of $138,400 stock-based compensation, consisting of 2,000,000 shares of common stock valued at $34,600 as a bonus to our CEO, as well as an aggregate 5,000,000 shares of common stock valued at $86,500 to our Directors and an aggregate 1,000,000 shares valued at $17,300 to other service providers, compared to a total of 6,250,000 shares of preferred stock valued at $192,000 in lieu of cash payments to our CEO, compared to the issuance of 13,949,339 shares of common stock valued at an aggregate of $205,283 in lieu of cash payments to employees and outside consultants during the three months ended March 31, 2016. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2017.

As of May 12, 2017, we had five convertible notes outstanding with a cumulative outstanding principal balance of $300,000. Repayment of the notes must be done at a premium to the then-outstanding balance, resulting in the need for approximately $400,000 in liquid capital. If, rather than repay these notes, we allow them to convert into our common stock, which conversions would be done at a discount to the market price of our common stock, all of which could be sold into the open market at the time of conversion. The potential dilutive effects of these conversions at various conversion prices below our most recent market price of $0.054 per share is as follows:

	100%	75%	50%	25%
Potential conversion prices	$0.054	$0.0405	$0.027	$0.0135

Potential dilutive shares	5,555,556	7,407,407	11,111,111	22,222,222

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity	Incorporation	Relationship	Reference

Players Network(1)	Nevada	Parent	PNTV
GLFH, LLC(2)	Nevada	Subsidiary	GLFH

(1)Players Network entity is in the form of a Corporation.

(2)Majority-owned subsidiary formed on July 8, 2014, in which PNTV retained 83% ownership, with the remaining 17% held by key experts and advisors. An additional 1.6% was sold to an investor on December 8, 2014 and 3% was transferred back from a founding member on December 2, 2015, giving PNTV 84.4% ownership and minority interests ownership of 15.6%. The form of the entity was changed from a Corporation to a Limited Liability Company on May 9, 2017 at which time the name was changed from Green Leaf Farms Holdings, Inc. to GLFH, LLC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2017, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sales of equity securities by the Company occurred during the three month period ended March 31, 2017:

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

Item 3. Defaults Upon Senior Securities

On October 24, 2014, a note holder submitted a conversion request to convert $10,000 of principal on the Second LG Note, which was inconsistent with the conversion terms as stated in the convertible promissory note. The Company requested that the conversion notice be corrected and resubmitted, at which time the note holder contended the conversion terms were intended to be based on 55% of the lowest closing bid price over the preceding twelve trading days, as opposed to the stated 55% of the average of the lowest closing bid price of the Common Stock over the preceding twelve trading days. On October 31, 2014, the note holder sent demand for repayment on the Second LG Note, consisting of $35,000 of principal and $8,214 of accrued interest outstanding as of March 31, 2017. As a result, we are in default on this convertible promissory note. The note carries an 18% default interest rate and a penalty of $250 per day that the shares are not issued, beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increased to $500 per day beginning on the 10th day after the conversion notice was delivered to the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	March 26, 1998 – Articles of Incorporation (incorporated by reference to Exhibit 2.(A)(1) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.2	March 26, 1998 – Bylaws of the Company (incorporated by reference to Exhibit 2.(A)(2) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.3	June 9, 1994 – Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State (incorporated by reference to Exhibit 5.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

3.4	June 4, 2007 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 8, 2007)

3.5	May 6, 2013 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

3.6	July 8, 2014 - Articles of Incorporation for Green Leaf Farms Holdings, Inc. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

3.7	July 18, 2014 - Articles of Organization for Green Leaf Medical, LLC. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

10.1	May 8, 2017 - Securities Purchase Agreement between Players Network and Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission by Players Network on May 12, 2017)

10.2	May 8, 2017 - Form of Promissory Note issued under Securities Purchase Agreement between Players Network and Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission by Players Network on May 12, 2017)

10.3	May 8, 2017 - Form of Warrant to Purchase Shares of Common Stock issued under Securities Purchase Agreement between Players Network and Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission by Players Network on May 12, 2017)

31.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2017
Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

