Form 10-Q
period 2017-06-30
PLAYERS NETWORK
filed 2017-08-21
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2017.

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock on August 18, 2017 was 563,870,813.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended June 30, 2017

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets

Current assets:
Cash	$62,774	$145,119
Other current assets	125,292	85,150
Inventory	259,819	-
Total current assets	447,885	230,269

Fixed assets, net	421,361	29,128
Construction in progress	-	239,220

Total Assets	$869,246	$498,617

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$333,044	$298,861
Accrued expenses	366,219	293,418
Deferred rent obligations	23,840	15,656
Settlements payable	-	70,000
Convertible debentures, net of discounts of $199,340 and $241,634 at June 30, 2017 and December 31, 2016, respectively	70,660	58,366
Short term debt, net of discounts of $154,635 and $60 at June 30, 2017 and December 31, 2016, respectively	393,365	142,940
Derivative liabilities	2,520,799	482,674
Total current liabilities	3,707,927	1,361,915

Long term debt, net of discounts of $655,672 and $885,271 at June 30, 2017 and December 31, 2016, respectively	269,328	39,729
Total Liabilities	3,977,255	1,401,644

Stockholders’ (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series C convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 12,000,000 shares issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 559,915,813 and 524,394,239 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	559,916	524,394
Additional paid-in capital	30,903,449	29,463,343
Subscriptions payable, consisting of -0- and 1,000,000 shares at June 30, 2017 and December 31, 2016, respectively	-	11,400
Accumulated (deficit)	(34,251,378)	(30,639,417)
	(2,774,013)	(626,280)
Noncontrolling Interest	(333,996)	(276,747)
Total Stockholders’ (Deficit)	(3,108,009)	(903,027)

Total Liabilities and Stockholders’ (Deficit)	$869,246	$498,617

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue:	$2,979	$39	$3,070	$140
Cost of goods sold	2,208	-	2,208	-
Gross profit	771	39	862	140

Expenses:
Direct operating costs	71,849	8,190	93,051	17,000
General and administrative	734,430	160,352	1,152,866	435,590
Officer salaries	43,750	43,750	122,100	87,500
Depreciation and amortization	11,534	7,078	14,308	14,614
Total operating expenses	861,563	219,370	1,382,325	554,704

Operating loss	(860,792)	(219,331)	(1,381,463)	(554,564)

Other income (expense):
Gain on debt extinguishment, net	-	-	-	35,231
Interest expense	(271,380)	(97,359)	(419,915)	(276,283)
Change in derivative liabilities	(1,767,977)	220,788	(1,867,832)	(42,593)
Total other income (expense)	(2,039,357)	123,429	(2,287,747)	(283,645)

Net loss	$(2,900,149)	$(95,902)	$(3,669,210)	$(838,209)
Less: Net loss attributable to the noncontrolling interest	29,786	11,657	57,249	15,353
Net loss attributable to Players Network	$(2,870,363)	$(84,245)	$(3,611,961)	$(822,856)

Weighted average number of common shares outstanding - basic and fully diluted	551,841,797	394,497,654	546,464,558	381,081,826

Net loss per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(3,611,961)	$(822,856)
Minority interest in net loss	(57,249)	(15,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,308	14,614
Gain on debt extinguishment, net	-	(35,231)
Change in fair market value of derivative liabilities	1,867,832	42,593
Amortization of debt discounts	377,026	255,165
Stock issued for services	174,925	-
Stock issued for compensation, related party	121,100	192,000
Options issued for services	78,813	-
Options issued for services, related parties	157,625	-
Decrease (increase) in assets:
Other current assets	(40,142)	(19,569)
Inventory	(259,819)	-
Increase (decrease) in liabilities:
Checks drawn in excess of available funds	-	(2,154)
Accounts payable	34,183	31,974
Accrued expenses	75,151	237,548
Deferred rent obligations	8,184	4,279
Settlements payable	(30,000)	(97,000)
Net cash used in operating activities	(1,090,024)	(213,990)

Cash flows from investing activities
Purchase of fixed assets and construction in progress	(167,321)	(10,500)
Net cash used in investing activities	(167,321)	(10,500)

Cash flows from financing activities
Proceeds from convertible debentures	-	30,000
Repayment of convertible debentures	-	(80,890)
Proceeds from short term debt	385,000	188,000
Repayment of short term debt	(10,000)	(2,500)
Proceeds from sale of common stock	800,000	124,600
Net cash provided by financing activities	1,175,000	259,210

Net increase (decrease) in cash	(82,345)	34,720
Cash - beginning	145,119	-
Cash - ending	$62,774	$34,720

Supplemental disclosures:
Interest paid	$200	$230
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Contributed capital, debt settlement payment	$-	$14,000
Convertible debts settled with cash repayment agreements	$-	$150,000
Value of debt discounts	$-	$27,977
Value of shares issued for conversion of debt	$72,350	$32,100
Value of warrants issued with short term debt	$229,708	$14,396
Value of derivative adjustment due to debt conversions	$59,415	$418,763

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

The consolidated financial statements herein contain the operations of the subsidiary listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, PNTV and subsidiary, GLFH will be collectively referred to herein as the “Company”, “Players Network” or “PNTV”. The Company’s headquarters are located in Las Vegas, Nevada and substantially all of its customers are within the United States.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

Construction in Progress

The Company is constructing a grow house in its leased facility, which became operational during the second quarter of 2017 upon completion of the first phase of improvements, at which time depreciation commenced. On May 31, 2017, the Company placed in service $373,842 of leasehold improvements incurred during the first phase of construction. Phase 2 commenced in July and will be capitalized on the balance sheet under Construction in Progress. The total estimated cost to complete construction of the facility is approximately $1.7 million.

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

Revenue from the sale of our cannabis products is recognized by our subsidiary at the point of sale, at which time payment is received. Management estimates an allowance for sales returns.

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

No other new accounting pronouncements, issued or effective during the six months ended June 30, 2017, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($34,251,378), and as of June 30, 2017, the Company’s current liabilities exceeded its current assets by $3,260,042. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Officer compensation expense was $122,100 and $87,500, including $34,600 and $-0- of stock based bonuses, at June 30, 2017 and 2016, respectively. The balance owed was $70,982 at June 30, 2017.

Board of Directors

On May 1, 2017, the Company’s Board of Directors granted 2,000,000 fully vested common stock options to a member of the Board as compensation for services provided. The options are exercisable until May 1, 2020 at an exercise price of $0.07 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 234% and a call option value of $0.0525, was $105,083.

On May 1, 2017, the Company’s Board of Directors granted 1,000,000 fully vested common stock options to another member of the Board as compensation for services provided. The options are exercisable until May 1, 2020 at an exercise price of $0.07 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 234% and a call option value of $0.0525, was $52,542.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of June 30, 2017 and December 31, 2016, respectively:

	Fair Value Measurements at June 30, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$62,774	$-	$-
Total assets	62,774	-	-
Liabilities
Convertible debentures, net of discounts of $199,340	-	-	70,660
Long term debt, net of discounts of $655,672	-	269,328	-
Short term debt, net of discounts of $154,635	-	393,365	-
Derivative liability	-	-	2,520,799
Total liabilities	-	662,693	2,591,459
	$62,774	$(662,693)	$(2,591,459)

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$145,119	$-	$-
Total assets	145,119	-	-
Liabilities
Convertible debentures, net of discounts of $241,634	-	-	58,366
Short term debt, net of discounts of $60	-	142,940	-
Long term debt, net of discounts of $885,271	-	39,729	-
Derivative liability	-	-	482,674
Total liabilities	-	182,669	541,040
	$145,119	$(182,669)	$(541,040)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2017 and the year ended December 31, 2016.

Level 2 liabilities consisted of a total of $548,000 and $143,000 of short term, unsecured, promissory notes, net of discounts of $154,635 and $60 as of June 30, 2017 and December 31, 2016, respectively, along with $925,000 of long term debt, net of discounts of $655,672 and $885,271 as of June 30, 2017 and December 31, 2016, in addition to the related derivative liabilities of $2,520,799 and $482,674 at June 30, 2017 and December 31, 2016, respectively. No fair value adjustment was necessary during the six months ended June 30, 2017 and the year ended December 31, 2016.

Level 3 liabilities consist of a total of $270,000 and $300,000 of convertible debentures, net of discounts of $199,340 and $241,634 as of June 30, 2017 and December 31, 2016, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Subsidiary Formation

On July 8, 2014, we formed a subsidiary, GLFH, LLC (“GLFH”), in which we retained 84% ownership, with the remaining 16% held by key experts and advisors, of which 16% was distributed to individuals as compensation for their services, including 3% to Mr. Bradley, CEO and 1% to Mr. Berk, President of Programming, and an additional 1% was sold to one of those individuals for $60,000. An additional 1.6% was sold to an investor on December 8, 2014 and 3% was transferred back from a founding member on December 2, 2015, giving PNTV 85.4% ownership and minority interests ownership of 14.6%. The subsidiary has been formed as a holding company to potentially own additional subsidiaries that may operate medical marijuana related businesses. The form of the entity was changed from a corporation to a limited liability company on May 9, 2017 at which time the name was changed from Green Leaf Farms Holdings, Inc. to GLFH, LLC. We have received Cultivation and Production special use permits for medical marijuana in North Las Vegas, along with a license for the Cultivation and Production of recreational cannabis, in addition to the related permits in the State of Nevada.

Note 6 – Other Current Assets

Other current assets included the following as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
Security deposits	$52,100	$50,000
Prepaid expenses	73,192	35,150
	$125,292	$85,150

Note 7 – Inventory

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 30, 2017:

	June 30,	December 31,
	2017	2016
Raw materials	$16,097	$-
Finished goods	243,722	-
	$259,819	$-

Note 8 – Fixed Assets and Construction in Progress

Fixed assets consist of the following at June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
Office equipment	$88,243	$60,968
Website development costs	99,880	99,880
Furniture and fixtures	8,154	2,730
Leasehold improvements	373,842	-
Total	570,119	163,578
Less accumulated depreciation	(148,758)	(134,450)
Fixed assets, net	$421,361	$29,128

Construction in progress is stated at cost, which includes the cost of construction and other indirect costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.

Depreciation and amortization expense totaled $14,308 and $14,614 for the six months ended June 30, 2017 and 2016, respectively.

Note 9 – Accrued Expenses

As of June 30, 2017 and December 31, 2016 accrued expenses included the following:

	June 30, 2017	December 31, 2016
Accrued Payroll, Officers	$70,982	$31,343
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	60,003	21,841
Refundable Advances	100,000	105,000
	$366,219	$293,418

Note 10 – Settlements Payable

Settlements payable consisted of $-0- and $70,000 owed to WHC Capital, LLC as of June 30, 2017 and December 31, 2016, respectively.

On September 22, 2016, the Company entered into a payoff agreement to pay WHC Capital, LLC a total of $100,000 in five installments ranging between $15,000 and $25,000 payable from October 21, 2016 through February 21, 2017 in satisfaction of a total of $114,002 of principal and unpaid interest on two convertible notes originally entered into with WHC on August 24, 2015 and August 19, 2014. As of June 30, 2017, the Company had repaid the settlement, as specified in the agreement.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Convertible Debentures

Convertible debentures consist of the following at June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016

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

$ 25,000 – August 19, 2016

$ 175,000 – August 15, 2016

	$200,000	$200,000

On July 28, 2016, the Company received proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) (“First EJR Note”), which matures on July 28, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date (the “Variable Conversion Price”). The Company is required at all times to have authorized and reserved the number of shares that is actually issuable upon full conversion of the note. The note is currently in default.	35,000	35,000

On June 24, 2016, the Company received proceeds of $30,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) (“First SH Note”), which matures on June 24, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date (the “Variable Conversion Price”). In the event of default, the outstanding principal, unpaid interest and liquidated damages and fees immediately prior to the occurrence of the event of default shall become immediately due and payable in cash, at the Lender’s election, at a premium default rate determined by dividing the outstanding amount by the Variable Conversion Price on the date of default. The Company was required at all times to have authorized and reserved the number of shares that is actually issuable upon full conversion of the note. On June 16, 2017, the noteholder converted $32,350, consisting of $30,000 of principal and $2,350 of interest, in exchange for the issuance of 392,155 shares.	-	30,000

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matured on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	$35,000	$35,000

Total convertible debentures	270,000	300,000
Less: unamortized debt discounts	(199,340)	(241,634)
Convertible debentures	$70,660	$58,366

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $257,379 for the variable conversion features of the convertible debts incurred during the year ended December 31, 2016. The discounts are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $42,294 and $249,879 of interest expense pursuant to the amortization of the note discounts during the six months ended June 30, 2017 and 2016, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $8,903 and $19,040 for the six months ended June 30, 2017 and 2016, respectively related to convertible debts.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Short Term Debt

Short-term debt consists of the following at June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
On May 8, 2017, the Company entered into a Securities Purchase Agreement with Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (the “Investors”), pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $165,000, and (ii) a Warrant exercisable until May 31, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matures on November 8, 2017, bears interest at a rate of 10% per annum payable at maturity, and is subject to acceleration in the event the Company becomes delinquent in its reporting obligation with the Securities and Exchange Commission and upon other customary events of default set forth in the Notes. The Warrants can be exercised on a cashless basis by the Investors, and the Company can require the Investors to exercise the Warrants on a cashless basis at any time following the six-month anniversary of the issuance date, provided that at such time (i) the volume weighted average price of the common stock has been greater than $0.25 for a period of thirty (30) consecutive trading days, and (ii) trading in the common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which the Common Stock is trading).	$330,000	$-

On April 25, 2017, the Company entered into an unsecured promissory note with an individual at for proceeds of $10,000, bearing interest at a rate of 24% per annum, with a maturity date of May 31, 2017. A total of $10,200, consisting of $10,000 of principal and $200 was repaid on May 8, 2017.	-	-

On April 21, 2017, the Company entered into an unsecured promissory note with SK L-43, LLC bearing interest at a rate of 5% per annum, with a maturity date of July 20, 2017. In accordance with the default provisions, the principle balance of the note and unpaid interest shall be converted into common stock at $0.04 per share, along with an equal number of warrants, exercisable at $0.08 per share with a call feature entitling the borrower to require exercise if the average stock price over the 30 preceding trading days following the six month anniversary of the warrant date exceeds $0.16 per share. The note is currently in default.	25,000	-

On April 5, 2017, the Company entered into an unsecured promissory note with SK L-43, LLC bearing interest at a rate of 5% per annum, with a maturity date of July 5, 2017. In accordance with the default provisions, the principle balance of the note and unpaid interest shall be converted into common stock at $0.04 per share, along with an equal number of warrants, exercisable at $0.08 per share with a call feature entitling the borrower to require exercise if the average stock price over the 30 preceding trading days following the six month anniversary of the warrant date exceeds $0.16 per share. The note is currently in default.	50,000	-

On various dates between January 11, 2016 and April 20, 2016, the Company received aggregate refundable advances of $143,000 as the Company and an investor developed terms to a potential partnership agreement with GLFH. On June 1, 2016, the Company issued a promissory note in exchange for those deposits. The unsecured promissory note bears interest at 4% per annum (“First ZG Note”), which matures on January 3, 2017, and awarded the lender options to acquire up to 5,000,000 shares of common stock, exercisable at $0.01 per share over a four (4) week period from the origination date, which expired on July 1, 2016, in addition to options to acquire up to another 3,000,000 shares of common stock, exercisable at $0.08 per share over a twenty four (24) month period from the origination date. The aggregate fair value of the options is $6,996 and is being amortized over the earlier of the life of the loan, or the life of the options, as a debt discount. The note carries a default rate of 10%.	143,000	143,000

Total short term debt	548,000	143,000
Less: unamortized debt discounts	(154,635)	(60)
Short term debt	$393,365	$142,940

The Company recorded $92,995 and $912 of interest expense pursuant to the amortization of the note discounts during the six months ended June 30, 2017 and 2016, respectively.

The Company recorded interest expense pursuant to the stated interest rate on the above promissory notes in the amount of $8,681 and $564 at June 30, 2017 and 2016, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Long Term Debt

Long term debt consists of the following at June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016

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

	$925,000	$925,000
Less: unamortized debt discounts	(665,672)	(885,271)
Long term debt	$269,328	$39,729

The Company recorded $229,599 and $-0- of interest expense pursuant to the amortization of the note discounts during the six months ended June 30, 2017 and 2016, respectively.

The Company recorded interest expense pursuant to the stated interest rate on the above promissory notes in the amount of $23,128 and $-0- during the six months ended June 30, 2017 and 2016, respectively.

The following presents components of interest expense by instrument type at June 30, 2017 and 2016, respectively:

	June 30, 2017	June 30, 2016
Interest on convertible debentures	$8,903	$19,040
Amortization of debt discounts	377,026	255,165
Interest on short term debt	31,809	564
Accounts payable related finance charges	2,177	1,514
	$419,915	$276,283

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Derivative Liabilities

As discussed in Note 11 under Convertible Debentures, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $2,520,799 and $482,674 at June 30, 2017 and December 31, 2016, respectively. The change in fair value of the derivative liabilities resulted in a loss of $1,867,832 and $42,593 for the six months ended June 30, 2017 and 2016, respectively, which has been reported as other expense in the statements of operations. The loss of $1,867,832 for the six months ended June 30, 2017 consisted of a loss of $1,792,445 attributable to the fair value of warrants and a net loss in market value of $75,387 on the convertible notes. The loss of $42,593 for the six months ended June 30, 2016 consisted of a loss of $18,673 attributable to the fair value of warrants and a net loss in market value of $23,956 on the convertible notes.

The following presents the derivative liability value by instrument type at June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
Convertible debentures	$508,673	$462,489
Common stock warrants	2,012,126	20,185
	$2,520,799	$482,674

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively:

Derivative
Liability
Total
Balance, December 31, 2015	$1,038,504
Increase in derivative value due to issuances of convertible promissory notes	261,796
Increase in derivative value attributable to issuance of warrants	7,400
Change in fair market value of derivative liabilities due to the mark to market adjustment	227,102
Debt conversions	(1,052,128)
Balance, December 31, 2016	$482,674
Increase in derivative value attributable to issuance of warrants	351,523
Change in fair market value of derivative liabilities due to the mark to market adjustment	1,867,832
Debt conversions and redemptions	(181,230)
Balance, June 30, 2017	$2,520,799

Key inputs and assumptions used to value the convertible debentures and warrants issued during the six months ended June 30, 2017 and the year ended December 31, 2016:

●	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.

●	The warrant exercise prices ranged from $0.03 to $0.20, exercisable over 2 to 10 year periods from the grant date.

●	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.

●	The monthly trading volume would average below $1,112,000 in the period and would increase at 1% per month.

●	The holder would automatically convert the notes at maturity at the greater of 2 times the conversion price or stock price if the registration was effective and the Company was not in default.

●	An event of default for the convertible note would occur 0% of the time, increasing to 1% per month to a maximum of 5%.

●	Alternative financing for the convertible note would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 50%.

●	The computed volatility was projected based on historical volatility.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15 – Changes in Stockholders’ Equity (Deficit)

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

The Series C shares carry 50:1 preferential voting rights, and are convertible into shares of common stock on a 1:1 basis

Common Stock Authorized

The Company has authorized 1,200,000,000 shares of common stock, as amended on July 22, 2015, of which 563,870,813 shares were issued and outstanding and 8,075,272 shares were reserved as of the date of this filing.

Common Stock Sales

On June 29, 2017, the Company sold 500,000 units at $0.10 per unit, consisting of 500,000 shares of common stock and 500,000 warrants exercisable at $0.15 per share over the following 3 years, to an individual investor for proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On June 23, 2017, a warrant holder exercised warrants to purchase 2,500,000 shares of common stock at $0.04 per share for proceeds of $100,000.

On June 21, 2017, the Company sold 1,000,000 units at $0.10 per unit, consisting of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.15 per share over the following 3 years, to an individual investor for proceeds of $100,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On June 13, 2017, the Company sold 1,000,000 units at $0.05 per unit, consisting of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.15 per share over the following 3 years, along with another 1,000,000 warrants exercisable at $0.20 per share over the following 3 years, to an individual investor for proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On June 13, 2017, the Company sold 1,000,000 units at $0.075 per unit, consisting of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.15 per share over the following 3 years, along with another 1,000,000 warrants exercisable at $0.20 per share over the following 3 years, to another individual investor for proceeds of $75,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On June 9, 2017, a warrant holder exercised warrants to purchase 1,500,000 shares of common stock at $0.05 per share for proceeds of $75,000.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Issuances for Debt Conversions

On June 16, 2017, the Company issued 392,155 shares of common stock pursuant to the conversion of $32,350, consisting of $30,000 of outstanding principal and $3,250 of unpaid interest, on the First Howard Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized, and the settlement terms have been fully realized paying off the debt in full.

On April 18, 2017, the Company issued 2,009,419 shares of common stock pursuant to the conversion of $40,000 of outstanding principal on the WHC Notes settlement in lieu of cash. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized, and the settlement terms have been fully realized paying off the debt in full.

Common Stock Issued for Services

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

On April 20, 2017, the Company issued 350,000 shares of common stock in lieu of cash for video editing services to a consultant. The total fair value of the common stock was $15,750 based on the closing price of the Company’s common stock on the date of grant.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Options and Warrants

Warrants Granted

On June 29, 2017, the Company sold 500,000 units at $0.10 per unit, consisting of 500,000 shares of common stock and 500,000 warrants exercisable at $0.15 per share over the following 3 years, to an individual investor for proceeds of $50,000.

On June 21, 2017, the Company sold 1,000,000 units at $0.10 per unit, consisting of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.15 per share over the following 3 years, to an individual investor for proceeds of $100,000.

On June 13, 2017, the Company sold 1,000,000 units at $0.05 per unit, consisting of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.15 per share over the following 3 years, along with another 1,000,000 warrants exercisable at $0.20 per share over the following 3 years, to an individual investor for proceeds of $50,000.

On June 13, 2017, the Company sold 1,000,000 units at $0.075 per unit, consisting of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.15 per share over the following 3 years, along with another 1,000,000 warrants exercisable at $0.20 per share over the following 3 years, to another individual investor for proceeds of $75,000.

On May 8, 2017, the Company entered into a Securities Purchase Agreement with Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (the “Investors”), pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $165,000, and (ii) a Warrant exercisable until May 31, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matures on November 8, 2017, bears interest at a rate of 10% per annum payable at maturity, and is subject to acceleration in the event the Company becomes delinquent in its reporting obligation with the Securities and Exchange Commission and upon other customary events of default set forth in the Notes. The Warrants can be exercised on a cashless basis by the Investors, and the Company can require the Investors to exercise the Warrants on a cashless basis at any time following the six-month anniversary of the issuance date, provided that at such time (i) the volume weighted average price of the common stock has been greater than $0.25 for a period of thirty (30) consecutive trading days, and (ii) trading in the common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which the Common Stock is trading).

On January 26, 2017, the Company sold 14,000,000 units, consisting of 14,000,000 shares of common stock and 14,000,000 warrants exercisable at $0.05 per share over the following 2 years, to its CEO in exchange for proceeds of $350,000.

Warrants exercised

On June 23, 2017, a warrant holder exercised warrants to purchase 2,500,000 shares of common stock at $0.04 per share for proceeds of $100,000.

On June 9, 2017, a warrant holder exercised warrants to purchase 1,500,000 shares of common stock at $0.05 per share for proceeds of $75,000.

Options Granted

On May 1, 2017, the Company’s Board of Directors granted 2,000,000 fully vested cashless common stock options to a member of the Board as compensation for services provided. The options are exercisable until May 1, 2020 at an exercise price of $0.07 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 234% and a call option value of $0.0525, was $105,083.

On May 1, 2017, the Company’s Board of Directors granted 1,000,000 fully vested cashless common stock options to another member of the Board as compensation for services provided. The options are exercisable until May 1, 2020 at an exercise price of $0.07 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 234% and a call option value of $0.0525, was $52,542.

On May 1, 2017, the Company’s Board of Directors granted 1,000,000 fully vested cashless common stock options to a consultant as compensation for services provided. The options are exercisable until May 1, 2020 at an exercise price of $0.07 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 234% and a call option value of $0.0525, was $52,542.

On May 1, 2017, the Company’s Board of Directors granted 500,000 fully vested cashless common stock options to a consultant as compensation for services provided. The options are exercisable until May 1, 2020 at an exercise price of $0.07 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 234% and a call option value of $0.0525, was $26,271.

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

For the six months ended June 30, 2017 and the year ended December 31, 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2017, the Company had approximately $23,600,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	June 30, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carry forwards	$8,260,000	$7,763,000

Net deferred tax assets before valuation allowance	8,260,000	7,763,000
Less: Valuation allowance	(8,260,000)	(7,763,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2017 and December 31, 2016, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	June 30, 2017	December 31, 2016

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 18 – Non-Controlling Interest

Non-controlling interest originally represented 16% interest in our GLFH subsidiary held by eleven individuals, of whom the Company’s CEO, Mark Bradley and the Company’s President of Programming, Michael Berk own 3% and 1%, respectively, through December 8, 2014. On December 9, 2014, one of the non-officer, minority investors exercised an option to purchase an additional 1.6% interest in GLFH from the Company in exchange for proceeds of $160,000 and 3% was transferred back to the Company from a founding member on December 2, 2015, thereby resulting in a minority interest in the subsidiary of 15.6% by ten individuals. The net loss attributable to the non-controlling interest totaled $57,249 and $15,353 during the six months ended June 30, 2017 and 2016, respectively. The net loss attributable to the parent was and $334,870 and $83,062 during the six months ended June 30, 2017 and 2016, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 19 – Subsequent Events

Appointment of CFO/CCO

On July 4, 2017, the Board of Directors appointed Geoffrey Lawrence to serve as the Company’s Chief Financial Officer and Chief Compliance Officer, effective July 1, 2017. Mr. Lawrence was issued 250,000 shares of common stock as a signing bonus.

On August 8, 2017, the Company also granted Mr. Lawrence an option to purchase 2,000,000 shares of the Company’s common stock, vesting ratably on a monthly basis over a one-year period at an exercise price of $0.17 per share.

Common Stock Sales

On July 17, 2017, the Company sold 1,875,000 units at $0.16 per unit, consisting of 1,875,000 shares of common stock and 1,875,000 warrants exercisable at $0.21 per share over the following 3 years, along with another 1,875,000 warrants exercisable at $0.24 per share over the following 3 years, to an individual investor for proceeds of $300,000.

Common Stock Issuances for Services

On July 4, 2017, the Company issued a total of 605,000 shares of common stock to six service providers for services provided on behalf of our subsidiary, GLFH. The total fair value of the common stock was $102,124 based on the closing price of the Company’s common stock on the date of grant.

On July 4, 2017, the Company issued a total of 1,225,000 shares of common stock to seven service providers for services provided. The total fair value of the common stock was $206,780 based on the closing price of the Company’s common stock on the date of grant.

Options Issued for Services

On July 4, 2017, the Company awarded fully vested cashless options to our CEO, Mark Bradley, to acquire up to 1,750,000 shares of common stock, exercisable at $0.17 per share over a thirty six (36) month period from the origination date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 226% and a call option value of $0.1409, was $246,621.

On July 4, 2017, the Company awarded fully vested cashless options to the Company’s President of Programming, Michael Berk, to acquire up to 1,750,000 shares of common stock, exercisable at $0.17 per share over a thirty six (36) month period from the origination date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 226% and a call option value of $0.1409, was $246,621.

On July 4, 2017, the Company awarded fully vested cashless options to our Director, Brett Pojunis, to acquire up to 3,000,000 shares of common stock, exercisable at $0.17 per share over a thirty six (36) month period from the origination date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 226% and a call option value of $0.1409, was $422,779.

On July 4, 2017, the Company awarded fully vested cashless options to a consultant to acquire up to 1,750,000 shares of common stock, exercisable at $0.17 per share over a thirty six (36) month period from the origination date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 226% and a call option value of $0.1409, was $246,621.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

Players Network is a vertically integrated company that is engaged in the development of digital networks, and is also actively pursuing the cultivation and processing of medical marijuana in North Las Vegas pursuant to two medical marijuana establishments(MME) licenses we were granted by the city of North Las Vegas for cultivation and production. The Company holds an 85.4% interest in GLFH, LLC, which is a holding company formed to house our medical marijuana and recreational marijuana businesses, which commenced operations on May 31, 2017. We distribute broadband video and other social media content over a wide variety of internet enabled devices and cable television channels. The Company has launched its proprietary scalable NexGenTV technology platform. The platform is designed to deliver video content and develop digital social communities, including “Vegas On Demand TV” and “Weed TV” on the media side of the business.

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

We plan for Weed TV to have other features by the end of 2017 and adapt new technology that the other networks don’t have, including a directory of businesses that cater to the marijuana business, such as dispensaries, smoke shops, doctors, financial institutions, manufacturers and more. These businesses will have a free basic listing and the ability to upgrade for an extra monthly fee, where they can build their own media channel using the ‘NexGenTV” Platform. We estimate this market is in excess of approximately 70,000 businesses and will continue to grow as more states legalize MME businesses. Our goal in 2017 is to begin to capture this market in an effort to increase our revenues.

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

GLFH Overview

GLFH, LLC (“GLFH”, “Green Leaf”) was granted two Medical Marijuana Establishment (MME) licenses by the City of North Las Vegas and State of Nevada; one for cultivation, and one for production of extracts, along with cultivation and production licenses for recreational cannabis that went into effect on July 1, 2017.

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

Green Leaf provides the following products and services:

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

Results of Operations for the Three Months Ended June 30, 2017 and 2016:

	For the Three Months Ended
	June 30,		Increase /
	2017	2016	(Decrease)

Revenues	$2,979	$39	$2,940
Cost of goods sold	2,208	-	2,208
Gross profit	771	39	732

Direct operating costs	71,849	8,190	63,659
General and administrative	734,430	160,352	574,078
Officer salaries	43,750	43,750	-
Depreciation and amortization	11,534	7,078	4,456

Total Operating Expenses	861,563	219,370	642,193

Operating Loss	(860,792)	(219,331)	641,461

Total other income (expense)	(2,039,357)	123,429	(2,162,786)

Net Loss	$(2,900,149)	$(95,902)	$2,804,247

Revenues:

During the three months ended June 30, 2017 and 2016, we received revenues from the sale of in-home media products, and more importantly, we made our first sales of cannabis products. Our sales were limited in that they were necessary in order to secure our recreational cannabis licenses, but we were successful in obtaining all necessary licenses and are now ramping up operations whereby we expect to realize significantly more revenues in the third quarter. Aggregate revenues for the three months ended June 30, 2017 were $2,979, compared to revenues of $39 during the three months ended June 30, 2016, a decrease in revenues of $2,940, or 7,538%.

Direct Operating Costs:

Direct operating costs were $71,849 for the three months ended June 30, 2017 compared to $8,190 for the three months ended June 30, 2016, an increase of $63,659, or 777%. Our direct operating costs increased primarily due to the addition of a new contractor that has been working to roll out our new media platform during the three months ended June 30, 2017.

General and Administrative:

General and administrative expenses were $734,430 for the three months ended June 30, 2017, compared to $160,352 for the three months ended June 30, 2016, an increase of $574,078, or 358%. General and administrative expense increased primarily due to the issuance of $394,063 of stock-based compensation as we significantly ramped up efforts to get our cannabis facility operational during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Officer Salaries:

Officer salaries expense totaled $43,750 for the three months ended June 30, 2017, compared to $43,750, for the three months ended June 30, 2016. Our officer salaries will increase with the addition of our new Chief Financial Officer beginning in the third quarter.

Depreciation and Amortization:

Depreciation and amortization expense was $11,534 for the three months ended June 30, 2017, compared to $7,078 for the three months ended June 30, 2016, an increase of $4,456, or 63%. Depreciation increased primarily due to placing our leasehold improvements and other equipment purchases into service toward the end of the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Operating Loss:

Operating loss for the three months ended June 30, 2017 was $860,792 or ($0.00) per share, compared to an operating loss of $219,331 for the three months ended June 30, 2016, or ($0.00) per share, an increase of $641,461, or 292%. Operating loss increased primarily due to increased stock-based compensation as we significantly ramped up efforts to get our cannabis facility operational during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Other Income (Expense):

Other income (expense), on a net basis, was $(2,039,357) for the three months ended June 30, 2017, compared to other income of $123,429 for the three months ended June 30, 2016, an increased net expense of $2,162,786, or 1,752%. Other expense increased primarily due to the increased loss on derivative liability of $1,988,765, or 901%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, an increased interest expense on debt financing of approximately $174,081, or 179% during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

Net Loss:

The net loss for the three months ended June 30, 2017 was $2,900,149, or ($0.01) per share, compared to a net loss of $95,902, or ($0.00) per share, for the three months ended June 30, 2016, an increased net loss of $2,804,247, or 2,924%. Net loss increased primarily due to a non-cash increased expense from our derivative liabilities and the increased costs of readying our cannabis production facility, in addition to increased interest expense on debt financing costs as we financed those efforts during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

Results of Operations for the Six Months Ended June 30, 2017 and 2016:

	For the Six Months Ended
	June 30,		Increase /
	2017	2016	(Decrease)

Revenues	$3,070	$140	$2,930
Cost of goods sold	2,208	-	2,208
Gross profit	862	140	722

Direct operating costs	93,051	17,000	76,051
General and administrative	1,152,866	435,590	717,276
Officer salaries	122,100	87,500	34,600
Depreciation and amortization	14,308	14,614	(306)

Total Operating Expenses	1,382,325	554,704	827,621

Operating Loss	(1,381,463)	(554,564)	826,899

Total other income (expense)	(2,287,747)	(283,645)	(2,004,102)

Net Loss	$(3,669,210)	$(838,209)	$2,831,001

Revenues:

During the six months ended June 30, 2017 and 2016, we received revenues from the sale of in-home media products, and more importantly, we made our first sales of cannabis products. Our sales were limited in that they were necessary in order to secure our recreational cannabis licenses, but we were successful in obtaining all necessary licenses and are now ramping up operations whereby we expect to realize significantly more revenues in the third quarter. Aggregate revenues for the six months ended June 30, 2017 were $3,070, compared to revenues of $140 during the six months ended June 30, 2016, an increase in revenues of $2,930, or 2,093%.

Direct Operating Costs:

Direct operating costs were $93,051 for the six months ended June 30, 2017 compared to $17,000 for the six months ended June 30, 2016, an increase of $76,051, or 447%. Our direct operating costs increased primarily due to the addition of a new contractor that has been working to roll out our new media platform during the six months ended June 30, 2017.

General and Administrative:

General and administrative expenses were $1,152,866 for the six months ended June 30, 2017, compared to $435,590 for the six months ended June 30, 2016, an increase of $717,276, or 165%. General and administrative expense increased primarily due to the issuance of $497,863 of stock-based compensation, compared to $173,250 of stock-based compensation in the comparative period, as we significantly ramped up efforts to get our cannabis facility operational during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Officer Salaries:

Officer salaries expense totaled $122,100 for the six months ended June 30, 2017, compared to $87,500, for the six months ended June 30, 2016, an increase of $34,600, or 40%. The increase was due to a bonus of 2,000,000 shares issued to our CEO in the current year valued at $34,600.

Depreciation and Amortization:

Depreciation and amortization expense was $14,308 for the six months ended June 30, 2017, compared to $14,614 for the six months ended June 30, 2016, a decrease of $306, or 2%.

Operating Loss:

Operating loss for the six months ended June 30, 2017 was $1,381,463 or ($0.00) per share, compared to an operating loss of $554,564 for the six months ended June 30, 2016, or ($0.00) per share, an increase of $826,899, or 149%. Operating loss increased primarily due to the issuance of $497,863 of stock-based compensation, compared to $173,250 of stock-based compensation in the comparative period, as we significantly ramped up efforts to get our cannabis facility operational during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Other Income (Expense):

Other income (expense), on a net basis, was $(2,287,747) for the six months ended June 30, 2017, compared to other expense of $(283,645) for the six months ended June 30, 2016, an increased net expense of $2,004,102, or 707%. Other expense increased primarily due to the increased derivative liability expense of $1,825,239, or 4,285%, over the comparative period, and an increased interest expense on debt financing of approximately $143,632, or 52%, as offset by a decreased gain on debt extinguishment of $35,231, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

Net Loss:

The net loss for the six months ended June 30, 2017 was $3,669,210, or ($0.01) per share, compared to a net loss of $838,209, or ($0.00) per share, for the six months ended June 30, 2016, an increased net loss of $2,831,001, or 338%. Net loss increased primarily due to the increased costs of readying our cannabis production facility and increased debt financing costs during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2017 compared to December 31, 2016.

	June 30, 2017	December 31, 2016	Increase / (Decrease)

Total Assets	$869,246	$498,617	$370,329

Total Liabilities	$3,977,255	$1,401,644	$2,575,611

Accumulated (Deficit)	$(34,251,378)	$(30,639,417)	$3,611,961

Stockholders’ Equity (Deficit)	$(3,108,009)	$(903,027)	$2,204,982

Working Capital (Deficit)	$(3,260,042)	$(1,131,646)	$2,128,696

Our principal source of operating capital has been provided from equity investments and debt financings. At June 30, 2017, we had a negative working capital position of $3,260,042.

Debt Financing

On May 8, 2017, the Company entered into a Securities Purchase Agreement with Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (the “Investors”), pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $165,000, and (ii) a Warrant exercisable until May 31, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matures on November 8, 2017, bears interest at a rate of 10% per annum payable at maturity.

On April 21, 2017, the Company entered into an unsecured promissory note with SK L-43, LLC bearing interest at a rate of 5% per annum, with a maturity date of July 20, 2017. In accordance with the default provisions, the principle balance of the note and unpaid interest shall be converted into common stock at $0.04 per share, along with an equal number of warrants, exercisable at $0.08 per share with a call feature entitling the borrower to require exercise if the average stock price over the 30 preceding trading days following the six month anniversary of the warrant date exceeds $0.16 per share.

On April 5, 2017, the Company entered into an unsecured promissory note with SK L-43, LLC bearing interest at a rate of 5% per annum, with a maturity date of July 5, 2017. In accordance with the default provisions, the principle balance of the note and unpaid interest shall be converted into common stock at $0.04 per share, along with an equal number of warrants, exercisable at $0.08 per share with a call feature entitling the borrower to require exercise if the average stock price over the 30 preceding trading days following the six month anniversary of the warrant date exceeds $0.16 per share.

Convertible Debenture Repayment and Settlements

During the six months ended June 30, 2017, the Company repaid $30,000 of debt pursuant to a payoff agreement with WHC Capital, LLC. The remaining $40,000 of the settlement liability was satisfied in full with the issuance of 2,009,419 shares of stock on April 18, 2017.

Common Stock Sales

On June 29, 2017, the Company sold 500,000 units at $0.10 per unit, consisting of 500,000 shares of common stock and 500,000 warrants exercisable at $0.15 per share over the following 3 years, to an individual investor for proceeds of $50,000.

On June 23, 2017, a warrant holder exercised warrants to purchase 2,500,000 shares of common stock at $0.04 per share for proceeds of $100,000.

On June 21, 2017, the Company sold 1,000,000 units at $0.10 per unit, consisting of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.15 per share over the following 3 years, to an individual investor for proceeds of $100,000.

On June 13, 2017, the Company sold 1,000,000 units at $0.05 per unit, consisting of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.15 per share over the following 3 years, along with another 1,000,000 warrants exercisable at $0.20 per share over the following 3 years, to an individual investor for proceeds of $50,000.

On June 13, 2017, the Company sold 1,000,000 units at $0.075 per unit, consisting of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.15 per share over the following 3 years, along with another 1,000,000 warrants exercisable at $0.20 per share over the following 3 years, to another individual investor for proceeds of $75,000.

On June 9, 2017, a warrant holder exercised warrants to purchase 1,500,000 shares of common stock at $0.05 per share for proceeds of $75,000.

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

To conserve on the Company’s capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the six months ended June 30, 2017, the Company granted a total of $532,463 stock-based compensation, consisting of 2,000,000 shares of common stock valued at $34,600 as a bonus to our CEO, as well as an aggregate 5,000,000 shares of common stock valued at $86,500 to our Directors and an aggregate 4,620,000 shares valued at $174,925 to other service providers, compared to a total of 6,250,000 shares of preferred stock valued at $192,000 in lieu of cash payments to our CEO during the six months ended June 30, 2016. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2017.

As of August 18, 2017, we had four convertible notes outstanding with a cumulative outstanding principal balance of $270,000. Repayment of the notes must be done at a premium to the then-outstanding balance, resulting in the need for approximately $370,000 in liquid capital. If, rather than repay these notes, we allow them to convert into our common stock, which conversions would be done at a discount to the market price of our common stock, all of which could be sold into the open market at the time of conversion. The potential dilutive effects of these conversions at various conversion prices below our most recent market price of $0.10 per share is as follows:

	100%	75%	50%	25%
Potential conversion prices	$0.10	$0.075	$0.05	$0.025

Potential dilutive shares	2,700,000	3,600,000	5,400,000	10,800,000

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

The consolidated financial statements herein contain the operations of the subsidiary listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, PNTV and subsidiary, GLFH will be collectively referred to herein as the “Company”, “Players Network” or “PNTV”. The Company’s headquarters are located in Las Vegas, Nevada and substantially all of its customers are within the United States.

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

Revenue from the sale of our cannabis products is recognized by our subsidiary at the point of sale, at which time payment is received. Management estimates an allowance for sales returns.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2017, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder, during the three month period ended June 30, 2017:

On June 29, 2017, the Company sold 500,000 units at $0.10 per unit, consisting of an aggregate of 500,000 shares of common stock and 500,000 warrants exercisable at $0.15 per share over the following 3 years, to an individual investor for proceeds of $50,000.

On June 23, 2017, a warrant holder exercised warrants to purchase 2,500,000 shares of common stock at $0.04 per share for proceeds of $100,000.

On June 21, 2017, the Company sold 1,000,000 units at $0.10 per unit, consisting of an aggregate of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.15 per share over the following 3 years, to an individual investor for proceeds of $100,000.

On June 16, 2017, the Company issued 392,155 shares of common stock pursuant to the conversion of $32,350, consisting of $30,000 of outstanding principal and $3,250 of unpaid interest, on the First Howard Note.

On June 13, 2017, the Company sold 1,000,000 units at $0.05 per unit, consisting of an aggregate of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.15 per share over the following 3 years, along with another 1,000,000 warrants exercisable at $0.20 per share over the following 3 years, to an individual investor for proceeds of $50,000.

On June 13, 2017, the Company sold 1,000,000 units at $0.075 per unit, consisting of an aggregate of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.15 per share over the following 3 years, along with another 1,000,000 warrants exercisable at $0.20 per share over the following 3 years, to another individual investor for proceeds of $75,000.

On June 9, 2017, a warrant holder exercised warrants to purchase 1,500,000 shares of common stock at $0.05 per share for proceeds of $75,000.

On May 1, 2017, the Company issued a total of 1,220,000 shares of common stock to four service providers for services provided on behalf of our subsidiary, GLFH.

On May 1, 2017, the Company issued a total of 1,050,000 shares of common stock to five service providers for services provided.

On April 20, 2017, the Company issued 350,000 shares of common stock in lieu of cash for video editing services to a consultant.

On April 18, 2017, the Company issued 2,009,419 shares of common stock pursuant to the conversion of $40,000 of outstanding principal on the WHC Notes settlement in lieu of cash.

Item 3. Defaults Upon Senior Securities

On October 24, 2014, a note holder submitted a conversion request to convert $10,000 of principal on the Second LG Note, which was inconsistent with the conversion terms as stated in the convertible promissory note. The Company requested that the conversion notice be corrected and resubmitted, at which time the note holder contended the conversion terms were intended to be based on 55% of the lowest closing bid price over the preceding twelve trading days, as opposed to the stated 55% of the average of the lowest closing bid price of the Common Stock over the preceding twelve trading days. On October 31, 2014, the note holder sent demand for repayment on the Second LG Note, consisting of $35,000 of principal and $8,214 of accrued interest outstanding as of June 30, 2017. As a result, we are in default on this convertible promissory note. The note carries an 18% default interest rate and a penalty of $250 per day that the shares are not issued, beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increased to $500 per day beginning on the 10th day after the conversion notice was delivered to the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	March 26, 1998 – Articles of Incorporation (incorporated by reference to Exhibit 2.(A)(1) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.2	March 26, 1998 – Bylaws of the Company (incorporated by reference to Exhibit 2.(A)(2) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.3	June 9, 1994 – Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State (incorporated by reference to Exhibit 5.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

3.4	June 4, 2007 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 8, 2007)

3.5	May 6, 2013 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

3.6	July 8, 2014 - Articles of Incorporation for Green Leaf Farms Holdings, Inc. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

3.7	July 18, 2014 - Articles of Organization for Green Leaf Medical, LLC. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

10.1	May 8, 2017 - Securities Purchase Agreement between Players Network and Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission by Players Network on May 12, 2017)

10.2	May 8, 2017 - Form of Promissory Note issued under Securities Purchase Agreement between Players Network and Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission by Players Network on May 12, 2017)

10.3	May 8, 2017 - Form of Warrant to Purchase Shares of Common Stock issued under Securities Purchase Agreement between Players Network and Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission by Players Network on May 12, 2017)

10.4	August 8, 2017 - Employment Agreement between Players Network and Geoffrey Lawrence (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission by Players Network on August 14, 2017)

31.1*	Certification of Mark Bradley, CEO and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Geoffrey Lawrence, CFO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Geoffrey Lawrence, CFO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 21, 2017

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer)

/s/ Geoffrey Lawrence
Geoffrey Lawrence
Chief Financial Officer
(Principal Financial Officer)

