Form 10-Q
period 2017-09-30
PLAYERS NETWORK
filed 2017-11-20
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2017.

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock on November 18, 2017 was 575,967,698.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended September 30, 2017

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets

Current assets:
Cash	$133,801	$145,119
Other current assets	99,141	85,150
Inventory	227,012	-
Total current assets	459,954	230,269

Fixed assets, net	407,833	29,128
Construction in progress	314,146	239,220

Total Assets	$1,181,933	$498,617

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$637,177	$298,861
Accrued expenses	417,108	293,418
Deferred revenue	2,500	-
Deferred rent obligations	26,325	15,656
Settlements payable	-	70,000
Convertible debentures, net of discounts of $192,961 and $241,634 at September 30, 2017 and December 31, 2016, respectively	77,039	58,366
Short term debt, net of discounts of $284,216 and $60 at September 30, 2017 and December 31, 2016, respectively	554,784	142,940
Derivative liabilities	1,582,282	482,674
Total current liabilities	3,297,215	1,361,915

Long term debt, net of discounts of $538,972 and $885,271 at September 30, 2017 and December 31, 2016, respectively	386,028	39,729
Total Liabilities	3,683,243	1,401,644

Stockholders' (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series C convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 12,000,000 shares issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 568,209,581 and 524,394,239 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	568,210	524,394
Additional paid-in capital	32,610,699	29,463,343
Subscriptions payable, consisting of 8,258,117 and 1,000,000 shares at September 30, 2017 and December 31, 2016, respectively	828,875	11,400
Accumulated (deficit)	(36,151,435)	(30,639,417)
	(2,129,651)	(626,280)
Noncontrolling Interest	(371,659)	(276,747)
Total Stockholders' (Deficit)	(2,501,310)	(903,027)

Total Liabilities and Stockholders' (Deficit)	$1,181,933	$498,617

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue:	$38,074	$59	$41,144	$199
Cost of goods sold	32,806	-	35,014	-
Gross profit	5,268	59	6,130	199

Expenses:
Direct operating costs	334,545	7,537	427,596	24,537
General and administrative	2,559,617	234,402	3,712,483	669,992
Officer salaries	34,350	44,423	156,450	131,923
Depreciation and amortization	28,542	6,969	42,850	21,583
Total operating expenses	2,957,054	293,331	4,339,379	848,035

Operating loss	(2,951,786)	(293,272)	(4,333,249)	(847,836)

Other income (expense):
Gain on debt extinguishment, net	-	34,002	-	73,505
Interest expense	(325,133)	(64,719)	(745,048)	(345,274)
Change in derivative liabilities	1,339,199	(196,086)	(528,633)	(238,679)
Total other income (expense)	1,014,066	(226,803)	(1,273,681)	(510,448)

Net loss	$(1,937,720)	$(520,075)	$(5,606,930)	$(1,358,284)
Less: Net loss attributable to the noncontrolling interest	37,663	16,289	94,912	31,642
Net loss attributable to Players Network	$(1,900,057)	$(503,786)	$(5,512,018)	$(1,326,642)

Weighted average number of common shares outstanding - basic and fully diluted	564,473,234	431,826,412	552,533,416	398,120,154

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(5,512,018)	$(1,326,642)
Minority interest in net loss	(94,912)	(31,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	42,850	21,583
Gain on debt extinguishment, net	-	(73,505)
Change in fair market value of derivative liabilities	528,633	238,679
Amortization of debt discounts	675,239	305,747
Stock issued for services	823,779	7,000
Stock issued for compensation, related party	178,300	339,000
Options issued for services	325,434	-
Options issued for services, related parties	1,252,411	-
Decrease (increase) in assets:
Other current assets	(13,991)	(279)
Inventory	(227,012)	-
Increase (decrease) in liabilities:
Checks drawn in excess of available funds	-	(2,154)
Accounts payable	338,316	137,460
Accrued expenses	126,965	71,026
Deferred revenue	2,500	-
Deferred rent obligations	10,669	8,613
Settlements payable	(30,000)	(148,810)
Net cash used in operating activities	(1,572,837)	(453,924)

Cash flows from investing activities
Purchase of fixed assets and construction in progress	(496,481)	(121,403)
Net cash used in investing activities	(496,481)	(121,403)

Cash flows from financing activities
Proceeds from convertible debentures	-	265,000
Repayment of convertible debentures	-	(80,890)
Proceeds from short term debt	735,000	188,000
Repayment of short term debt	(10,000)	(50,000)
Proceeds from sale of common stock	1,333,000	286,850
Net cash provided by financing activities	2,058,000	608,960

Net increase (decrease) in cash	(11,318)	33,633
Cash - beginning	145,119	-
Cash - ending	$133,801	$33,633

Supplemental disclosures:
Interest paid	$200	$328
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Contributed capital, debt settlement payment	$-	$14,000
Convertible debts settled with cash repayment agreements	$-	$320,000
Value of debt discounts	$46,000	$257,379
Value of shares issued for conversion of debt	$148,275	$124,477
Value of warrants issued with short term debt	$518,423	$14,396
Value of derivative adjustment due to debt conversions	$52,552	$840,500
Advance exchanged for promissory note	$-	$25,000

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity	Incorporation	Relationship	Reference

Players Network(1)	Nevada	Parent	PNTV
Green Leaf Farms Holdings, LLC(2)	Nevada	Subsidiary	GLFH

(1)Players Network entity is in the form of a corporation.

(2)Majority-owned subsidiary formed on July 8, 2014, in which PNTV retained 84% ownership, with the remaining 16% held by key experts and advisors. An additional 1.6% was sold to an investor on December 8, 2014 and 3% was transferred back from a founding member on December 2, 2015, giving PNTV 85.4% ownership and minority interests ownership of 14.6%. The form of the entity was changed from a corporation to a limited liability company on May 9, 2017 at which time the name was changed from Green Leaf Farms Holdings, Inc. to Green Leaf Farms Holdings, LLC (“GLFH”).

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of prepackaged purchased goods ready for resale, and cannabis flower grown in-house under our cultivation license, along with produced edibles and extracts developed under our production license.

Construction in Progress

The Company is constructing a grow house in its leased facility, which became operational during the second quarter of 2017 upon completion of the first phase of improvements, at which time depreciation commenced. On May 31, 2017, the Company placed in service $373,842 of leasehold improvements incurred during the first phase of construction. Phase 2 commenced in July and will be capitalized on the balance sheet under Construction in Progress. The total estimated cost to complete construction of the facility is approximately $1.7 million, and an additional $314,146 of construction costs have been capitalized as of September 30, 2017.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue Recognition

Revenue is primarily generated through our subsidiary, Green Leaf Holdings, LLC. Green Leaf recognizes revenue from the sale of the following cannabis products and services to licensed dispensaries within the state of Nevada:

●	Premium organic medical cannabis sold wholesale to licensed retailers
●	Recreational marijuana cannabis products sold wholesale to distributors and retailers
●	Extraction products such as oils and waxes derived from in-house cannabis production
●	Processing and extraction services for licensed medical cannabis cultivators in Nevada
●	High quality cannabis strains in the form of vegetative cuttings for sale to licensed medical cannabis cultivators in Nevada

Revenue from the sale of our cannabis products is recognized by our subsidiary at the point of sale, at which time payment is received. Management estimates an allowance for sales returns.

The Company also intends to recognize revenue from its internet television platform from internally generated products and from partnered merchants when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. These criteria are met when the customers purchase a product or access a web-based video, the product or web-based video has been electronically delivered to the purchaser and payment has been received. At that time, the Company's obligations to the customer is substantially complete. The Company records the net amount it retains from the sale of items from its internet television platform after paying any agreed upon percentage of the purchase price to the featured advertising merchant excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as an agent of the partnered merchant in the transaction. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per ASU 2017-9, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-9. ASU 2017-9 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-9 is not expected to have a material impact on the Company’s financial statements or related disclosures.

In March 2017, the FASB issued ASU No. 2017-7, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, which include interest cost and prior service cost or credit, among others, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This ASU is effective for the Company’s fiscal year 2018, including interim periods. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements. The Company has not yet concluded how the new standard will impact the consolidated financial statements.

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

No other new accounting pronouncements, issued or effective during the nine months ended September 30, 2017, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($36,151,435), and as of September 30, 2017, the Company’s current liabilities exceeded its current assets by $2,837,261. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Related Party

Officers

On September 11, 2017, the Company issued 150,000 shares of common stock to its CFO as a bonus for services performed. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on October 2, 2017.

On August 8, 2017, the Company awarded fully vested cashless options to our CFO, Geoffrey Lawrence, to acquire up to 2,000,000 shares of common stock, exercisable at $0.17 per share over a thirty six (36) month period from the origination date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 273% and a call option value of $0.0894, was $178,765.

On July 4, 2017, the Board of Directors appointed Geoffrey Lawrence to serve as the Company’s Chief Financial Officer and Chief Compliance Officer, effective July 1, 2017. Mr. Lawrence was issued 250,000 shares of common stock as a signing bonus. The total fair value of the common stock was $42,200 based on the closing price of the Company’s common stock on the date of grant.

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

Officer compensation expense was $673,636 and $146,923, including $517,186 and $15,000 of stock based bonuses, at September 30, 2017 and 2016, respectively. The balance owed was $93,209 at September 30, 2017.

Board of Directors

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2017 and December 31, 2016, respectively:

	Fair Value Measurements at September 30, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$133,801	$-	$-
Total assets	133,801	-	-
Liabilities
Convertible debentures, net of discounts of $192,961	-	-	77,039
Long term debt, net of discounts of $538,972	-	386,028	-
Short term debt, net of discounts of $284,216	-	554,784	-
Derivative liability	-	-	1,582,282
Total liabilities	-	940,812	1,659,321
	$133,801	$(940,812)	$(1,659,321)

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$145,119	$-	$-
Total assets	145,119	-	-
Liabilities
Convertible debentures, net of discounts of $241,634	-	-	58,366
Short term debt, net of discounts of $60	-	142,940	-
Long term debt, net of discounts of $885,271	-	39,729	-
Derivative liability	-	-	482,674
Total liabilities	-	182,669	541,040
	$145,119	$(182,669)	$(541,040)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2017 and the year ended December 31, 2016.

Level 2 liabilities consisted of a total of $839,000 and $143,000 of short term, unsecured, promissory notes, net of discounts of $284,216 and $60 as of September 30, 2017 and December 31, 2016, respectively, along with $925,000 of long term debt, net of discounts of $538,972 and $885,271 as of September 30, 2017 and December 31, 2016, in addition to the related derivative liabilities of $1,582,282 and $482,674 at September 30, 2017 and December 31, 2016, respectively. No fair value adjustment was necessary during the nine months ended September 30, 2017 and the year ended December 31, 2016.

Level 3 liabilities consist of a total of $270,000 and $300,000 of convertible debentures, net of discounts of $192,961 and $241,634 as of September 30, 2017 and December 31, 2016, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Subsidiary Formation

On July 8, 2014, we formed GLFH in which we retained 84% ownership, with the remaining 16% held by key experts and advisors as compensation for their services, including 3% to Mr. Bradley, CEO and 1% to Mr. Berk, President of Programming, and an additional 1% was sold to one of those individuals for $60,000. An additional 1.6% was sold to an investor on December 8, 2014 and 3% was transferred back from a founding member on December 2, 2015, giving PNTV 85.4% ownership and minority interests ownership of 14.6%. The form of the entity was changed from a corporation to a limited liability company on May 9, 2017. GLFH has have received Cultivation and Production special use permits for medical marijuana in North Las Vegas, along with a license for the Cultivation and Production of recreational cannabis, in addition to the related permits in the State of Nevada.

Note 6 – Other Current Assets

Other current assets included the following as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
Security deposits	$52,100	$50,000
Prepaid expenses	47,041	35,150
	$99,141	$85,150

Note 7 – Inventory

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 30, 2017:

	September 30, 2017	December 31, 2016
Raw materials	$98,732	$-
Finished goods	128,280	-
	$227,012	$-

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fixed Assets and Construction in Progress

Fixed assets consist of the following at September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
Office equipment	$95,336	$60,968
Website development costs	99,880	99,880
Furniture and fixtures	16,075	2,730
Leasehold improvements	373,842	-
Total	585,133	163,578
Less accumulated depreciation	(177,300)	(134,450)
Fixed assets, net	$407,833	$29,128

Construction in progress is stated at cost, which includes the cost of construction and other indirect costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress was $314,146 and $239,220 at September 30, 2017 and December 31, 2016, respectively.

Depreciation and amortization expense totaled $42,850 and $21,583 for the nine months ended September 30, 2017 and 2016, respectively.

Note 9 – Accrued Expenses

As of September 30, 2017 and December 31, 2016 accrued expenses included the following:

	September 30, 2017	December 31, 2016
Accrued Payroll, Officers	$93,209	$31,343
Accrued Payroll and Payroll Taxes	138,119	135,234
Accrued Interest	85,780	21,841
Refundable Advances	100,000	105,000
	$417,108	$293,418

Note 10 – Settlements Payable

Settlements payable consisted of $-0- and $70,000 owed to WHC Capital, LLC as of September 30, 2017 and December 31, 2016, respectively.

On September 22, 2016, the Company entered into a payoff agreement to pay WHC Capital, LLC a total of $100,000 in five installments ranging between $15,000 and $25,000 payable from October 21, 2016 through February 21, 2017 in satisfaction of a total of $114,002 of principal and unpaid interest on two convertible notes originally entered into with WHC on August 24, 2015 and August 19, 2014. As of September 30, 2017, the Company had repaid the settlement, as specified in the agreement.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Convertible Debentures

Convertible debentures consist of the following at September 30, 2017 and December 31, 2016, respectively:

	September 30,	December 31,
	2017	2016

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

$ 25,000 – August 19, 2016

$ 175,000 – August 15, 2016

	$200,000	$200,000

On July 28, 2016, the Company received proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) (“First EJR Note”), which matures on July 28, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date (the “Variable Conversion Price”). The Company is required at all times to have authorized and reserved the number of shares that is actually issuable upon full conversion of the note. The note is currently in default.	35,000	35,000

On June 24, 2016, the Company received proceeds of $30,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) (“First SH Note”), which matures on June 24, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date (the “Variable Conversion Price”). In the event of default, the outstanding principal, unpaid interest and liquidated damages and fees immediately prior to the occurrence of the event of default shall become immediately due and payable in cash, at the Lender’s election, at a premium default rate determined by dividing the outstanding amount by the Variable Conversion Price on the date of default. The Company was required at all times to have authorized and reserved the number of shares that is actually issuable upon full conversion of the note. On June 16, 2017, the noteholder converted $32,350, consisting of $30,000 of principal and $2,350 of interest, in exchange for the issuance of 392,155 shares.	-	30,000

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matured on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	$35,000	$35,000

Total convertible debentures	270,000	300,000
Less: unamortized debt discounts	(192,961)	(241,634)
Convertible debentures	$77,039	$58,366

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $257,379 for the variable conversion features of the convertible debts incurred during the year ended December 31, 2016. The discounts are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $48,733 and $294,207 of interest expense pursuant to the amortization of the note discounts during the nine months ended September 30, 2017 and 2016, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $12,804 and $29,012 for the nine months ended September 30, 2017 and 2016, respectively related to convertible debts.

Note 12 – Short Term Debt

Short-term debt consists of the following at September 30, 2017 and December 31, 2016, respectively:

	September 30,	December 31,
	2017	2016
On September 19, 2017, the Company issued a $50,000 unsecured promissory note to SK L-58, LLC bearing interest at a rate of 5% per annum, with a maturity date of November 3, 2017. Upon an event of default, the Company is required to issue to lender warrants to acquire one million shares at an exercise price of $0.05 per share every 30 days the note is unpaid. Each warrant issued as a result of an Event of Default will become and remain exercisable for the four (4) complete calendar month period beginning on the first day of the thirty second (32nd) month following an Event of Default. This note is currently in default.	$50,000	$-

On September 14, 2017, the Company entered into a Securities Purchase Agreement with Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (the “Investors”), pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $158,000, and (ii) a Warrant exercisable until May 31, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matures on March 14, 2018, bears interest at a rate of 10% per annum payable at maturity, and is subject to acceleration in the event the Company becomes delinquent in its reporting obligation with the Securities and Exchange Commission and upon other customary events of default set forth in the Notes. The Warrants can be exercised on a cashless basis by the Investors, and the Company can require the Investors to exercise the Warrants on a cashless basis at any time following the six-month anniversary of the issuance date, provided that at such time (i) the volume weighted average price of the common stock has been greater than $0.25 for a period of thirty (30) consecutive trading days, and (ii) trading in the common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which the Common Stock is trading).	316,000	-

On May 8, 2017, the Company entered into a Securities Purchase Agreement with Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (the “Investors”), pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $165,000, and (ii) a Warrant exercisable until May 31, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matures on November 8, 2017, bears interest at a rate of 10% per annum payable at maturity, and is subject to acceleration in the event the Company becomes delinquent in its reporting obligation with the Securities and Exchange Commission and upon other customary events of default set forth in the Notes. The Warrants can be exercised on a cashless basis by the Investors, and the Company can require the Investors to exercise the Warrants on a cashless basis at any time following the six-month anniversary of the issuance date, provided that at such time (i) the volume weighted average price of the common stock has been greater than $0.25 for a period of thirty (30) consecutive trading days, and (ii) trading in the common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which the Common Stock is trading).	330,000	-

On April 25, 2017, the Company issued an unsecured promissory note to an individual at par for proceeds of $10,000, bearing interest at a rate of 24% per annum, with a maturity date of May 31, 2017. A total of $10,200, consisting of $10,000 of principal and $200 was repaid on May 8, 2017.	-	-

On April 21, 2017, the Company entered issued a $25,000 unsecured promissory note to SK L-43, LLC bearing interest at a rate of 5% per annum, with a maturity date of July 20, 2017. In accordance with the default provisions, the principal balance of the note and unpaid interest were converted into common stock at $0.04 per share, along with an equal number of warrants, exercisable at $0.08 per share with a call feature entitling the Company to require exercise if the average stock price over the 30 preceding trading days following the six month anniversary of the warrant date exceeds $0.16 per share. On July 1, 2017 the Note was assigned by the holder to SK L-54, LLC, SK L-55, LLC and SK L-56, LLC. On July 20, 2017, the note went into default and the note holders received an aggregate of 632,706 shares in satisfaction of the $25,000 of principal and $308 of interest. The shares were so issued on October 2, 2017.	-	-

On April 5, 2017, the Company issued a $50,000 unsecured promissory note to SK L-43, LLC bearing interest at a rate of 5% per annum, with a maturity date of July 5, 2017. In accordance with the default provisions, the principal balance of the note and unpaid interest were converted into common stock at $0.04 per share, along with an equal number of warrants, exercisable at $0.08 per share with a call feature entitling the borrower to require exercise if the average stock price over the 30 preceding trading days following the six month anniversary of the warrant date exceeds $0.16 per share. On July 5, 2017, the note went into default and the note holder received 1,265,411 shares in satisfaction of the $50,000 of principal and $616 of interest. The shares were so issued on October 2, 2017.	-	-

On various dates between January 11, 2016 and April 20, 2016, the Company received aggregate refundable advances of $143,000 as the Company and an investor developed terms to a potential partnership agreement with GLFH. On June 1, 2016, the Company issued a promissory note in exchange for those deposits. The unsecured promissory note bears interest at 4% per annum (“First ZG Note”), which matured on January 3, 2017, and awarded the lender options to acquire up to 5,000,000 shares of common stock, exercisable at $0.01 per share over a four (4) week period from the origination date, which expired on July 1, 2016, in addition to options to acquire up to another 3,000,000 shares of common stock, exercisable at $0.08 per share over a twenty four (24) month period from the origination date. The aggregate fair value of the options is $6,996 and is being amortized over the earlier of the life of the loan, or the life of the options, as a debt discount. The note carries a default rate of 10% and remains outstanding.	143,000	143,000

Total short term debt	839,000	143,000
Less: unamortized debt discounts	(284,216)	(60)
Short term debt	$554,784	$142,940

The Company recorded $280,207 and $11,540 of interest expense pursuant to the amortization of the note discounts during the nine months ended September 30, 2017 and 2016, respectively.

The Company recorded interest expense pursuant to the stated interest rate on the above promissory notes in the amount of $19,918 and $2,597 at September 30, 2017 and 2016, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Long Term Debt

Long term debt consists of the following at September 30, 2017 and December 31, 2016, respectively:

	September 30,	December 31,
	2017	2016

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

Each warrant vested four months following its date of issuance and is exercisable for a period of two years thereafter.

	$925,000	$925,000
Less: unamortized debt discounts	(538,972)	(885,271)
Long term debt	$386,028	$39,729

The Company recorded $346,299 and $-0- of interest expense pursuant to the amortization of the note discounts during the nine months ended September 30, 2017 and 2016, respectively.

The Company recorded interest expense pursuant to the stated interest rate on the above promissory notes in the amount of $34,692 and $-0- during the nine months ended September 30, 2017 and 2016, respectively.

The following presents components of interest expense by instrument type at September 30, 2017 and 2016, respectively:

	September 30, 2017	September 30, 2016
Interest on convertible debentures	$12,804	$29,012
Amortization of debt discounts	675,239	305,747
Loss on debt conversions	-	4,272
Interest on short and long term debt	54,610	2,597
Accounts payable related finance charges	2,395	3,646
	$745,048	$345,274

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $1,582,282 and $482,674 at September 30, 2017 and December 31, 2016, respectively. The change in fair value of the derivative liabilities resulted in a loss of $528,633 and $238,679 for the nine months ended September 30, 2017 and 2016, respectively, which has been reported as other expense in the statements of operations. The loss of $528,633 for the nine months ended September 30, 2017 consisted of a loss of $475,016 attributable to the fair value of warrants and a net loss in market value of $53,617 on the convertible notes. The loss of $238,679 for the nine months ended September 30, 2016 consisted of a gain of $167 attributable to the fair value of warrants and a net loss in market value of $238,679 on the convertible notes.

The following presents the derivative liability value by instrument type at September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
Convertible debentures	$486,903	$462,489
Common stock warrants	1,095,379	20,185
	$1,582,282	$482,674

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively:

Derivative
Liability
Total
Balance, December 31, 2015	$1,038,504
Increase in derivative value due to issuances of convertible promissory notes	261,796
Increase in derivative value attributable to issuance of warrants	7,400
Change in fair market value of derivative liabilities due to the mark to market adjustment	227,102
Debt conversions	(1,052,128)
Balance, December 31, 2016	$482,674
Increase in derivative value attributable to issuance of warrants	752,205
Change in fair market value of derivative liabilities due to the mark to market adjustment	528,633
Debt conversions and redemptions	(181,230)
Balance, September 30, 2017	$1,582,282

Key inputs and assumptions used to value the convertible debentures and warrants issued during the nine months ended September 30, 2017 and the year ended December 31, 2016:

●	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
●	The warrant exercise prices ranged from $0.03 to $0.24, exercisable over 2 to 10 year periods from the grant date.
●	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
●	The monthly trading volume would average below $2,740,072 in the period and would increase at 1% per month.
●	The holder would automatically convert the notes at maturity at the greater of 2 times the conversion price or stock price if the registration was effective and the Company was not in default.
●	An event of default for the convertible note would occur 0% of the time, increasing to 1% per month to a maximum of 5%.
●	Alternative financing for the convertible note would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 50%.
●	The computed volatility was projected based on historical volatility.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15 – Changes in Stockholders’ Equity (Deficit)

Convertible Preferred Stock

The Board, from the authorized capital of 50,000,000 preferred shares, has authorized and designated 2,000,000 shares of series A preferred stock (“Series A”) and 12,000,0000 shares of series C preferred stock (“Series C”), of which 2,000,000 shares and 12,000,000 shares are issued and outstanding, respectively. A total of 36,000,000 shares remained undesignated.

The Series A shares carry 25:1 preferential voting rights, and are convertible into shares of common stock on a 1:1 basis.

The Series C shares carry 50:1 preferential voting rights, and are convertible into shares of common stock on a 1:1 basis

Common Stock Authorized

The Company has authorized 1,200,000,000 shares of common stock, of which 575,967,698 shares were issued and outstanding and 112,394,837 shares were reserved as of the date of this filing.

Common Stock Sales

On September 21, 2017, the Company sold 200,000 units at $0.17 per unit, consisting of 200,000 shares of common stock and 200,000 warrants exercisable at $0.17 per share over the following 3 years to an individual investor for proceeds of $22,000. The shares were subsequently issued on November 8, 2017.

On September 7, 2017, the Company sold 300,000 units at $0.07 per unit, consisting of 300,000 shares of common stock and 300,000 warrants exercisable at $0.11 per share over the following 3 years, along with another 300,000 warrants exercisable at $0.15 per share over the following 3 years, to an individual investor for proceeds of $21,000. The shares were subsequently issued on November 8, 2017.

On September 6, 2017, the Company sold 500,000 units at $0.11 per unit, consisting of 500,000 shares of common stock and 500,000 warrants exercisable at $0.17 per share over the following 3 years to an individual investor for proceeds of $55,000. The shares were subsequently issued on November 10, 2017.

On August 21, 2017, the Company sold 1,000,000 units at $0.11 per unit, consisting of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.17 per share over the following 3 years to an individual investor for proceeds of $110,000.

On August 8, 2017, the Company sold 208,333 units at $0.12 per unit, consisting of 208,333 shares of common stock and 208,333 warrants exercisable at $0.18 per share over the following 3 years to an individual investor for proceeds of $25,000.

On July 17, 2017, the Company sold 1,875,000 units at $0.16 per unit, consisting of 1,875,000 shares of common stock and 1,875,000 warrants exercisable at $0.21 per share over the following 3 years, along with another 1,875,000 warrants exercisable at $0.24 per share over the following 3 years, to an individual investor for proceeds of $300,000. The shares were subsequently issued on November 8, 2017.

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

Common Stock Issuances for Debt Conversions

On July 20, 2017, a promissory note went into default and the default provisions called for the automatic conversion into shares of common stock at a conversion rate of $0.04 per share, along with the issuance of the same number of warrants, exercisable at $0.08 per share. The warrants vest on April 30, 2019, and are exercisable for 4 months thereafter. On July 1, 2017, the note was assigned to three different parties. Pursuant to the conversion, the note holders received an aggregate 632,706 shares in satisfaction of $25,000 of principal and $308 of interest on the debt. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized, and the settlement terms have been fully realized paying off the debt in full. The shares were subsequently issued on October 2, 2017.

On July 5, 2017, a promissory note went into default and the default provisions called for the automatic conversion into shares of common stock at a conversion rate of $0.04 per share, along with the issuance of the same number of warrants, exercisable at $0.08 per share. The warrants vest on April 30, 2019, and are exercisable for 4 months thereafter. Pursuant to the conversion, the note holder received 1,265,411 shares in satisfaction of $50,000 of principal and $616 of interest on the debt. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized, and the settlement terms have been fully realized paying off the debt in full. The shares were subsequently issued on October 2, 2017.

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

Common Stock Issued for Services

On September 11, 2017, the Company issued 150,000 shares of common stock to its CFO as a bonus for services performed. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on October 2, 2017.

On September 11, 2017, the Company issued a total of 2,835,000 shares of common stock to sixteen service providers for services provided. The total fair value of the common stock was $283,500 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on October 2, 2017.

On August 7, 2017, the Company entered into an Equity Purchase Agreement and a Registration Rights Agreement with Kodiak Capital Group, LLC (“Kodiak”), and agreed to issue Kodiak 500,000 shares of Common Stock as a Commitment upon the execution of the Purchase Agreement in consideration for the Kodiak’s commitment to purchase shares of Common Stock thereunder. The total fair value of the common stock was $56,450 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on October 2, 2017.

On July 4, 2017, the Board of Directors appointed Geoffrey Lawrence to serve as the Company’s Chief Financial Officer and Chief Compliance Officer, effective July 1, 2017. Mr. Lawrence was issued 250,000 shares of common stock as a signing bonus. The total fair value of the common stock was $42,200 based on the closing price of the Company’s common stock on the date of grant.

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

Common Stock Issued in Reserve for Legal Matters

On August 24, 2017, the Company issued a total of 5,005,435 shares to the Clerk of Courts in the State of Nevada to hold as security in connection with the Court’s issuance of a preliminary injunction in favor of the Company against a former service provider. The preliminary injunction enjoins the former service provider from transferring 1,500,000 shares of common stock held by him that were issued for services. The 5,005,435 shares are being held by the Court as security pending adjudication of the matter, in which the Company seeks the return of the 1,500,000 shares.

Note 16 – Options and Warrants

Warrants Granted

On September 21, 2017, the Company sold 200,000 units at $0.17 per unit, consisting of 200,000 shares of common stock and 200,000 warrants exercisable at $0.17 per share over the following 3 years to an individual investor for proceeds of $22,000.

On September 14, 2017, the Company entered into a Securities Purchase Agreement with Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (the “Investors”), pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $158,000, and (ii) a Warrant exercisable until September 14, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matures on March 14, 2018, bears interest at a rate of 10% per annum payable at maturity, and is subject to acceleration in the event the Company becomes delinquent in its reporting obligation with the Securities and Exchange Commission and upon other customary events of default set forth in the Notes. The Warrants can be exercised on a cashless basis by the Investors, and the Company can require the Investors to exercise the Warrants on a cashless basis at any time following the six-month anniversary of the issuance date, provided that at such time (i) the volume weighted average price of the common stock has been greater than $0.25 for a period of thirty (30) consecutive trading days, and (ii) trading in the common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which the Common Stock is trading).

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On September 7, 2017, the Company sold 300,000 units at $0.07 per unit, consisting of 300,000 shares of common stock and 300,000 warrants exercisable at $0.11 per share over the following 3 years, along with another 300,000 warrants exercisable at $0.15 per share over the following 3 years, to an individual investor for proceeds of $21,000.

On September 6, 2017, the Company sold 500,000 units at $0.11 per unit, consisting of 500,000 shares of common stock and 500,000 warrants exercisable at $0.17 per share over the following 3 years to an individual investor for proceeds of $55,000.

On August 21, 2017, the Company sold 1,000,000 units at $0.11 per unit, consisting of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.17 per share over the following 3 years to an individual investor for proceeds of $110,000.

On August 8, 2017, the Company sold 208,333 units at $0.12 per unit, consisting of 208,333 shares of common stock and 208,333 warrants exercisable at $0.18 per share over the following 3 years to an individual investor for proceeds of $25,000.

On July 20, 2017, a promissory note went into default and the default provisions called for the automatic conversion into shares of common stock at a conversion rate of $0.04 per share, along with the issuance of the same number of warrants, exercisable at $0.08 per share. The warrants were issued on September 1, 2017 and vest on April 30, 2019, and are exercisable for 4 months thereafter. On July 1, 2017, the note was assigned to three different parties. Pursuant to the conversion, the note holders received an aggregate 632,706 shares in satisfaction of $25,000 of principal and $308 of interest on the debt.

On July 17, 2017, the Company sold 1,875,000 units at $0.16 per unit, consisting of 1,875,000 shares of common stock and 1,875,000 warrants exercisable at $0.21 per share over the following 3 years, along with another 1,875,000 warrants exercisable at $0.24 per share over the following 3 years, to an individual investor for proceeds of $300,000.

On July 5, 2017, a promissory note went into default and the default provisions called for the automatic conversion into shares of common stock at a conversion rate of $0.04 per share, along with the issuance of the same number of warrants, exercisable at $0.08 per share. The warrants were issued on September 1, 2017 and vest on April 30, 2019, and are exercisable for 4 months thereafter. Pursuant to the conversion, the note holder received 1,265,411 shares in satisfaction of $50,000 of principal and $616 of interest on the debt.

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

Warrants Expired

On August 9, 2017, a total of 200,000 warrants with a strike price of $0.18 per share expired.

Options Granted

On August 7, 2017, the Company awarded fully vested cashless options to our CFO, Geoffrey Lawrence, to acquire up to 2,000,000 shares of common stock, exercisable at $0.17 per share over a thirty six (36) month period from the origination date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 273% and a call option value of $0.0894, was $178,765.

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

For the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2017, the Company had approximately $25,300,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	September 30, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carry forwards	$8,855,000	$7,763,000

Net deferred tax assets before valuation allowance	8,855,000	7,763,000
Less: Valuation allowance	(8,855,000)	(7,763,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2017 and December 31, 2016, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	September 30, 2017	December 31, 2016

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 18 – Non-Controlling Interest

Non-controlling interest represents a minority interest in GLFH of 15.6% held by ten individuals. The net loss attributable to the non-controlling interest totaled $94,912 and $31,642 during the nine months ended September 30, 2017 and 2016, respectively. The net loss attributable to the parent was and $555,168 and $171,190 during the nine months ended September 30, 2017 and 2016, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 19 – Subsequent Events

Common Stock Awarded for Services

On October 1, 2017, pursuant to the CFO’s employment agreement, Mr. Lawrence earned $12,960 of compensation to be paid with the issuance of 157,091 shares of common stock based on the closing stock price. The shares have not yet been issued.

Common Stock Issued on Subscriptions Payable

On November 10, 2017, a total of 500,000 shares were issued on Subscriptions Payable for shares awarded pursuant to stock sales in the prior period valued at an aggregate $55,000.

On November 8, 2017, a total of 2,375,000 shares were issued on Subscriptions Payable for shares awarded pursuant to stock sales in the prior period valued at an aggregate $343,000.

On November 8, 2017, a total of 2,375,000 shares were issued on Subscriptions Payable for shares awarded pursuant to stock sales in the prior period valued at an aggregate $343,000.

On October 2, 2017, a total of 2,985,000 shares were issued on Subscriptions Payable for shares awarded for services in the prior period valued at $298,500.

On October 2, 2017, a total of 1,898,117 shares were issued on Subscriptions Payable for shares awarded pursuant to debt conversions in the prior period valued at an aggregate $75,925, consisting of $75,000 of principal and $925 of interest.

On October 2, 2017, the Company issued 500,000 shares of Common Stock as a commitment fee upon the execution of the September 7, 2017 Purchase and Registration Rights Agreement with Kodiak.

Common Stock Cancellations

On November 20, 2017, the Company cancelled 750,000 shares previously issued to a service provider and reissued 250,000 shares. The shares were returned to treasury.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

Players Network is actively pursuing the cultivation and processing of medical and recreational marijuana in North Las Vegas pursuant to two medical marijuana establishments (MME) licenses that were granted by the city of North Las Vegas for cultivation and production to its majority-owned subsidiary, Green Leaf Farms Holdings LLC, in which the Company holds an 85.4% interest. We also distribute content relating to the cannabis industry at WeedTV.com.

GLFH Overview

Green Leaf Farms Holdings, LLC (“GLFH”, “Green Leaf”) was granted two Medical Marijuana Establishment (MME) licenses by the City of North Las Vegas and State of Nevada; one for cultivation, and one for production of extracts, along with cultivation and production licenses for recreational cannabis that went into effect on July 1, 2017.

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

Products & Services

Green Leaf provides the following products and services:

●	Premium organic medical cannabis sold wholesale to licensed retailers
●	Recreational marijuana cannabis products sold wholesale to distributors and retailers
●	Extraction products such as oils and waxes (as distinguished from cultivation grow house atmospheres) derived from in-house cannabis production
●	Value-added products (e.g., salves, tinctures, oils) processed from in-house cannabis production
●	Edibles produced in an on-site commercial kitchen from in-house cannabis production
●	Processing and extraction services for licensed medical cannabis cultivators in Nevada
●	High quality cannabis genetics in the form of vegetative cuttings for sale to licensed medical cannabis cultivators in Nevada

Future Outlook

Green Leaf plans to focus on developing high quality products and to employ a strong branding strategy to sell its custom cannabis strains. The quality and consistency of our branded products would help build consumer loyalty. The growing facility, with modular construction would allow us to scale efficiency from both a cost and operational standpoint.

Results of Operations for the Three Months Ended September 30, 2017 and 2016:

	For the Three Months Ended
	September 30,		Increase /
	2017	2016	(Decrease)

Revenues	$38,074	$59	$38,015
Cost of goods sold	32,806	-	32,806
Gross profit	5,268	59	5,209

Direct operating costs	334,545	7,537	327,008
General and administrative	2,559,617	234,402	2,325,215
Officer salaries	34,350	44,423	(10,073)
Depreciation and amortization	28,542	6,969	21,573

Total Operating Expenses	2,957,054	293,331	2,663,723

Operating Loss	(2,951,786)	(293,272)	2,658,514

Total other income (expense)	1,014,066	(226,803)	1,240,869

Net Loss	$(1,937,720)	$(520,075)	$1,417,645

Revenues:

During the three months ended September 30, 2017 and 2016, we received $48 of revenues from the sale of in-home media products, and $38,026 from the sale of cannabis products. Our sales primarily consisted of the resale of raw materials that we previously purchased from other licensed production and cultivation facilities and resold to licensed dispensaries as we progressed in the development of our facility. We expect to open phase 2 of our facility soon and begin to grow our first crop. Aggregate revenues for the three months ended September 30, 2017 were $38,074, compared to revenues of $59 during the three months ended September 30, 2016, an increase in revenues of $38,015, or 64,432%.

Direct Operating Costs:

Direct operating costs were $334,545 for the three months ended September 30, 2017 compared to $7,537 for the three months ended September 30, 2016, an increase of $327,008, or 4,339%. Our direct operating costs increased primarily due to the launch of WeedTV during the three months ended September 30, 2017.

General and Administrative:

General and administrative expenses were $2,559,617 for the three months ended September 30, 2017, compared to $234,402 for the three months ended September 30, 2016, an increase of $2,325,215, or 992%. General and administrative expense increased primarily due to the issuance of stock and options resulting in $2,047,461 of stock-based compensation as we significantly ramped up efforts to get our cannabis facility operational and launch WeedTV during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Officer Salaries:

Officer salaries expense totaled $34,350 for the three months ended September 30, 2017, compared to $44,423, for the three months ended September 30, 2016, a decrease of $10,073, or 23%. Our officer salaries decreased due to stock-based compensation bonuses paid during the three months ended September 30, 2016 that were not paid during the three months ended September 30, 2017.

Depreciation and Amortization:

Depreciation and amortization expense was $28,542 for the three months ended September 30, 2017, compared to $6,969 for the three months ended September 30, 2016, an increase of $21,573, or 310%. Depreciation increased primarily due to placing our leasehold improvements and other equipment purchases into service for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Operating Loss:

Operating loss for the three months ended September 30, 2017 was $2,951,786 or ($0.01) per share, compared to an operating loss of $293,272 for the three months ended September 30, 2016, or ($0.00) per share, an increase of $2,658,514, or 907%. Operating loss increased primarily due to increased stock-based compensation as we significantly ramped up efforts to get our cannabis facility operational and we launched WeedTV during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Other Income (Expense):

Other income (expense), on a net basis, was $1,014,066 for the three months ended September 30, 2017, compared to other expenses of $226,803 for the three months ended September 30, 2016, an increased net income of $1,240,869, or 547%. Other income increased on a net basis primarily due to the increased gain on derivative liability of $1,535,285, or 783%, and by a decreased gain on debt extinguishment of $34,002, as diminished by an increased interest expense on debt financing of $260,414, or 402% during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Net Loss:

The net loss for the three months ended September 30, 2017 was $1,937,720, or ($0.00) per share, compared to a net loss of $520,075, or ($0.00) per share, for the three months ended September 30, 2016, an increased net loss of $1,417,645, or 273%. Net loss increased primarily due to increased non-cash stock-based compensation and the increased costs of readying our cannabis production facility, in addition to increased interest expense on debt financing costs as we financed those efforts, as diminished by an increased gain on our derivative liabilities, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016:

	For the Nine Months Ended
	September 30,		Increase /
	2017	2016	(Decrease)

Revenues	$41,144	$199	$40,945
Cost of goods sold	35,014	-	35,014
Gross profit	6,130	199	5,931

Direct operating costs	427,596	24,537	403,059
General and administrative	3,712,483	669,992	3,042,491
Officer salaries	156,450	131,923	24,527
Depreciation and amortization	42,850	21,583	21,267

Total Operating Expenses	4,339,379	848,035	3,491,344

Operating Loss	(4,333,249)	(847,836)	3,485,413

Total other income (expense)	(1,273,681)	(510,448)	763,233

Net Loss	$(5,606,930)	$(1,358,284)	$4,248,646

Revenues:

During the nine months ended September 30, 2017 and 2016, we received $216 of revenues from the sale of in-home media products, and $40,928 from the sale of cannabis products. Our sales primarily consisted of the resale of raw materials that we previously purchased from other licensed production and cultivation facilities as we progressed in the development of our facility. We expect to open phase 2 of our facility soon and begin to grow our first crop. Aggregate revenues for the nine months ended September 30, 2017 were $41,144, compared to revenues of $199 during the three months ended September 30, 2016, an increase in revenues of $40,945, or 20,575%.

Direct Operating Costs:

Direct operating costs were $427,596 for the nine months ended September 30, 2017 compared to $24,537 for the nine months ended September 30, 2016, an increase of $403,059, or 1,643%. Our direct operating costs increased primarily due to the launch of WeedTV during the nine months ended September 30, 2017.

General and Administrative:

General and administrative expenses were $3,712,483 for the nine months ended September 30, 2017, compared to $669,992 for the nine months ended September 30, 2016, an increase of $3,042,491, or 454%. General and administrative expense increased primarily due to the issuance of stock and options resulting in $2,579,924 of stock-based compensation, compared to $346,000 of stock-based compensation in the comparative period, as we significantly ramped up efforts to get our cannabis facility operational and launch WeedTV during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Officer Salaries:

Officer salaries expense totaled $156,450 for the nine months ended September 30, 2017, compared to $131,923, for the nine months ended September 30, 2016, an increase of $24,527, or 19%. The increase was due to the addition of our Chief Financial/Compliance Officer to our team in the current year.

Depreciation and Amortization:

Depreciation and amortization expense was $42,850 for the nine months ended September 30, 2017, compared to $21,583 for the nine months ended September 30, 2016, an increase of $21,267, or 99%. Depreciation increased primarily due to placing our leasehold improvements and other equipment purchases into service for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Operating Loss:

Operating loss for the nine months ended September 30, 2017 was $4,339,249 or ($0.01) per share, compared to an operating loss of $847,836 for the nine months ended September 30, 2016, or ($0.00) per share, an increase of $3,485,413, or 411%. Operating loss increased primarily due to $2,579,924 of stock-based compensation, compared to $346,000 of stock-based compensation in the comparative period, as we significantly ramped up efforts to get our cannabis facility operational and launched WeedTV during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Other Income (Expense):

Other income (expense), on a net basis, was $(1,273,681) for the nine months ended September 30, 2017, compared to other expense of $(510,448) for the nine months ended September 30, 2016, an increased net expense of $763,233, or 150%. Other expense increased primarily due to the increased derivative liability expense of $289,954, or 121%, over the comparative period, and an increased interest expense on debt financing of approximately $399,774, or 116%, and by a decreased gain on debt extinguishment of $73,505, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

Net Loss:

The net loss for the nine months ended September 30, 2017 was $5,606,930, or ($0.01) per share, compared to a net loss of $1,358,284, or ($0.00) per share, for the nine months ended September 30, 2016, an increased net loss of $4,248,646, or 313%. Net loss increased primarily due to the increased costs of readying our cannabis production facility, increased costs associated with our launch of WeedTV and increased debt financing costs during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2017 compared to December 31, 2016.

	September 30, 2017	December 31, 2016	Increase / (Decrease)

Total Assets	$1,181,933	$498,617	$683,316

Total Liabilities	$3,683,243	$1,401,644	$2,281,599

Accumulated (Deficit)	$(36,151,435)	$(30,639,417)	$5,512,018

Stockholders’ Equity (Deficit)	$(2,501,310)	$(903,027)	$1,598,283

Working Capital (Deficit)	$(2,837,261)	$(1,131,646)	$1,705,615

Our principal source of operating capital has been provided from equity investments and debt financings. At September 30, 2017, we had a negative working capital position of $2,837,261.

Debt Financing

On September 19, 2017, the Company entered issued a $50,000 unsecured promissory note to SK L-58, LLC bearing interest at a rate of 5% per annum, with a maturity date of November 3, 2017. Upon an event of default, the Company is required to issue to lender warrants to acquire one million shares at an exercise price of $0.05 per share every 30 days the note is unpaid. Each warrant issued as a result of an Event of Default hereunder shall become and remain exercisable for the four (4) complete calendar month period beginning on the first day of the thirty second (32nd) month following an Event of Default. This note is currently in default.

On September 14, 2017, the Company entered into a Securities Purchase Agreement with Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (the “Investors”), pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $158,000, and (ii) a Warrant exercisable until May 31, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matures on March 14, 2018, bears interest at a rate of 10% per annum payable at maturity, and is subject to acceleration in the event the Company becomes delinquent in its reporting obligation with the Securities and Exchange Commission and upon other customary events of default set forth in the Notes.

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

On April 21, 2017, the Company entered into an unsecured promissory note with SK L-43, LLC bearing interest at a rate of 5% per annum, with a maturity date of July 20, 2017. In accordance with the default provisions, the principal balance of the note and unpaid interest shall be converted into common stock at $0.04 per share, along with an equal number of warrants, exercisable at $0.08 per share with a call feature entitling the borrower to require exercise if the average stock price over the 30 preceding trading days following the six month anniversary of the warrant date exceeds $0.16 per share.

On April 5, 2017, the Company entered into an unsecured promissory note with SK L-43, LLC bearing interest at a rate of 5% per annum, with a maturity date of July 5, 2017. In accordance with the default provisions, the principal balance of the note and unpaid interest shall be converted into common stock at $0.04 per share, along with an equal number of warrants, exercisable at $0.08 per share with a call feature entitling the borrower to require exercise if the average stock price over the 30 preceding trading days following the six month anniversary of the warrant date exceeds $0.16 per share.

Convertible Debenture Repayment and Settlements

On July 20, 2017, a promissory note went into default and the default provisions called for the automatic conversion into shares of common stock at a conversion rate of $0.04 per share, along with the issuance of the same number of warrants, exercisable at $0.08 per share. The warrants vest on April 30, 2019, and are exercisable for 4 months thereafter. On July 1, 2017, the note was assigned to three different parties. Pursuant to the conversion, the note holders received an aggregate 632,706 shares in satisfaction of $25,000 of principal and $308 of interest on the debt. The shares were subsequently issued on October 2, 2017.

On July 5, 2017, a promissory note went into default and the default provisions called for the automatic conversion into shares of common stock at a conversion rate of $0.04 per share, along with the issuance of the same number of warrants, exercisable at $0.08 per share. The warrants vest on April 30, 2019, and are exercisable for 4 months thereafter. Pursuant to the conversion, the note holder received 1,265,411 shares in satisfaction of $50,000 of principal and $616 of interest on the debt. The shares were subsequently issued on October 2, 2017.

During the nine months ended September 30, 2017, the Company repaid $30,000 of debt pursuant to a payoff agreement with WHC Capital, LLC. The remaining $40,000 of the settlement liability was satisfied in full with the issuance of 2,009,419 shares of stock on April 18, 2017.

Common Stock Sales

On September 21, 2017, the Company sold 200,000 units at $0.17 per unit, consisting of 200,000 shares of common stock and 200,000 warrants exercisable at $0.17 per share over the following 3 years to an individual investor for proceeds of $22,000.

On September 7, 2017, the Company sold 300,000 units at $0.07 per unit, consisting of 300,000 shares of common stock and 300,000 warrants exercisable at $0.11 per share over the following 3 years, along with another 300,000 warrants exercisable at $0.15 per share over the following 3 years, to an individual investor for proceeds of $21,000.

On September 6, 2017, the Company sold 500,000 units at $0.11 per unit, consisting of 500,000 shares of common stock and 500,000 warrants exercisable at $0.17 per share over the following 3 years to an individual investor for proceeds of $55,000.

On August 21, 2017, the Company sold 1,000,000 units at $0.11 per unit, consisting of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.17 per share over the following 3 years to an individual investor for proceeds of $110,000.

On August 8, 2017, the Company sold 208,333 units at $0.12 per unit, consisting of 208,333 shares of common stock and 208,333 warrants exercisable at $0.18 per share over the following 3 years to an individual investor for proceeds of $25,000.

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

We have utilized these funds to repay approximately $30,000 of previously issued convertible debentures and settlements, comply with our regulatory reporting requirements, and to fund our subsidiary’s cannabis business during the quarter. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in our industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

To conserve on the Company’s capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the nine months ended September 30, 2017, the Company granted a total of $2,579,924 stock-based compensation, consisting of 7,400,000 shares of common stock valued at $178,300, and options valued at $1,252,411, as bonuses to our officers and directors, as well as an aggregate 14,290,435 shares of common stock valued at $823,779, and options valued at $325,434, to other service providers, compared to a total of $346,000 stock-based compensation, consisting of 6,250,000 shares of preferred stock valued at $192,000 and 20,400,000 shares of common stock valued at $102,000 in lieu of cash payments to our CEO, as well as an aggregate 9,000,000 shares of common stock valued at $45,000 to our Directors and 2,000,000 shares valued at $7,000 to an attorney during the nine months ended September 30, 2016. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2017.

As of November 18, 2017, we had four convertible notes outstanding with a cumulative outstanding principal balance of $270,000. Repayment of the notes must be done at a premium to the then-outstanding balance, resulting in the need for approximately $370,000 in liquid capital. If, rather than repay these notes, we allow them to convert into our common stock, which conversions would be done at a discount to the market price of our common stock, all of which could be sold into the open market at the time of conversion. The potential dilutive effects of these conversions at various conversion prices below our most recent market price of $0.09 per share is as follows:

	100%	75%	50%	25%
Potential conversion prices	$0.09	$0.675	$0.045	$0.0225

Potential dilutive shares	3,000,000	4,000,000	6,000,000	12,000,000

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity	Incorporation	Relationship	Reference

Players Network(1)	Nevada	Parent	PNTV
Green Leaf Farms Holdings, LLC(2)	Nevada	Subsidiary	GLFH

(1)Players Network entity is in the form of a corporation.

(2)Majority-owned subsidiary formed on July 8, 2014, in which PNTV retained 84% ownership, with the remaining 16% held by key experts and advisors. An additional 1.6% was sold to an investor on December 8, 2014 and 3% was transferred back from a founding member on December 2, 2015, giving PNTV 85.4% ownership and minority interests ownership of 14.6%. The form of the entity was changed from a corporation to a limited liability company on May 9, 2017 at which time the name was changed from Green Leaf Farms Holdings, Inc. to Green Leaf Farms Holdings, LLC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2017, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are subject to lawsuits and other claims and proceedings that arise from litigation matters or regulatory audits, including with respect to convertible securities we issue from time to time to fund our operations. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Our management does not presently expect that such matters will have a material adverse effect on the Company’s financial condition or results of operations. There were no material developments in the quarter ended September 30, 2017 with respect to the legal proceedings that we are subject to.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder, during the three month period ended September 30, 2017:

On August 21, 2017, the Company sold 1,000,000 units at $0.11 per unit, consisting of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.17 per share over the following 3 years to an individual investor for proceeds of $110,000.

On August 8, 2017, the Company sold 208,333 units at $0.12 per unit, consisting of 208,333 shares of common stock and 208,333 warrants exercisable at $0.18 per share over the following 3 years to an individual investor for proceeds of $25,000.

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

Item 3. Defaults Upon Senior Securities

On November 3, 2017, the SK L-58, LLC Note in the principal amount of $50,000 became due and payable and went into default. As a result, the Company is required issue to lender warrants to acquire one million shares at an exercise price of $0.05 per share every 30 days the note is unpaid. Each warrant is exercisable for the four (4) complete calendar month period beginning on the first day of the thirty second (32nd) month following the event of default. As of November 20, 2017, a total of $50,425, consisting of $50,000 of principal and $425 of interest, was outstanding under this Note.

On July 28, 2017, the First EJR Note in the principal amount of $35,000 that originated on July 28, 2016 went into default. The note is convertible into common stock, and the note holder has not yet demanded payment, or elected to convert the debt into stock. As of November 20, 2017, a total of $38,673, consisting of $35,000 of principal and $3,173 of interest, was outstanding under this Note.

On July 20, 2017, a promissory note went into default and the default provisions called for the automatic conversion into shares of common stock at a conversion rate of $0.04 per share, along with the issuance of the same number of warrants, exercisable at $0.08 per share. The warrants vest on April 30, 2019, and are exercisable for 4 months thereafter. Pursuant to the conversion, the note holders received an aggregate 632,706 shares in satisfaction of $25,000 of principal and $308 of interest on the debt.

On July 5, 2017, a promissory note went into default and the default provisions called for the automatic conversion into shares of common stock at a conversion rate of $0.04 per share, along with the issuance of the same number of warrants, exercisable at $0.08 per share. The warrants vest on April 30, 2019, and are exercisable for 4 months thereafter. Pursuant to the conversion, the note holder received 1,265,411 shares in satisfaction of $50,000 of principal and $616 of interest on the debt.

On October 24, 2014, LG Capital Funding submitted a conversion request to convert $10,000 of principal on the Second LG Note, which the Company has asserted is inconsistent with the conversion terms as stated in the convertible promissory note. The Company requested that the conversion notice be corrected and resubmitted, at which time the note holder contended the conversion terms were intended to be based on 55% of the lowest closing bid price over the preceding twelve trading days, as opposed to the stated 55% of the average of the lowest closing bid price of the Common Stock over the preceding twelve trading days. The conversion terms of this Note are the subject of a legal dispute between the Company and LG Capital Funding pending in the Supreme Court of the State of New York, Kings County. On October 31, 2014, the note holder sent demand for repayment on the Second LG Note, consisting of $35,000 of principal and $8,214 of accrued interest outstanding as of September 30, 2017. As a result, we are in default on this convertible promissory note. The note carries an 18% default interest rate and a penalty of $250 per day that the shares are not issued, beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increased to $500 per day beginning on the 10th day after the conversion notice was delivered to the Company. As of November 20, 2017, a total of $44,964, consisting of $35,000 of principal and $9,964 of interest, was outstanding under this Note.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	March 26, 1998 – Articles of Incorporation (incorporated by reference to Exhibit 2.(A)(1) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.2	March 26, 1998 – Bylaws of the Company (incorporated by reference to Exhibit 2.(A)(2) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.3	June 9, 1994 – Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State (incorporated by reference to Exhibit 5.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

3.4	June 4, 2007 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 8, 2007)

3.5	May 6, 2013 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

3.6	July 8, 2014 - Articles of Incorporation for Green Leaf Farms Holdings, Inc. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

3.7	July 18, 2014 - Articles of Organization for Green Leaf Medical, LLC. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

10.1	August 8, 2017 - Employment Agreement between Players Network and Geoffrey Lawrence (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission by Players Network on August 14, 2017)

31.1*	Certification of Mark Bradley, CEO and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Geoffrey Lawrence, CFO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Geoffrey Lawrence, CFO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2017

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer)

/s/ Geoffrey Lawrence
Geoffrey Lawrence
Chief Financial Officer
(Principal Financial Officer)

