Form 10-K
period 2017-12-31
PLAYERS NETWORK
filed 2018-04-17
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number: 000-29363

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0343702
(State or other jurisdiction	(I.R.S. Employer
of incorporation organization)	Identification No.)

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

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company “in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2017, was approximately $75,232,247 based on a share value of $0.16 per share. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of April 13, 2018, there were 589,994,130 shares of the issuer’s common stock issued and outstanding.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	the potential for increased government regulation and enforcement actions, and the potential for changes in laws, that would restrict or otherwise impact our cannabis or gaming programming operations;
●	the competitive environment of the industries in which we operate;
●	our need for additional funding;
●	general economic and business conditions, and trends in the travel and entertainment industries;
●	the potential impact of any negative publicity or lawsuits;
●	deterioration in general or regional economic conditions;
●	competitive threats posed by rapid technological changes;
●	uncertainties inherent in our ability to execute upgrades of our video systems, including uncertainties associated with operational, economic and other factors;
●	the ability of vendors to deliver required equipment, software and services;
●	inability to achieve future sales levels or other operating results; and
●	operational inefficiencies in distribution or other systems.

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

Green Leaf Cannabis Business

Green Leaf was granted two Medical Marijuana Establishment (MME) licenses by the City of North Las Vegas and State of Nevada; one for cultivation, and one for production of extracts, along with cultivation and production licenses for recreational cannabis that went into effect on July 1, 2017.

The cannabis industry is one of the fastest growing markets in the America, and Nevada is uniquely positioned to become one of, if not the largest market in the country. The sale of cannabis in Nevada for medical purposes has been legal since 2015, and on July 1, 2017, the recreational use of cannabis became legal in the State of Nevada.

It is estimated that there is 43,000 Nevada State issued medical marijuana cardholders. Nevada also offers reciprocity to Out-of-State medical cannabis cardholders. With nearly one million medical marijuana cardholders residing in states adjacent to Nevada, and more than 52 million annual visitors to Nevada, the market for medical marijuana is substantial, and with the recent passage of recreational marijuana laws that were implemented in the summer of 2017, Nevada is expected to generate $1.8 billion in revenue from cannabis in 2018. As large as the medical marijuana market is, it is dwarfed by Nevada’s adult recreational marijuana market.

Green Leaf offers the following products and services:

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

Media Content Distribution; Weed TV

Historically, we have distributed video and other media content over cable television channels and a wide variety of internet enabled devices, focusing primarily on the gaming industry and Las Vegas lifestyle. Our current media operations are focused on our recently launched Web site, WeedTV.com, and its related social media presence.

Weed TV is a source of informational entertainment, products and services for people who relate to the marijuana lifestyle and social community. Weed TV content is currently available at www.weedtv.com. We plan to continuously add features and content to Weed TV, including a directory of businesses that cater to the marijuana business, such as dispensaries, smoke shops, doctors, financial institutions, manufacturers and more.

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

Each new network is expected to become an integrated channel destination that will include VOD television and a social community to complete and complement a vertical distribution and marketing strategy. Each network is expected to command a new audience and generate advertisement revenues tied to the amount of monthly viewers. We plan on integrating our website destinations with social media elements in order to create communities and increase memberships.

Media Distribution

We intend to heavily market and cross-promote Weed TV and are actively exploring additional relationships through social media networks. We also intend to use our website to develop cannabis communities, then offer the members of these communities live video events, information services, discounts, travel, internet based commerce, etc., as well as instant messaging, chat, comments, reviews and perspectives from consumers on a variety of topical subjects.

Content/Programming

The development of our programming is led by Michael Berk, a successful Hollywood television producer. Michael Berk has created over 500 hours of network television that includes five television series. Mr. Berk is best known for his series “Baywatch”, for which he was the Executive Producer for twelve years. Baywatch is distributed in 144 countries and is in the Guinness Book of World Records as the most watched television show in history.

Our Weed TV brand recently began developing original content as well as acquiring the rights to other marijuana related programming that includes documentaries, cooking shows, concerts, travel shows, growing shows, medical shows, political shows, financial shows and more. We have produced an aggregated of over 450 original short video segments to feature documentaries that we own or have rebroadcast rights for.

Competition

Cannabis

Green Leaf’s cannabis business is subject to intense and increasing competition. Some of our competitors have substantially greater capital resources, facilities and infrastructure then we have, which enable them to compete more effectively in this market. These competitors include subsidiaries of TerraTech Corp., which is a public company, and numerous other local businesses engaged in the cultivation and production of cannabis, and the operation of dispensary facilities in Nevada. Numerous companies not currently operating were also granted MME licenses, and, therefore, we anticipate that Green Leaf will face competition with these other companies especially those with locations near Green Leaf’s facilities.

Media

Weed TV faces intense competition from a variety of other companies. In addition to other Web sites that provide content focused on the cannabis industry, we face competition from other media businesses, as well as other media, such as newspapers, magazines, television, direct mail, mobile devices, satellite radio, Internet-based services and live entertainment. Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve.

Intellectual Property

We have a library of over 1,800 gaming and cannabis lifestyle videos. We own the intellectual property rights in the programming and content that we produce. Moreover, the slogans, “WeedTV.com”, “Everybody wants to be a player” and “The only game in town” are trademarks we have registered with the United States Patent and Trademark Office (the “PTO”). “Players Network” is also a registered trademark with the PTO.

Governmental Approval and Regulation

Cannabis Business

As of December 2017, 29 states and the District of Columbia have passed legislation legalizing medicinal cannabis, and eight of those states and the District of Columbia have legalized the recreational use of cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act, under which cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, with no currently-accepted use for medical treatment in the U.S. State laws vary, but generally exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties.

The conflict between federal and state laws has also limited the access to banking and other financial services by marijuana businesses. Recently the U.S. Department of Justice and the U.S. Department of Treasury issued guidance for banks considering conducting business with marijuana dispensaries in states where those businesses are legal, pursuant to which banks must now file a Marijuana Limited Suspicious Activity Report that states the marijuana business is following the government’s guidelines with regard to revenue that is generated exclusively from legal sales. However, since the same guidance noted that banks could still face prosecution if they provide financial services to marijuana businesses, it has led to the widespread refusal of the banking industry to offer banking services to marijuana businesses operating within state and local laws.

On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

●	cannabis is not being distributed to minors and dispensaries are not located around schools and public buildings;
●	the proceeds from sales are not going to gangs, cartels or criminal enterprises;
●	cannabis grown in states where it is legal is not being diverted to other states;
●	cannabis-related businesses are not being used as a cover for sales of other illegal drugs or illegal activity;
●	there is not any violence or use of fire-arms in the cultivation and sale of marijuana;
●	there is strict enforcement of drugged-driving laws and adequate prevention of adverse health consequences; and
●	cannabis is not grown, used, or possessed on Federal properties.

The Cole Memo was meant only as a guide for United States Attorneys and did not alter in any way the Department of Justice’s Federal authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law.

On January 4, 2018, United States Attorney General Jefferson Sessions issued a Memorandum to United States Attorneys rescinding the Cole Memo, stating that prosecutors should follow well-established principles in effect prior to the issuance of the Cole Memo that govern all federal prosecutions in deciding which activities to prosecute under existing federal laws. The federal government’s enforcement of current federal laws could cause significant financial damage to us.

Media Business

We do not believe that any governmental approvals are required to distribute our media products or services. The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, govern the distribution of video programming by cable, satellite or over-the-air technology, through regulation by the Federal Communications Commission (“FCC”). However, because our media distribution systems do not use any public rights of way, they are not classified as cable systems and are subject to minimal regulation. Thus, the FCC does not directly regulate our programming.

Although the FCC generally does not directly regulate the services provided by us, the regulation of media distribution and communications services is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be adversely affected by future legislation or new regulations.

Employees

We currently have two full-time employees: our chief executive officer, Mark Bradley, and our chief financial officer Geoffrey Lawrence. In addition, we currently have engaged approximately 20 outside consultants to cover needed support such as business affairs, programming and technology design, cultivation and deployment supported by independent contractors on an as needed basis. Management will hire additional employees on an as needed basis. None of our employees are subject to any collective bargaining agreement or labor union contract, nor has the Company been subjected to any strikes or employment disruptions in its history. We are using, and intend to continue to use the services of independent consultants and contractors to perform various professional services when and as they are deemed necessary. We believe that the use of third-party service providers may enhance our ability to contain general and administrative expenses.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Please note that throughout this report, the words “we”, “our” or “us” refer to the Company and its subsidiaries.

In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

Risks Related To Our Company

We have had a history of losses, we expect losses in the future, and there can be no assurance that we will become profitable in the future.

We were incorporated under the laws of the State of Nevada on March 16, 1993. Since inception, we have experienced operating losses on an on-going basis. For our fiscal years ended December 31, 2017 and 2016, we incurred net losses of $13,957,984 and $1,701,810, respectively. As of such dates, we had accumulated deficits of $44,597,401 and $30,639,417, respectively. We expect our losses to continue for the foreseeable future. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

Our auditor has given us a “going concern” qualification, which questions our ability to continue as a going concern without additional financing.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2017 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. Management plans to try to increase sales and improve operating results through the expansion of the distribution channels of our programming with a view to increasing advertising and sponsorship revenues. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

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

At this stage of our business operations, investors may lose their entire investment.

Because of the factors described above, and given the nature of our business and our changing business focus, we may not be able to execute our business plan and may be forced to cease operations, which could result in the loss by investors of their entire investment in our common stock.

If we are unable to retain the services of Messrs. Bradley or Berk, or if we are unable to successfully recruit qualified managerial and sales personnel having experience in business, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Mark Bradley, our Chief Executive Officer and Michael Berk, our President of Programming. Loss of the services of Messrs. Bradley or Berk could have a material adverse effect on our growth, revenues, and prospective business. In order to successfully implement and manage our business plan, we will be dependent upon (among other things) successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

Mark Bradley, our Chief Executive Officer controls a majority of our outstanding voting shares, which prevents other stockholders from influencing significant corporate decisions.

Mark Bradley, our founder CEO, is able to exercise voting rights with respect to approximately 56.7% of the voting power of our outstanding capital stock, and therefore has the ability to control the outcome of all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely, could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock relative to the Series A and Series C preferred stock held by Mr. Bradley.

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

We have identified material weaknesses in our internal controls over financial reporting.

As a result of management’s assessment of our internal control over financial reporting as of December 31, 2017, as disclosed in Item 9A below, management concluded that there were weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. While we have identified material weaknesses, we believe that our consolidated audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Risks Related To Our Cannabis Business

Cannabis remains illegal under federal law and a change in federal enforcement practices could significantly and negatively affect our cannabis cultivation and production business.

State laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. While the prior Obama Administration has effectively stated that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis, on January 4, 2018, the United States Attorney General announced the rescission of the Obama Administration’s policy, which negatively impacted our stock price. The Federal government’s enforcement of Federal laws could cause significant financial damage to us and our stockholders.

Our business is dependent on state laws pertaining to the cannabis industry.

Twenty-nine states and the District of Columbia allow its citizens to use medical cannabis. Additionally, Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, and Washington, and the District of Columbia have legalized cannabis for adult recreational use, and additional recreational measures are expected to be pursued by other states in the future. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

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

Risks Related To Our Media Business

We face intense competition in our Weed TV and media business.

We operate in a highly competitive industry, and we may not be able to generate or maintain advertising and sales revenues, if any, from our media content. Our media and advertising businesses compete for audiences and advertising revenues with other media businesses, as well as with other media, such as newspapers, magazines, television, direct mail, mobile devices, satellite radio, Internet-based services and live entertainment. Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

If our security measures are breached, we may face liability and public perception of our services could be diminished, which would negatively impact our ability to attract listeners, business partners and advertisers.

Although we have security measures to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as consumer information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access. A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations. In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose consumers, business partners and advertisers and we could suffer financial exposure in connection with remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.

Additional restrictions on advertising of cannabis and other products may further restrict the categories of clients that can advertise on Weed TV.

Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and other U.S. territories include a ban on the outdoor advertising of tobacco products. Other products and services may be targeted in the U.S. in the future, including cannabis products. Any significant reduction in cannabis-related advertising or advertising of other products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements.

There are various risks associated with our intellectual property rights.

No patent protection. We have no patents and rely on a combination of copyright and trade secret protection and nondisclosure agreements to establish and protect our proprietary rights. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, to imitate our programming, or to develop similar or superior programming or ideas independently. Imitation of our programming, the creation of similar or superior programming, or the infringement of our intellectual property rights could diminish the value of our programming or otherwise adversely affect our potential for revenue. Policing unauthorized use of our intellectual property will be difficult and expensive.

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

We rely on a number of third parties, and such reliance exposes us to a number of risks.

Our operations depend and will depend on a number of third parties. We have limited control over these third parties. We do not and in the future may not have long-term agreements with them. In addition, we do not own a gateway onto the Internet. Instead, we now and presumably always will rely on a network operating center to connect our Web site to the Internet. Overall, our inability to maintain satisfactory relationships with the requisite third parties on acceptable commercial terms, or the failure of such third parties to maintain the quality of services they provide at a satisfactory standard, could materially adversely affect our business, results of operations and financial condition.

Risks Related To Our Common Stock

We have both the obligation and the ability to issue additional shares of our common stock, and the issuance of such additional shares of common stock may depress the price of our common stock.

We have both the ability as well as outstanding obligations to issue additional shares of common stock in the future. These include the following:

●	We may sell and issue to Kodiak Capital Group, LLC (“Kodiak”) up to 37,500,000 shares of common stock under an Equity Purchase Agreement and will be required to issue up to an additional 37,500,000 shares of common stock under a warrant held by Kodiak upon exercise by Kodiak;
●	Our Amended and Restated 2004 Non-Qualified Stock Option Plan allows us to issue up to 25,000,000 shares of common stock and options. We currently have 2,075,272 shares of our common stock available for issuance under our Amended and Restated 2004 Non-Qualified Stock Option Plan;
●	There are 160,506,452 shares of common stock issuable pursuant to common stock options and warrants outstanding as of the date of this annual report;
●	There are 2,000,000 shares of common stock reserved for issuance upon conversion of 2,000,000 shares of outstanding Series A Preferred Stock;
●	There are 12,000,000 shares of common stock reserved for issuance upon conversion of 2,000,000 shares of outstanding Series C Preferred Stock; and
●	Shares of common stock issuable pursuant to convertible debt instruments outstanding, as described further below.

The options, warrants and other convertible securities described above will permit the holders to purchase shares of common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of common stock issued pursuant to these options would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these options and warrants may be adversely affected because of such potential dilution. Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. Future issuances of additional shares pursuant to options, warrants other convertible securities could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such issuances. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

We may issue additional stock without stockholder consent.

Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing stockholders. The Board, from the authorized capital of 25,000,000 preferred shares, has authorized and designated 2,000,000 shares of Series A Preferred Stock and 12,000,0000 shares of Series C Preferred Stock, of which 2,000,000 shares and 12,000,000 shares are issued and outstanding, respectively. The Board of Directors can issue preferred stock in one or more series and fix the terms of such stock without stockholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. Such issuance could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and cause the market price of our common stock to fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could hinder our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Broker-dealers may be discouraged from effecting transactions in our common stock because it is considered a penny stock and is subject to the penny stock rules.

Our common stock currently constitutes “penny stock.” Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share. Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” In particular, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse), must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

As an issuer of “Penny Stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this particular safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

As of December 31, 2017, we had convertible notes outstanding with a cumulative outstanding principal balance of $1,165,300 which, if not converted into our common stock, require repayment at a premium to the outstanding balance, resulting in the need for approximately $2,500,000 in liquid capital. If, rather than repay these notes, we allow them to convert into our common stock, the conversions would be done at a discount to the market price of our common stock. The potential dilutive effects of these conversions at various conversion prices below our most recent market price of $0.05 per share is as follows:

	100%	75%	50%	25%
	$0.05	$0.375	$0.025	$0.0125

Potential dilutive shares	23,306,000	31,074,667	46,612,000	93,224,000

The issuance and sale of common stock upon conversion of outstanding convertible notes may depress the market price of our common stock.

As sequential conversions of our convertible notes with conversion prices tied to the trading price of our common stock are effected, and sales of the shares issued on conversion occur, the price of our common stock may decline, and as a result, the holder of these notes will be entitled to receive an increasing number of shares in connection with its conversions, which shares could then be sold in the market, triggering further price declines and conversions for even larger numbers of shares, to the detriment of our investors. The shares of common stock which the convertible notes are convertible into may be sold without restriction pursuant to Rule 144 provided the notes were held for at least six months. As a result, the sale of these shares may adversely affect the market price of our common stock.

In addition, the common stock issuable upon conversion of these convertible notes may represent overhang that may also adversely affect the market price of our common stock. As described above, overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. We have issued various convertible notes that are convertible into shares of our common stock at a discount to market, which provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holder will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease.

The continuously adjustable conversion price feature of our convertible notes may encourage short selling of our common stock, which could have a depressive effect on the price of our common stock.

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

Market volatility has significantly affected our stock price and is likely to effect the value of your shares.

The market price for our common stock has been and is likely to continue to be extremely volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

●	fluctuations in stock market prices and trading volumes of similar companies;
●	regulatory or legal developments;
●	general market conditions and overall fluctuations in U.S. equity markets;
●	variations in our quarterly operating results;
●	changes in accounting principles;
●	our ability to raise additional capital and the terms on which we can raise it;
●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
●	announcements of new products, brands, services, commercial relationships, acquisitions or other events by us or our competitors;
●	additions or departures of key personnel;
●	discussion of us or our stock price by the press or in online investor communities; and
●	other risks and uncertainties described in these risk factors.

The sale of our common stock to Kodiak may cause dilution, and the sale of the shares of common stock acquired by Kodiak, or the perception that such sales may occur, could cause the price of our common stock to fall.

Pursuant to the Equity Purchase Agreement, as amended, that we entered into with Kodiak in August 2017 (the “Purchase Agreement), Kodiak has committed to purchase up to an aggregate of 37,500,000 shares of our common stock. The shares that may be sold pursuant to the Purchase Agreement in the future may be sold by us to Kodiak at our discretion from time to time, commencing after the SEC has declared effective the registration statement we have filed to register the sale of such shares and concluding on March 31, 2019. The per share purchase price for the shares that we may sell to Kodiak under the Purchase Agreement will fluctuate based on the price of our common stock, and will be equal to 80% of the lowest daily volume weighted average price of our common stock during the three trading days following our delivery of the applicable Put Notice to Kodiak to purchase the shares. Closings from time to time under the Purchase Agreement will only occur if the lowest daily volume weighted average price of the Company’s common stock during the applicable valuation period is greater than or equal to $0.14 per share, unless otherwise agreed to by Kodiak and us. Depending on market liquidity at the time, sales of shares of common stock to Kodiak may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to Kodiak, except that, pursuant to the Purchase Agreement, we may not sell shares to Kodiak if the sale would result in its beneficial ownership of more than 9.99% of our the outstanding common stock. Kodiak may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the Purchase Agreement and, after it has acquired shares, Kodiak may sell all, some or none of those shares. Therefore, sales to Kodiak by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Kodiak, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

We also leased a commercial building that originated on April 17, 2016 for our medical marijuana production and cultivation business in North Las Vegas. The five-year operating lease expires on April 16, 2021 and is renewable for another five year term, required a $50,000 security deposit and includes an option to purchase the building for $3.8 million during the third, fourth and fifth years of the lease. The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $26,786 and culminating in a monthly payment of $30,148 in 2021.

These properties are in good condition, well maintained and adequate for Players Network’s current and immediately foreseeable operating needs. Players Network does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

Michael Pratter

On November 3, 2016, Michael S. Pratter commenced an action in the Eighth Judicial District Court, Clark County, Nevada, against Players Network, Green Leaf Farms Holdings, and our Chief Executive Officer. In his complaint, Pratter asserts several causes of action, including for breach of contract and fraud, relating to his claim that he provided consulting services to us for which he was not fully paid. We are defending ourselves vigorously in this matter and believe that Pratter’s claims are without merit, and that in fact we over-paid Pratter. In November 2017 we filed a Counterclaim against Mr. Pratter in this proceeding in which we asserted ten causes of action, which relate in part to Mr. Pratter’s representations that he would provide us with legal services when in fact he was not licensed to practice law in the State of Nevada and had been disbarred by the California State Bar. Among other relief, our Counterclaim seeks disgorgement of all amounts paid to Mr. Pratter during his engagement by us, including the return of 1.5 million shares of our Common Stock we had issued to him. Previously, in August 2017, following our motion and our posting of treasury shares with the Clerk of the Court as security, the Court approved our application for a temporary restraining order and preliminary injunction under which Mr. Pratter is prohibited from transferring the 1.5 million shares of Common Stock we had issued to him, until further order of the Court.

LG Capital Funding

We are a defendant in case pending in the Supreme Court of the State of New York, Kings County, that was commenced by LG Capital Funding LLC, in February 2015, in which LG Capital asserts that we are in default of our obligations to honor its conversion rights under a $35,000 promissory note, due to a typographical error in the note. LG Capital seeks declaratory relief as to conversion formula under the promissory note and monetary damages in the amount of principal and accrued interest under the promissory note. This case is currently in the preliminary discovery stages. We believe LG Funding’s claims are without merit.

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

	COMMON STOCK
	MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2017:
Fourth Quarter	$0.1299	$0.0520
Third Quarter	$0.2310	$0.0712
Second Quarter	$0.1699	$0.0316
First Quarter	$0.0435	$0.0146
FISCAL YEAR ENDED DECEMBER 31, 2016:
Fourth Quarter	$0.0295	$0.0089
Third Quarter	$0.0141	$0.0023
Second Quarter	$0.0050	$0.0022
First Quarter	$0.0041	$0.0016

(b) Holders of Common Stock

As of April 14, 2018, there were approximately 354 holders of record of the Company’s Common Stock. As of April 14, 2018, the closing price of the Company’s shares of common stock was $0.0539 per share. ClearTrust, LLC (telephone: (813) 235-4490; facsimile: (813) 388-4549) is the registrar and transfer agent for our common stock.

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

Number of
securities
remaining
available for
future issuance
	Number		under equity
	of securities		compensation
	to be issued	Weighted-average	plans
	upon exercise	exercise price	(excluding
	of outstanding	of outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders(1)	6,250,000	$0.10	-0-
Equity compensation plans not approved by security holders(2)	19,500,000	0.10	-0-
Total:	19,500,000	$0.10	-0-

(1) As of December 31, 2017, the Company had options outstanding exercisable for 19,500,000 shares of the Company’s common stock at a weighted average exercise price of $0.10 per share that were issued to officers and directors outside of the Company’s Amended and Restated 2004 Non-Qualified Stock Option Plan.

(2) As of December 31, 2017, the Company had options outstanding exercisable for 6,250,000 shares of the Company’s common stock at a weighted average exercise price of $0.10 per share that were issued under the Company’s Amended and Restated 2004 Non-Qualified Stock Option Plan, which allows for the issuance of a total of 25,000,000 non-qualified stock options.

(e) Recent Sales of Unregistered Securities

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder during the three month period ended December 31, 2017:

Common Stock

Common Stock Issued for Services (2017)

On December 11, 2017, the Company issued a total of 1,500,000 shares of common stock to eleven service providers for services provided.

On December 11, 2017, the Company issued 100,000 shares of common stock to its CFO as a bonus for services performed.

On October 1, 2017, pursuant to the CFO’s employment agreement, Mr. Lawrence earned $12,960 of compensation that was paid with the issuance of 157,091 shares of common stock based on the closing stock price.

Common Stock Issuances for Debt Conversions

On December 12, 2017, the Company issued 567,968 shares of common stock upon the conversion of $38,849, consisting of $35,000 of outstanding principal and $3,849 of unpaid interest, on the First EJR Note.

On December 11, 2017, the Company issued 757,576 shares of common stock upon to the conversion of $40,000 of outstanding principal on the First Gemini Note.

On December 11, 2017, the Company issued 757,576 shares of common stock upon the conversion of $40,000 of outstanding principal on the First Black Mountain Note.

On December 6, 2017, the Company issued 908,760 shares of common stock upon to the conversion of $50,000 of outstanding principal on the Second Group 10 Note.

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

Green Leaf Cannabis Business

Green Leaf was granted two Medical Marijuana Establishment (MME) licenses by the City of North Las Vegas and State of Nevada; one for cultivation, and one for production of extracts, along with cultivation and production licenses for recreational cannabis that went into effect on July 1, 2017.

The cannabis industry is one of the fastest growing markets in the America, and Nevada is uniquely positioned to become one of, if not the largest market in the country. The sale of cannabis in Nevada for medical purposes has been legal since 2015, and on July 1, 2017, the recreational use of cannabis became legal in the State of Nevada.

It is estimated that there are 43,000 Nevada State issued medical marijuana cardholders. Nevada also offers reciprocity to Out-of-State medical cannabis cardholders. With nearly one million medical marijuana cardholders residing in states adjacent to Nevada, and more than 52 million annual visitors to Nevada, the market for medical marijuana is substantial, and with the recent passage of recreational marijuana laws that were implemented in the summer of 2017, Nevada is expected to generate $1.8 billion in revenue from cannabis in 2018. As large as the medical marijuana market is, it is dwarfed by Nevada’s adult recreational marijuana market.

Green Leaf offers the following products and services:

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

Media Content Distribution; Weed TV

Historically, we have distributed video and other media content over cable television channels and a wide variety of internet enabled devices, focusing primarily on the gaming industry and Las Vegas lifestyle. Our current media operations are focused on our recently launched Web site, WeedTV.com, and its related social media presence.

Weed TV is a source of informational entertainment, products and services for people who relate to the marijuana lifestyle and social community. Weed TV content is currently available at www.weedtv.com. We plan to continuously add features and content to Weed TV, including a directory of businesses that cater to the marijuana business, such as dispensaries, smoke shops, doctors, financial institutions, manufacturers and more.

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

Cash and Cash Equivalents

PNTV maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2017 and 2016.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from video production services on a project basis and subscriptions for video content. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. We had no debts expense during the years ended December 31, 2017 and 2016, respectively.

Cost Method of Accounting for Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Our investments which are accounted for on the cost method of accounting have been completely impaired previously, and no impairment expense was recognized during the years ended December 31, 2017 or 2016.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company did not recognize any impairment losses on the disposal of fixed assets during the years ended December 31, 2017 and 2016.

Construction in Progress

The Company is constructing a grow house in its leased facility, which became operational during the first quarter of 2018, at which time depreciation commenced. The Company incurred and capitalized within Construction in Progress a total of $408,812 and $239,220, respectively. The estimated cost to be incurred to complete construction of the grow house is approximately $1.7 million. The construction will be completed in phases and the portion of the $1.7 million incurred after the facility is initially operational will be capitalized separately as separate leasehold improvements, while the costs incurred to get the facility operational will begin to be depreciated upon commencement of operations.

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $111,416 and $11,571 for the years ended December 31, 2017 and 2016, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2017 and 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $2,744,884 and $431,500 for the years ended December 31, 2017 and 2016, respectively.

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

No other new accounting pronouncements, issued or effective during the year ended December 31, 2017, have had or are expected to have a significant impact on the Company’s financial statements.

Results of Operations for the Years Ended December 31, 2017 and December 31, 2016:

	For the Years Ended
	December 31,		Increase /
	2017	2016	(Decrease)
Revenue	$87,913	$135,234	$(47,321)
Cost of Goods Sold	60,816	-	60,816
Gross Profit	27,097	135,234	(108,137)

Direct Operating Costs	499,799	145,324	354,475
General and Administrative	3,941,394	1,078,409	2,862,985
Officer Salaries	650,786	175,673	475,113
Depreciation and Amortization	71,920	24,084	47,836

Total Operating Expenses	5,163,899	1,423,490	3,740,409

Net Operating (Loss)	(5,136,802)	(1,288,256)	3,848,546

Total other Income (Expense)	(8,946,081)	(475,552)	8,470,529

Net Loss	$(14,082,883)	$(1,763,808)	$12,319,075

Revenues:

During the years ended December 31, 2017 and 2016, we received revenues from the sale of cannabis products, in-home media, advertising fees and the recognition of deferred revenues on content development. Aggregate revenues for the year ended December 31, 2017 were $87,913, compared to revenues of $135,234 in the year ended December 31, 2016, a decrease in revenues of $47,321, or 35%. During the year ended December 31, 2017, our sales consisted of $70,165 from the resale of raw materials that we previously purchased from other licensed production and cultivation facilities and resold to licensed dispensaries as we progressed in the development of our facility, and $17,748 from advertising fees. We launched the second phase of construction at our growing facility in the first quarter of 2018, and have begun to grow our first crop. Our revenues decreased primarily due to the absence of the recognition of a total of $135,000 from deferred revenues on pilot videos and a series of webisodes recognized in the prior year.

Cost of Goods Sold

Cost of sales for the year ended December 31, 2017 were $60,816, compared to $-0- during the year ended December 31, 2016, an increase of $60,816. Cost of sales consists primarily of labor, depreciation and maintenance on cultivation and production equipment, in addition to raw materials sold and consumed in our cultivation and production operations. The increased cost of sales in the current period was due to the commencement of operations in the current year. Our gross margins were approximately 31%. We expect gross margins to increase along with revenues as we realize efficiencies and economies of scale and increase our pricing as demand continues to increase with the legalization of recreational cannabis in Nevada.

Direct Operating Costs:

Direct operating costs were $499,799 for the year ended December 31, 2017, compared to $145,324 for the year ended December 31, 2016, an increase of $354,475, or 244%. Our direct operating costs increased primarily due to the launch of WeedTV.

General and Administrative:

General and administrative expenses were $3,941,394 for the year ended December 31, 2017, compared to $1,078,409 for the year ended December 31, 2016, an increase of $2,862,985, or 265%. General and administrative expense increased primarily due to the issuance of stock and options resulting in $2,319,498 of stock-based compensation as we significantly ramped up efforts to get our cannabis facility operational and launch WeedTV during the year ended December 31, 2017.

Officer Salaries:

Officer salaries expense totaled $650,786 for the year ended December 31, 2017, compared to $175,673 for the year ended December 31, 2016, an increase of $475,113, or 270%. The increase in officer salaries was primarily due to non-cash, stock based compensation bonuses issued to our officers during the year ended December 31, 2017, consisting of a total of 2,657,091 shares of common stock with a fair value of $114,260, and common stock options valued at $425,386 that were not present during the comparative year ended December 31, 2016.

Depreciation and Amortization:

Depreciation and amortization expense was $71,920 for the year ended December 31, 2017, compared to $24,084 for the year ended December 31, 2016, an increase of $47,836, or 199%. The increase in depreciation and amortization was primarily due to placing our leasehold improvements and other equipment purchases into service during 2017. We expect depreciation and amortization to increase in 2018, as we place additional fixed asset additions in service and our construction in process is completed.

Net Operating Loss:

Net operating loss for the year ended December 31, 2017 was $5,136,802, or ($0.01) per share compared to a net operating loss of $1,288,256, or ($0.00) per share for the year ended December 31, 2016, an increase of $3,848,546, or 299%. Net operating loss increased primarily due to increased stock-based compensation as we significantly ramped up efforts to get our cannabis facility operational and we launched WeedTV during the year ended December 31, 2017.

Other Income (Expense):

Other expense, on a net basis, was $8,946,081 for the year ended December 31, 2017, compared to other expense, on a net basis, of $475,552 for the year ended December 31, 2016, an increase of $8,470,529, or 1,781%. Other expense increased on a net basis primarily due to the increased loss on derivative liability of $7,362,617, or 3,180%, and by a decreased gain on debt extinguishment of $228,256, and increased interest expense on debt financing of $1,014,895, or 248%, as diminished by a $135,239 of other income, consisting primarily of a settlement gain, net of legal fees, during the year ended December 31, 2017, compared to the year ended December 31, 2016.

Net Loss:

The net loss for the year ended December 31, 2017 was $14,082,883, or ($0.03) per share, compared to a net loss of $1,763,808, or ($0.00) per share, for the year ended December 31, 2016, an increased net loss of $12,319,075, or 698%. Net loss increased primarily due to increased non-cash stock-based compensation and the increased costs of readying our cannabis production facility, in addition to increased interest expense and losses on derivative costs associated with debt financing costs as we financed those efforts.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2017 compared to December 31, 2016.

	December 31, 2017	December 31, 2016	Increase / (Decrease)
Total Assets	$1,209,773	$498,617	$711,156

Total Liabilities	$11,860,997	$1,401,644	$10,459,353

Accumulated (Deficit)	$(44,597,401)	$(30,639,417)	$13,957,984

Stockholders’ Equity (Deficit)	$(10,651,224)	$(903,027)	$9,748,197

Working Capital (Deficit)	$(11,456,491)	$(1,131,646)	$10,324,845

Sources and Uses of Cash

Our principal source of operating capital has been provided from debt financing, including in a reduced capacity, convertible debt financing, private sales of our common stock, and revenues from operations. At December 31, 2017, we had a negative working capital position of $(11,456,491). As we continue the shift in our business focus and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through debt borrowings and common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of debt financing, although we may be able to obtain additional equity financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels, or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

Debt Instruments, Guarantees, and Related Covenants

Kodiak Equity Purchase Agreement

On August 14, 2017, we entered into an Equity Purchase Agreement and a Registration Rights Agreement with Kodiak Capital Group, LLC, and issued Kodiak a Common Stock Purchase Warrant under which Kodiak may purchase up to 37,500,000 shares of our common stock.

Pursuant to the Purchase Agreement, as amended on January 5, 2018, subject to the filing of a registration statement and it becoming effective under the Securities Act of 1933, Kodiak has committed to purchase up to 37,500,000 shares of common stock upon delivery by us to Kodiak of “Put Notices” from time to time, at a price equal to the greater of (i) $0.14 per share and (ii) 80% of the lowest daily volume weighted average price of our common stock during the three trading days following the delivery of the applicable Put Notice (the “VWAP Price”), but in no event at a price greater than $0.50 per share. Notwithstanding the foregoing, Kodiak will not be required to purchase common stock under a Put Notice if the VWAP price during the applicable valuation period is less than $0.14 per share, unless otherwise agreed to by Kodiak and us. Kodiak’s commitment to purchase common stock under the Purchase Agreement will terminate on March 31, 2019. The Purchase Agreement also provides that Kodiak shall not be required to purchase common stock to the extent that following such purchase, Kodiak would beneficially own in excess of 9.99% of the outstanding shares of common stock.

We issued to Kodiak and its designee an aggregate of 500,000 shares of common stock upon the execution of the Purchase Agreement in consideration for Kodiak’s commitment to purchase shares of common stock thereunder. In accordance with the terms of the Registration Rights Agreement, we agreed to prepare and file a registration statement with the Securities and Exchange Commission covering the 400,000 shares of common stock we issued to Kodiak upon the execution of the Purchase Agreement and the shares of common stock that may be purchased by Kodiak under the Purchase Agreement.

In connection with the Purchase Agreement, we issued Kodiak the warrant, which is exercisable for a three-year period and has an initial exercise price that will be equal to 140% of the initial purchase price paid by Kodiak under the Purchase Agreement. The warrant restricts Kodiak from exercising the warrant to the extent that following such exercise, Kodiak would beneficially own in excess of 4.99% of the outstanding shares of common stock.

Debt Financing

On December 15, 2017, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note that carries a 10% interest rate with a face value of $122,400 (“Third Group Ten Note”), which matures on December 15, 2018. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date.

On November 7, 2017, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note with a face value of $122,400 (“First Group Ten Note”), which matures on November 7, 2018. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date.

On October 27, 2017, the Company received net proceeds of $73,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $76,500 (“First Fourth Man Note”), which matures on October 27, 2018. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy five percent (75%) of the lowest traded price of the Company’s common stock over the fifteen (15) trading days preceding the conversion date.

On October 27, 2017, the Company received net proceeds of $73,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $76,500 (“First Emunah Note”), which matures on October 27, 2018. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy five percent (75%) of the lowest traded price of the Company’s common stock over the fifteen (15) trading days preceding the conversion date.

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

On May 8, 2017, the Company entered into a Securities Purchase Agreement with Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (the “Investors”), pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $165,000, and (ii) a Warrant exercisable until May 31, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matures on November 8, 2017, bears interest at a rate of 10% per annum payable at maturity. Pursuant to the terms of the Warrant and the Note, as a result of a subsequent sale of our securities below the exercise price of the Warrants, each Investor’s Warrant is now exercisable to purchase 2,800,000 shares of common stock at a purchase price of $0.075 per share, and each Note is convertible into shares of common stock at a conversion price of $0.075 per share.

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

During the year ended December 31, 2017, the Company repaid $30,000 of debt pursuant to a payoff agreement with WHC Capital, LLC. The remaining $40,000 of the settlement liability was satisfied in full with the issuance of 2,009,419 shares of stock on April 18, 2017.

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

We have utilized these funds to repay $30,000 of previously issued convertible debentures and settlements, comply with our regulatory reporting requirements, and to fund our subsidiary’s cannabis business during the year. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in our industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

To conserve on the Company’s capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the year ended December 31, 2017, the Company granted a total of $2,744,884 of stock-based compensation, consisting of 7,657,091 shares of common stock valued at $200,760, and options valued at $1,252,411, as bonuses to our officers and directors, as well as an aggregate 10,785,000 shares of common stock valued at $966,279, and options valued at $325,434, to other service providers, compared to a total of 37,900,000 shares of common stock and 6,250,000 shares of preferred stock valued at an aggregate of $431,500 in lieu of cash payments to employees and outside consultants during the year ended December 31, 2016. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2018.

Satisfaction of Our Cash Obligations for the Next 12 Months

As of December 31, 2017, our cash on hand was $65,840. We believe we cannot satisfy our cash requirements for the next twelve months with our current cash on hand. Our operations are subject to attaining adequate financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our operations.

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

Off- Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2017, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2017, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position
Mark Bradley	55	Chief Executive Officer and Chairman
Michael Berk	71	President of Programming and Director
Brett Pojunis	38	Director
Geoffrey Lawrence	36	Chief Financial Officer

Mark Bradley founded the Company and has been its Chief Executive Officer and a director since 1993. Mr. Bradley was a staff producer/director at United Artists where he produced original programming and television commercials. In 1985 he created the Real Estate Broadcast Network that was the first 24-hour real estate channel. In 1993 he founded Players Network. Mr. Bradley is a graduate of the Producers Program at the University of California Los Angeles. Under his direction, Players Network became the first user of a digital broadcast system for television programming and the first private label gaming network. Mr. Bradley pioneered, developed and executive produced Players Network’s gaming-centric programming. Mr. Bradley graduated from the UCLA producer’s program and became a producer/director at United Artists, where he produced original programming, television commercials, multi-camera music videos, live-to-tape sports and a variety show and was studio manager and postproduction supervisor with United Cable Television in Los Angeles. In this capacity he engaged in the production, packaging and syndication of television and film productions for such media venues as HBO, Nickelodeon, Prime Ticket and MTV. As an independent producer/director, Mr. Bradley created and promoted live pay-per-view events, negotiated entertainment programming distribution deals, budgeted and packaged TV programming. As a founder and Chief Executive Officer of the Company, Mr. Bradley has extensive media production expertise as well as deep knowledge and relationships in the Las Vegas, Nevada entertainment industry. Mr. Bradley’s experience with the Company from its founding also offers the Board insight to the evolution of the Company, including from execution, cultural, operational, and competitive and industry points of view.

Michael Berk has been a director since 2000 and was appointed as the Company’s president of programming on March 22, 2005. He created and executive produced “Baywatch,” the most popular series in television history, and produced the 2017 “Baywatch” feature film for DreamWorks. Mr. Berk wrote and produced the first three-hour movie ever made for television, “The Incredible Journey of Dr. Meg Laurel,” the highest-rated movie of the year, averaging a 42 share over three hours, “The Ordeal of Dr. Mudd,” another three-hour movie that received two Emmy Awards, “The Haunting Passion,” winner of the Venice Film Festival Award and “The Last Song,” recipient of the Edgar Allan Poe Award for Mystery Writing. Mr. Berk is also a significant figure in the Las Vegas community. He was a founding Board Member and President of the highly acclaimed “CineVegas” Film Festival, now in its sixth year at the Palms Hotel, and was recognized with the prestigious Las Vegas Chamber of Commerce Community Achievement Award in the category of Entertainment. He also received the Nevada Film Office/Las Vegas Film Critics Society Silver Spike Award for his contributions to the film and television industry in Nevada. Mr. Berk maintains offices both in Hollywood and in Las Vegas. Mr. Berk’s extensive experience and contacts in the media and entertainment industry provides the Company and the Board a unique perspective on this industry and insight into the Company’s business.

Brett Pojunis been a member of the Board of Directors of the Company since March of 2016. Mr. Pojunis has served as the Chairman of the Libertarian Party of Nevada since November 2013 and previously served as Secretary. From December 2011 through June 2014, Mr. Pojunis served on the Libertarian National Committee in multiple positions. Mr. Pojunis has worked in Libertarian politics since 2010 in multiple capacities including activism, event production, fundraising, technology and working on candidate campaigns during 2012 and 2014. From 2007 through 2010, Mr. Pojunis was Co-Founder and CEO of Dealguys Network, Inc., a financial media holding company focused on developing exclusive communities within the financial industry. Mr. Pojunis has been involved in finance and the public markets since 1999 as a consultant to many start-up companies including high-tech Internet to traditional brick and mortar companies. Mr. Pojunis served in the US ARMY and was awarded the Outstanding American award twice, the second time with honorable mention. Mr. Pojunis studied Environmental Liberal Arts at Green Mountain College and Entrepreneurship classes at the Simon School of Business at the University of Rochester. Mr. Pojunis also attended elective International Business and Finance classes at Rochester Institute of Technology. Mr. Pojunis’s business and political experience and contacts make him a valuable member of our Board of Directors.

Geoffrey Lawrence has been the Company’s Chief Financial Officer since July 1, 2017. Mr. Lawrence is an economist, accountant, and financial analyst with more than a decade of experience in the public and private sectors. Mr. Lawrence served as the Assistant Controller for the State of Nevada’s State Controller’s Office from March 2015 until his appointment as the Company’s Chief Financial Officer. Prior to that, from January 2015 until March 2015, he was the Policy Director for the Nevada Legislature, Assembly Majority Leadership, and from October 2008 to December 2014, Mr. Lawrence was the Director of Research and Legislative Affairs at the Nevada Policy Research Institute.

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

To the Company’s knowledge, the following is a list of individuals that have not filed, or filed late, a report reflecting a change in ownership as required pursuant to Section 16(a) of the Securities Act of 1934, that was required to be filed during 2017:

Name of Individual	Number of Late Reports	Number of Transactions that Were Not Timely Reported

Mark Bradley	3	3

Geoffrey Lawrence	3	4

Michael Berk	1	3

Brett Pojunis	1	3

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company’s Audit Committee during 2017, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the years ended December 31, 2017 and 2016:

Summary Compensation Table

Name and
Principal				Stock		Option
Position	Year	Salary		Awards		Awards		All Other		Total
(a)	(b)	(c)		(e)(1)		(f)(1)		Compensation		Compensation
Mark Bradley, Chief Executive Officer	2017 2016	$ $	96,826 54,923	$ $	34,600 309,000	$ $	246,621 -0-	$ $	-0- -0-	$ $	378,047 363,923

Geoffrey Lawrence, Chief Executive Officer	2017 2016	$ $	46,524 -0-	$ $	79,660 -0-	$ $	178,765 -0-	$ $	-0- -0-	$ $	304,949 -0-

Michael Berk, President of Programming	2017 2016	$ $	-0- -0-	$ $	34,600 15,000	$ $	299,163 -0-	$ $	-0- -0-	$ $	333,763 15,000

(1)	The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2017 and 2016, in accordance with FASB ASC 718-10 of awards of stock and stock options. Assumptions used in the calculation of this amount are included in the footnotes to our audited financial statements for the fiscal year ended December 31, 2017, included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Employment Agreements

Mark Bradley, Chief Executive Officer

On July 17, 2015, the Company entered into a new employment agreement with Mr. Bradley that replaced his prior employment agreement. Pursuant to the terms of the new employment agreement, Mr. Bradley serves as the Company’s CEO and Chairman. The employment agreement has a term of five years and six months, commencing July 1, 2015. Under the employment agreement Mr. Bradley is entitled to an annual base salary of $175,000 or such greater amount as may be determined by the Board of Directors in connection with a performance review to be performed at least once annually. In the event that the Board determines that we cannot afford to pay Mr. Bradley any portion of his base salary, Mr. Bradley may, at his sole option, elect one of the following:

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

Mr. Bradley is also entitled to an annual bonus, subject to meeting mutually agreed upon annual performance criteria mutually established by the Company and Mr. Bradley.

In the event that Mr. Bradley’s employment is terminated by the Company for any reason (other than as a result of the termination for cause or by death) or terminated by Mr. Bradley as a result of a material breach of the employment agreement by the Company (any of the foregoing, an “Involuntary Termination”), Mr. Bradley is entitled to continue to receive his base salary and all benefits for the remainder of the term of the employment agreement as if it had not been terminated. In addition, Mr. Bradley would receive from the Company, on the effective date of the Involuntary Termination, a lump sum amount equal to two times Mr. Bradley’s then current base salary. In addition, all stock options that Mr. Bradley would be eligible though the natural term of the employment agreement will immediately become fully vested. In the event Mr. Bradley or his family is ineligible under the terms of any insurance to continue to be covered, the Company shall provide Mr. Bradley and his family with substantially equivalent coverage through other sources or will provide Mr. Bradley with a lump sum payment equal to the agreed upon value of the continuation of such insurance coverage to which Mr. Bradley is entitled under the employment agreement.

In the event of Mr. Bradley’s death during the term of the employment agreement, the Company will pay to Mr. Bradley’s designated beneficiary 100% of Mr. Bradley’s then current base salary for a period of 12 months following Mr. Bradley’s death.

The Company has the right to terminate Mr. Bradley’s employment for Cause upon written notice to Mr. Bradley. The term “Cause” means Mr. Bradley must have (i) been willful, gross or persistent in his inattention to his duties or Mr. Bradley committed acts which constitute willful or gross misconduct and, after written notice of the same has been given to Mr. Bradley and he has been given an opportunity to cure the same within 30 days after such notice; or (ii) committed fraud against the Company. If Mr. Bradley’s employment is terminated for Cause and Mr. Bradley does not consent to such termination, such termination shall not be considered effective and Mr. Bradley’s rights under the employment agreement shall continue until the existence of Cause has been determined by an independent arbitrator appointed by the American Arbitration Association and either party’s rights to petition a court of law for a decision in the matter have been exhausted.

Mr. Bradley is subject to a nondisclosure provision that continues for a period of one year following his termination of employment, and a non-compete agreement during the term of his employment with the Company.

Geoffrey Lawrence, Chief Financial Officer

On August 8, 2017, we entered into an employment agreement with Mr. Lawrence under which we employed Mr. Lawrence as our Chief Financial Officer and Chief Compliance Officer for a two-year term at an annual base salary of $100,800. The employment agreement also provides for the issuance to Mr. Lawrence of (i) $12,960 of shares of the Company’s common stock on a quarterly basis, with the first such issuance on October 1, 2017, whereby the number of shares shall be determined based on the most recent closing traded price on October 1st, January 1st, April 1st and July 1st, as applicable, (ii) 250,000 shares of common stock on July 4, 2017, as a signing bonus, and (iii) an option to purchase 2,000,000 shares of common stock, vesting ratably on a monthly basis over a one-year period beginning on August 8, 2017, at an exercise price of $0.17 per share.

Michael Berk, President of Programming

We are not currently a party to an employment with Mr. Berk and do not pay him cash compensation for his services to the Company.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the value of all unexercised options previously awarded to the Named Executive Officers at the fiscal year ended December 31, 2017.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)		Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (f)	Market Value of Shares or Units of Stock That Have Not Vested ($) (g)
Mark Bradley	1,750,000	-0-		$0.04	July 4, 2020	-0-		$-0-

Geoffrey Lawrence	2,000,000	-0-		$0.17	August 7, 2020	-0-		$-0-

Michael Berk	1,000,000 1,750,000	-0- -0-	$ $	0.07 0.17	May 1, 2020 July 4, 2020	-0- -0-	$ $	-0- -0-

Director Compensation

The table below summarizes the compensation paid, or accrued to non-employee directors for the year ended December 31, 2017.

	Fees Earned	Stock	Option	All Other
	or Paid	Awards	Awards	Compensation	Total
Name	in Cash	($)	($)	($)	($)
(a)	(b)	(c) (1)	(d)(2)	(g)	(h)
Brett Pojunis	$114,937	$51,900	$527,862	$-0-	$694,699

The amounts in columns (c) and (d) reflect the fair value dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2017, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2016. Assumptions used in the calculation of this amount are included in the footnotes to our audited financial statements for the year ended December 31, 2017 included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(1)	Represents issuance on January 22, 2017 of 3,000,000 shares of common stock for services as a director.
(2)	Represents options to acquire 2,000,000 shares at $0.07 over a three year period awarded on May 1, 2017 and options to acquire 1,750,000 shares at $0.17 over a three year period awarded on July 4, 2017 for services as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2018, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2018 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o Players Network, 1771 E. Flamingo Road, #201-A, Las Vegas, NV 89119.

			Series A		Series C
	common stock		Preferred Stock(10)		Preferred Stock(11)
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class(3)	Number of Shares	% of Class(4)	Total Voting Power
Officers and Directors:
Mark Bradley, CEO and Director(5)	94,526,652	15.5%	1,000,000	50%	12,000,000	100%	56.3%
Michael Berk, President of Programming and Director(6)(7)	10,630,527	1.8%	1,000,000	50%	-	-	2.7%
Brett Pojunis, Director(8)	15,800,000	2.7%	-	-	-	-	*
Geoffrey Lawrence, Chief Financial Officer(9)	4,120,291	*	-	-	-	-	*
Directors and Officers as a Group (4 persons)	125,077,470	20.4%	2,000,000	100%	12,000,000	100%	60.4%
5% Holders:
N/A	-	-	-	-	-	-	-

* less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock, Series A Preferred Stock or Series C Preferred Stock owned by such person.

(2) Percentage of beneficial ownership is based upon 589,994,130 shares of common stock outstanding as of March 31, 2018.

(3) Percentage of beneficial ownership is based upon 2,000,000 shares of Series A Preferred Stock outstanding.

(4) Percentage of beneficial ownership is based upon 12,000,000 shares of Series C Preferred Stock outstanding.

(5) Includes stock options and warrants to purchase 23,750,000 shares of common stock and 25,000 shares held for the benefit of Mr. Bradley’s minor daughter.

(6) Includes 38,000 shares held by MJB Productions, which is 100% owned by Mr. Berk.

(7) Excludes (i) 125,000 shares held by Mr. Berk’s ex-wife, and (ii) 125,000 shares by Mr. Berk’s adult son, and includes options to acquire 2,750,000 shares of common stock.

(8) Includes stock options to purchase 5,000,000 shares of common stock.

(9) Includes stock options to purchase 2,000,000 shares of common stock.

(10) Series A Preferred Stock carries preferential voting power of 25:1. Both Mr. Bradley and Mr. Berk hold 1 million shares of Series A Preferred Stock.

(11) Series C Preferred Stock carries preferential voting power of 50:1.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended December 31, 2017 and 2016, respectively.

	For the Years Ended
	December 31,
	2017	2016
Audit fees:	$42,050	$34,000
Audit-related fees:	-	-
Tax fees:	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$42,050	$34,000

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

We do not have an Audit Committee. Our board of directors acted as the Company’s Audit Committee during fiscal 2017, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

Pre-Approval Policies and Procedure for Audit and Permitted Non-Audit Services

The Company has not adopted any written pre-approval policies or procedures as described in paragraph (c)(7)(i) of Rule 2.01 of Regulation S-X. All audit and permissible non-audit services in 2017 and 2016 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1	March 26, 1998 – Articles of Incorporation (incorporated by reference to Exhibit 2.(A)(1) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.2	March 26, 1998 – Bylaws of the Company (incorporated by reference to Exhibit 2.(A)(2) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.3	June 9, 1994 – Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State (incorporated by reference to Exhibit 5.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

3.4	June 4, 2007 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 8, 2007)

3.5	May 6, 2013 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

3.6	July 8, 2014 - Articles of Incorporation for Green Leaf Farms Holdings, Inc. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

3.7	July 18, 2014 - Articles of Organization for Green Leaf Medical, LLC. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

4.1	August 31, 2004 – 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

4.2	November 29, 2006 – 2006 Non-Qualified Attorneys & Accountants Stock Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on January 18, 2007)

4.3	July 24, 2007 – Certificate of Designation for Series A Preferred Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on July 26, 2007)

4.4	July 22, 2009 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on July 22, 2009)

4.5	December 16, 2013 – Amended and Restated 2004 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on December 17, 2013)

4.6	November 21, 2016 – Form of Warrant Agreement (Initial Warrant) under letter agreement between Players Network and SK L-43, LLC (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on November 30, 2016)

4.7	November 21, 2016 – Form of Warrant Agreement (Additional Warrant) under letter agreement between Players Network and SK L-43, LLC (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on November 30, 2016)

4.8	May 8, 2017 – Form of Warrant to Purchase Shares of common stock issued under Securities Purchase Agreement between Players Network and Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on May 12, 2017)

4.9	August 14, 2017 – Common stock Purchase Warrant issued to Kodiak Capital Group, LLC (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on August 18, 2017)

4.10	March 2, 2016 - Certificate of Designation for Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on July 22, 2015)

4.11	May 8, 2017 – Form of Warrant Agreement under Promissory Note between Players Network and Black Mountain Equities, Inc. (incorporated by reference to Exhibit 4.11 of the Form S-1 filed with the Securities and Exchange Commission by Players Network on January 17, 2018)

4.12	May 8, 2017 – Form of Warrant Agreement under Promissory Note between Players Network and Gemini Master Fund, LTD. (incorporated by reference to Exhibit 4.12 of the Form S-1 filed with the Securities and Exchange Commission by Players Network on January 17, 2018)

4.13	September 14, 2017 – Form of Warrant Agreement under Promissory Note between Players Network and Black Mountain Equities, Inc. (incorporated by reference to Exhibit 4.13 of the Form S-1 filed with the Securities and Exchange Commission by Players Network on January 17, 2018)

4.14	September 14, 2017 – Form of Warrant Agreement under Promissory Note between Players Network and Gemini Master Fund, LTD. (incorporated by reference to Exhibit 4.14 of the Form S-1 filed with the Securities and Exchange Commission by Players Network on January 17, 2018)

4.15	October 27, 2017 – Form of Securities Purchase Agreement between Players Network and Emunah Funding, LLC and Fourth Man, LLC (incorporated by reference to Exhibit 4.15 of the Form S-1/A filed with the Securities and Exchange Commission by Players Network on March 1, 2018)

4.16	October 27, 2017 – Form of Series A Warrant Agreement under Promissory Notes between Players Network and Emunah Funding, LLC and Fourth Man, LLC (incorporated by reference to Exhibit 4.16 of the Form S-1/A filed with the Securities and Exchange Commission by Players Network on March 1, 2018)

4.17	October 27, 2017 – Form of Series B Warrant Agreement under Promissory Notes between Players Network and Emunah Funding, LLC and Fourth Man, LLC (incorporated by reference to Exhibit 4.17 of the Form S-1/A filed with the Securities and Exchange Commission by Players Network on March 1, 2018)

10.1	June 24, 2016 – Convertible Promissory Note (Steve Howard) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.2	June 1, 2016 – Settlement Agreement Promissory Note (Ziad Gappy) (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.3	August 12, 2016 – Settlement Agreement & Release by and between Vis Vires Group, Inc. and Players Network (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.4	August 15, 2016 – Definitive Funding Agreement by and between RxMM Health Limited and Players Network (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.5	August 15, 2016 – 5% Convertible Debenture by and between RxMM Health Limited and Players Network (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.6	August 15, 2016 – Stock Purchase Warrant Agreement by and between RxMM Health Limited and Players Network (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on August 23, 2016)

10.7	January 29, 2016 – Joint Construction & Development Agreement by and between mCig, Inc. and Green Leaf Farms Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.8	March 4, 2016 – Lease Agreement by and between Belmont NLV, LLC and Green Leaf Farms Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.9	January 6, 2016 – Stock Subscription Agreement by and between NF Associates, LLC and Players Network (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.10	March 2, 2016 – Stock Subscription Agreement by and between SCP Investors, LLC and Players Network (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.11	March 8, 2016 – Promissory Note (SCP Investors, LLC) (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.12	January 4, 2016 – Settlement Agreement and Release by and between JSJ Investments, Inc. and Players Network (JSJ Settlement) (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.13	December 28, 2015 – Debt Settlement Agreement by and between TJC Trading, LLC and Players Network (TJC Settlement) (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.14	January 21, 2016 – Payoff Agreement by and between Tangiers Investment Group, LLC and Players Network (TIG Settlement) (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 27, 2016)

10.15	November 21, 2016 – Letter Agreement between Players Network and SK L-43, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on November 30, 2016)

10.16	November 21, 2016 – Form of Promissory Note under letter agreement between Players Network and SK L-43, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on November 30, 2016)

10.17	May 8, 2017 - Securities Purchase Agreement between Players Network and Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on May 12, 2017)

10.18	May 8, 2017 – Form of Promissory Note issued under Securities Purchase Agreement between Players Network and Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on May 12, 2017)

10.19	August 8, 2017 – Employment between Players Network and Geoffrey Lawrence (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on August 14, 2017)

10.20	August 14, 2017 - Equity Purchase Agreement between Players Network and Kodiak Capital Group, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on August 18, 2017)

10.21	August 14, 2017 - Registration Rights Agreement between Players Network and Kodiak Capital Group, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on August 18, 2017)

10.22	January 5, 2018 – Amendment to Equity Purchase Agreement between Players Network and Kodiak Capital Group, LLC (incorporated by reference to Exhibit 10.22 of the Form S-1 filed with the Securities and Exchange Commission by Players Network on January 17, 2018)

10.23	October 27, 2017 – Form of Promissory Note issued under Securities Purchase Agreement between Players Network and Emunah, LLC and Fourth Man, LLC (incorporated by reference to Exhibit 10.23 of the Form S-1/A filed with the Securities and Exchange Commission by Players Network on March 1, 2018)

10.24	July 17, 2015 – Employment between Players Network and Mark Bradley Feldberger (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on July 22, 2015)

21.1	Subsidiaries (incorporated by reference to Exhibit 22 of the Form 10-K filed with the Securities and Exchange Commission by Players Network on April 17, 2017)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

40

41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Players Network

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Players Network (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2010.

Houston, Texas

April 17, 2018

PLAYERS NETWORK

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets

Current assets:
Cash	$65,840	$145,119
Other current assets	83,180	85,150
Inventory	255,486	-
Total current assets	404,506	230,269

Fixed assets, net	396,455	29,128
Construction in progress	408,812	239,220

Total Assets	$1,209,773	$498,617

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$702,865	$298,861
Accrued expenses	448,538	293,418
Deferred rent obligations	28,809	15,656
Settlements payable	-	70,000
Convertible debentures, net of discounts of $790,621 and $241,634 at December 31, 2017 and 2016, respectively	374,679	58,366
Short term debt, net of discounts of $432,190 and $60 at December 31, 2017 and 2016, respectively	775,810	142,940
Derivative liabilities	9,530,296	482,674
Total current liabilities	11,860,997	1,361,915

Long term debt, net of discounts of $-0- and $885,271 at December 31, 2017 and 2016, respectively	-	39,729
Total Liabilities	11,860,997	1,401,644

Stockholders’ (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series C convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 12,000,000 shares issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 580,716,669 and 524,394,239 shares issued and outstanding at December 31, 2017 and 2016, respectively	580,717	524,394
Additional paid-in capital	33,753,106	29,463,343
Subscriptions payable, consisting of -0- and 1,000,000 shares at December 31, 2017 and 2016, respectively	-	11,400
Accumulated (deficit)	(44,597,401)	(30,639,417)
	(10,249,578)	(626,280)
Noncontrolling Interest	(401,646)	(276,747)
Total Stockholders’ (Deficit)	(10,651,224)	(903,027)

Total Liabilities and Stockholders’ (Deficit)	$1,209,773	$498,617

The accompanying notes are an integral part of these consolidated financial statements.

PLAYERS NETWORK

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017	2016

Revenue:	$87,913	$135,234
Cost of goods sold	60,816	-
Gross profit	27,097	135,234

Expenses:
Direct operating costs	499,799	145,324
General and administrative	3,941,394	1,078,409
Officer salaries	650,786	175,673
Depreciation and amortization	71,920	24,084
Total operating expenses	5,163,899	1,423,490

Operating loss	(5,136,802)	(1,288,256)

Other income (expense):
Other income	135,239	-
Gain (loss) on debt extinguishment, net	(62,641)	165,615
Interest expense, net	(1,424,543)	(409,648)
Change in derivative liabilities	(7,594,136)	(231,519)
Total other income (expense)	(8,946,081)	(475,552)

Net loss	$(14,082,883)	$(1,763,808)
Less: Net loss attributable to the noncontrolling interest	124,899	61,998
Net loss attributable to Players Network	$(13,957,984)	$(1,701,810)

Weighted average number of common shares outstanding - basic and fully diluted	558,393,739	428,311,253

Net loss per share - basic and fully diluted	$(0.02)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

PLAYERS NETWORK

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

											Total
	Series A		Series C				Additional				Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Interest	(Deficit)

Balance, December 31, 2015	2,000,000	$2,000	5,750,000	$5,750	351,827,400	$351,827	$26,703,900	$-	$(28,937,607)	$(214,749)	$(2,088,879)

Shares issued for cash	-	-	-	-	56,250,000	56,250	242,600	-	-	-	298,850

Shares issued for services	-	-	-	-	8,500,000	8,500	72,600	11,400	-	-	92,500

Shares issued for services, related parties	-	-	6,250,000	6,250	29,400,000	29,400	303,350	-	-	-	339,000

Shares issued for conversion of debts	-	-	-	-	78,416,839	78,417	142,769	-	-	-	221,186

Contributed capital, debt settlement payment	-	-	-	-	-	-	14,000	-	-	-	14,000

Warrants issued for debt financing	-	-	-	-	-	-	931,996	-	-	-	931,996

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	1,052,128	-	-	-	1,052,128

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	(1,701,810)	(61,998)	(1,763,808)

Balance, December 31, 2016	2,000,000	$2,000	12,000,000	$12,000	524,394,239	$524,394	$29,463,343	$11,400	$(30,639,417)	$(276,747)	$(903,027)

Shares issued for cash	-	-	-	-	7,583,333	7,583	800,417	-	-	-	808,000

Shares issued for cash, warrant exercises	-	-	-	-	4,000,000	4,000	171,000	-	-	-	175,000

Shares issued for cash related party	-	-	-	-	14,000,000	14,000	336,000	-	-	-	350,000

Shares issued for services	-	-	-	-	15,790,435	15,791	961,888	(11,400)	-	-	966,279

Shares issued for services, related parties	-	-	-	-	7,657,091	7,657	193,103	-	-	-	200,760

Options awarded for services	-	-	-	-	-	-	325,434	-	-	-	325,434

Options awarded for services, related parties	-	-	-	-	-	-	1,252,411	-	-	-	1,252,411

Shares issued for conversion of debts	-	-	-	-	7,291,571	7,292	309,832	-	-	-	317,124

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	(60,322)	-	-	-	(60,322)

Net loss for the year ended December 31, 2017	-	-	-	-	-	-	-	-	(13,957,984)	(124,899)	(14,082,883)

Balance, December 31, 2017	2,000,000	$2,000	12,000,000	$12,000	580,716,669	$580,717	$33,753,106	$-	$(44,597,401)	$(401,646)	$(10,651,224)

The accompanying notes are an integral part of these consolidated financial statements.

PLAYERS NETWORK

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(13,957,984)	$(1,701,810)
Minority interest in net loss	(124,899)	(61,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	71,920	24,084
(Gain) loss on debt extinguishment, net	62,641	(161,343)
Change in fair market value of derivative liabilities	7,594,136	231,519
Amortization of debt discounts	1,318,977	357,612
Stock issued for services	966,279	92,500
Stock issued for compensation, related party	200,760	339,000
Options issued for services	325,434	-
Options issued for services, related parties	1,252,411	-
Decrease (increase) in assets:
Deferred television costs	-	116,454
Other current assets	1,970	(84,525)
Inventory	(255,486)	-
Increase (decrease) in liabilities:
Checks drawn in excess of available funds	-	(2,154)
Accounts payable	404,004	(45,546)
Accrued expenses	162,244	96,972
Deferred revenue	-	(135,000)
Deferred rent obligations	13,153	13,508
Settlements payable	(30,000)	(203,810)
Net cash used in operating activities	(1,994,440)	(1,124,537)

Cash flows from investing activities
Purchase of fixed assets and construction in progress	(608,839)	(251,304)
Net cash used in investing activities	(608,839)	(251,304)

Cash flows from financing activities
Proceeds from convertible debentures	986,000	265,000
Repayment of convertible debentures	-	(80,890)
Proceeds from short term debt	215,000	1,088,000
Repayment of short term debt	(10,000)	(50,000)
Proceeds from sale of common stock	1,333,000	298,850
Net cash provided by financing activities	2,524,000	1,520,960

Net increase (decrease) in cash	(79,279)	145,119
Cash - beginning	145,119	-
Cash - ending	$65,840	$145,119

Supplemental disclosures:
Interest paid	$200	$328
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Contributed capital, debt settlement payment	$-	$14,000
Convertible debts settled with cash repayment agreements	$-	$320,000
Value of debt discounts	$1,004,335	$257,379
Value of shares issued for conversion of debt	$317,124	$221,186
Value of warrants issued with short term debt	$518,423	$939,396
Value of derivative adjustment due to debt conversions	$60,322	$1,052,128
Value of shares issued for injunction	$528,073	-
Advance exchanged for promissory note	$-	$25,000

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

Cash and Cash Equivalents

PNTV maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2017 and 2016.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from video production services on a project basis and subscriptions for video content. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. We had no debts expense during the years ended December 31, 2017 and 2016, respectively.

Cost Method of Accounting for Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded. Our investments which are accounted for on the cost method of accounting have been completely impaired previously, and no impairment expense was recognized during the years ended December 31, 2017 or 2016.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company did not recognize any impairment losses on the disposal of fixed assets during the years ended December 31, 2017 and 2016.

Construction in Progress

The Company is constructing a grow house in its leased facility, which became operational during the first quarter of 2018, at which time depreciation commenced. The Company incurred and capitalized within Construction in Progress a total of $408,812 and $239,220, respectively. The estimated cost to be incurred to complete construction of the grow house is approximately $1.7 million. The construction will be completed in phases and the portion of the $1.7 million incurred after the facility is initially operational will be capitalized separately as separate leasehold improvements, while the costs incurred to get the facility operational will begin to be depreciated upon commencement of operations.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $111,416 and $11,571 for the years ended December 31, 2017 and 2016, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2017 and 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $2,744,884 and $431,500 for the years ended December 31, 2017 and 2016, respectively.

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

No other new accounting pronouncements, issued or effective during the year ended December 31, 2017, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($44,597,401), and as of December 31, 2017, the Company’s current liabilities exceeded its current assets by $11,456,491 and its total liabilities exceeded its total assets by $10,651,224. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party

Officers

On December 11, 2017, the Company issued 100,000 shares of common stock to its CFO as a bonus for services performed. The total fair value of the common stock was $9,500 based on the closing price of the Company’s common stock on the date of grant.

On October 1, 2017, pursuant to the CFO’s employment agreement, Mr. Lawrence earned $12,960 of compensation that was paid with the issuance of 157,091 shares of common stock based on the closing stock price.

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

Officer compensation expense was $650,786 and $175,673 at December 31, 2017 and 2016, respectively. The balance owed was $113,393 and $31,343 at December 31, 2017 and 2016, respectively.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2017 and 2016, respectively:

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$65,840	$-	$-
Total assets	65,840	-	-
Liabilities
Convertible debentures, net of discounts of $790,621	-	-	374,679
Short term debt, net of discounts of $432,190	-	775,810	-
Derivative liability	-	-	4,016,985
Total liabilities	-	775,810	4,391,664
	$65,840	$(775,810)	$(4,391,664)

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$145,119	$-	$-
Total assets	145,119	-	-
Liabilities
Convertible debentures, net of discounts of $241,634	-	-	58,366
Short term debt, net of discounts of $60	-	142,940	-
Long term debt, net of discounts of $885,271	-	-	39,729
Derivative liability	-	-	482,674
Total liabilities	-	142,940	580,769
	$145,119	$(142,940)	$(580,769)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2017 and 2016.

Level 2 liabilities consisted of a total of $1,208,000 and $143,000 of short term, unsecured, promissory notes, net of discounts of $432,190 and $60 as of December 31, 2017 and 2016, respectively, along with $925,000 of long term debt, net of discounts of $885,271 as of December 31, 2016. No fair value adjustment was necessary years ended December 31, 2017 and 2016.

Level 3 liabilities consist of a total of $1,165,300 and $300,000 of convertible debentures, net of discounts of $790,621 and $241,634 as of December 31, 2017 and 2016, respectively, in addition to the related derivative liabilities of $4,016,985 and $482,674 at December 31, 2017 and 2016, respectively.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Other Current Assets

Other current assets included the following as of December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Security deposits	$52,100	$50,000
Prepaid expenses	31,080	35,150
	$83,180	$85,150

Note 7 – Inventory

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2017	December 31, 2016
Raw materials	$76,677	$-
Finished goods	178,809	-
	$255,486	$-

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 8 – Fixed Assets and Construction in Progress

Fixed assets consist of the following at December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Office equipment	$102,037	$60,968
Website development costs	99,880	99,880
Furniture and fixtures	27,066	2,730
Leasehold improvements	373,842	-
Total	602,825	163,578
Less accumulated depreciation	(206,370)	(134,450)
Fixed assets, net	$396,455	$29,128

Construction in progress is stated at cost, which includes the cost of construction and other indirect costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress was $408,812 and $239,220 at December 31, 2017 and 2016, respectively.

Depreciation and amortization expense totaled $71,920 and $24,084 for the years ended December 31, 2017 and 2016, respectively.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Accrued Expenses

Accrued expenses included the following as of December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Accrued payroll, officers	$113,393	$31,343
Accrued payroll and payroll taxes	135,234	135,234
Accrued interest	117,411	21,841
Advances	82,500	105,000
	$448,538	$293,418

Note 10 – Settlements Payable

Settlements payable consisted of $-0- and $70,000 owed to WHC Capital, LLC as of December 31, 2017 and 2016, respectively.

On September 22, 2016, the Company entered into a payoff agreement to pay WHC Capital, LLC a total of $100,000 in five installments ranging between $15,000 and $25,000 payable from October 21, 2016 through February 21, 2017 in satisfaction of a total of $114,002 of principal and unpaid interest on two convertible notes originally entered into with WHC on August 24, 2015 and August 19, 2014. As of December 31, 2017, the Company had repaid the settlement, as specified in the agreement.

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

Note 11 – Convertible Debentures

Convertible debentures consist of the following at December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016

On December 15, 2017, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note that carries a 10% interest rate with a face value of $122,400 (“Third Group Ten Note”), which matures on December 15, 2018. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance costs of $2,400 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 30 million shares of common stock for potential conversions.	$122,400	$-

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 8, 2017, the Company amended the two notes with Black Mountain Equities, Inc. (“First Black Mountain Note”) and Gemini Master Fund, Ltd. (“First Gemini Note”). The amended notes extended the maturity dates to December 9, 2017, increased the principal amount owed by $8,250 each, and established conversion features. The principal and interest became convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the lowest volume weighted average price (“VWAP”) over the fifteen (15) trading days preceding the conversion date, as limited to $40,000 of conversion during any 10 day trading period. The notes were originally entered into on May 8, 2017, pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $165,000, and (ii) a Warrant exercisable until May 31, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matures on November 8, 2017, bears interest at a rate of 10% per annum payable at maturity, and is subject to acceleration in the event the Company becomes delinquent in its reporting obligation with the Securities and Exchange Commission and upon other customary events of default set forth in the Notes. The Warrants can be exercised on a cashless basis by the Investors, and the Company can require the Investors to exercise the Warrants on a cashless basis at any time following the six-month anniversary of the issuance date, provided that at such time (i) the volume weighted average price of the common stock has been greater than $0.25 for a period of thirty (30) consecutive trading days, and (ii) trading in the common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which the Common Stock is trading). On December 11, 2017, each noteholder converted $40,000 of principal in exchange for the issuance of 757,576 shares each. The note is currently in default.

	266,500	-

On November 8, 2017, the Company issued a $200,000 promissory note (“Second Group Ten Note”) in exchange for the debt acquired from Rxmm, as note below. The new note matures on November 8, 2018. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the ten (10) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 50 million shares of common stock for potential conversions. On December 6, 2017, the noteholder converted $50,000 of principal in exchange for the issuance of 908,760 shares.	150,000	-

On November 7, 2017, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note with a face value of $122,400 (“First Group Ten Note”), which matures on November 7, 2018. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance costs of $2,400 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 50 million shares of common stock for potential conversions.	122,400	-

On November 8, 2017, provisions within two notes with Black Mountain Equities, Inc. (“Second Black Mountain Note”) and Gemini Master Fund, Ltd. (“Second Gemini Note”) established conversion features. The principal and interest became convertible into shares of common stock at the discretion of the note holder at a price equal to seventy five percent (75%) of the lowest traded price during the fifteen (15) trading days preceding the conversion date. The notes were originally entered into on September 14, 2017, the Company entered into a Securities Purchase Agreement with Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (the “Investors”), pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $158,000, and (ii) a Warrant exercisable until May 31, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matures on March 14, 2018, bears interest at a rate of 10% per annum payable at maturity, and is subject to acceleration in the event the Company becomes delinquent in its reporting obligation with the Securities and Exchange Commission and upon other customary events of default set forth in the Notes. The Warrants can be exercised on a cashless basis by the Investors, and the Company can require the Investors to exercise the Warrants on a cashless basis at any time following the six-month anniversary of the issuance date, provided that at such time (i) the volume weighted average price of the common stock has been greater than $0.25 for a period of thirty (30) consecutive trading days, and (ii) trading in the common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which the Common Stock is trading).	316,000	-

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 27, 2017, the Company received net proceeds of $73,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $76,500 (“First Fourth Man Note”), which matures on October 27, 2018. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy five percent (75%) of the lowest traded price of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance costs of $3,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.		76,500	-

On October 27, 2017, the Company received net proceeds of $73,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $76,500 (“First Emunah Note”), which matures on October 27, 2018. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy five percent (75%) of the lowest traded price of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance costs of $3,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.		76,500	-

On August 15, 2016, the Company entered into a definitive funding agreement with RxMM Health Limited (“RxMM”) in which a convertible note was issued for a total gross investment of $2,500,000. In consideration of such investment, RxMM would have received 50,000,000 callable warrants as a fee per the milestone schedule below, and would have been entitled to 20% of all adjusted gross revenue and 20% of the gross income generated by the Company through any of its medical marijuana holdings or its media platform, of which would have reduced the principal until this debenture was either paid back or converted into equity.
Debenture Funding Milestone	Warrants and Exercise Price Details
$400,000	10 million shares exercisable at $0.05 per share over 2 years
$400,001 - $800,000	15 million shares exercisable at $0.06 per share over 2 years
$800,001 - $1,600,000	15 million shares exercisable at $0.07 per share over 2 years
$1,600,001 - $2,500,000	10 million shares exercisable at $0.08 per share over 2 years

The warrants were callable if the stock averaged 200% of the warrant strike price for any thirty (30) day trading period. The convertible debenture, bearing interest at 5% per annum, would have mature 24 months after the full investment was realized, and was convertible into common stock at a 25% discount to the preceding 30 day average closing stock price. The Company was required at all times to have authorized and reserved the number of shares that was actually issuable upon full conversion of the note. The Company had received the following payments on the funding agreement:

$ 25,000 – August 19, 2016

$ 175,000 – August 15, 2016

The $200,000 of debt was sold and assigned to Group 10 on November 8, 2017, at which time the note was exchanged for a new note (Second Group 10 Note).

		-	200,000

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 28, 2016, the Company received proceeds of $35,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) (“First EJR Note”), which matures on July 28, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date (the “Variable Conversion Price”). The Company is required at all times to have authorized and reserved the number of shares that is actually issuable upon full conversion of the note. On December 12, 2017, the noteholder converted $38,849, consisting of $35,000 of principal and $3,849 of interest, in exchange for the issuance of 567,968 shares.	-	35,000

On June 24, 2016, the Company received proceeds of $30,000 in exchange for an unsecured convertible promissory note, bearing interest at eight percent (8%) (“First SH Note”), which matures on June 24, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy eight percent (78%) of the average of the closing traded prices during the ten (10) trading days prior to the conversion request date (the “Variable Conversion Price”). In the event of default, the outstanding principal, unpaid interest and liquidated damages and fees immediately prior to the occurrence of the event of default shall become immediately due and payable in cash, at the Lender’s election, at a premium default rate determined by dividing the outstanding amount by the Variable Conversion Price on the date of default. The Company was required at all times to have authorized and reserved the number of shares that is actually issuable upon full conversion of the note. On June 16, 2017, the noteholder converted $32,350, consisting of $30,000 of principal and $2,350 of interest, in exchange for the issuance of 392,155 shares.	-	30,000

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matured on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	35,000	35,000

Total convertible debentures	1,165,300	300,000
Less: unamortized debt discounts	(790,621)	(241,634)
Convertible debentures	$374,679	$58,366

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $1,004,335 and $257,379 for the variable conversion features of the convertible debts incurred during the years ended December 31, 2017 and 2016, respectively. The discounts, including Original Issue Discounts of $57,800 and $-0- during the years ended December 31, 2017 and 2016, respectively, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $437,439 and $357,612 of interest expense pursuant to the amortization of the note discounts during the years ended December 31, 2017 and 2016, respectively.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $25,794 and $31,330 for the years ended December 31, 2017 and 2016, respectively related to convertible debts.

Note 12 – Short Term Debt

Short term debt consists of the following at December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016

On December 28, 2017, the Company received net proceeds of $80,000 in exchange for an unsecured convertible promissory note that carries a 5% interest rate with a face value of $90,000 (“First RDP Note”), which matured on February 26, 2018. The Company is required to have fully paid all principal and accrued interest due and owing to SK L-58, LLC, the certain Promissory Note dated September 19, 2017 in the principal amount of $50,000, as shown below. The note carries an eighteen percent (18%) interest rate in the event of default. The Company paid total debt issuance cost of $10,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. In addition, the Note Holder was awarded 10,000,000 warrants, exercisable at $0.03 per share over a period of four months, commencing on August 11, 2019. The warrants are cancellable in exchange for $1 if this note and the SK L-58, LLC note dated September 19, 2017 are repaid in full. This note is currently in default.	$90,000	$-

On September 19, 2017, the Company issued a $50,000 unsecured promissory note to SK L-58, LLC bearing interest at a rate of 5% per annum, with a maturity date of November 3, 2017. Upon an event of default, the Company is required to issue to lender warrants to acquire one million shares at an exercise price of $0.05 per share every 30 days the note is unpaid. Each warrant issued as a result of an Event of Default will become and remain exercisable for the four (4) complete calendar month period beginning on the first day of the thirty second (32nd) month following an Event of Default. This note is currently in default.	50,000	-

On April 25, 2017, the Company issued an unsecured promissory note to an individual at par for proceeds of $10,000, bearing interest at a rate of 24% per annum, with a maturity date of May 31, 2017. A total of $10,200, consisting of $10,000 of principal and $200 was repaid on May 8, 2017.	-	-

On April 21, 2017, the Company entered issued a $25,000 unsecured promissory note to SK L-43, LLC bearing interest at a rate of 5% per annum, with a maturity date of July 20, 2017. In accordance with the default provisions, the principal balance of the note and unpaid interest were converted into common stock at $0.04 per share, along with an equal number of warrants, exercisable at $0.08 per share with a call feature entitling the Company to require exercise if the average stock price over the 30 preceding trading days following the six month anniversary of the warrant date exceeds $0.16 per share. On July 1, 2017 the Note was assigned by the holder to SK L-54, LLC, SK L-55, LLC and SK L-56, LLC. On July 20, 2017, the note went into default and the note holders received an aggregate of 632,706 shares in satisfaction of the $25,000 of principal and $308 of interest. The shares were so issued on October 2, 2017.	-	-

On April 5, 2017, the Company issued a $50,000 unsecured promissory note to SK L-43, LLC bearing interest at a rate of 5% per annum, with a maturity date of July 5, 2017. In accordance with the default provisions, the principal balance of the note and unpaid interest were converted into common stock at $0.04 per share, along with an equal number of warrants, exercisable at $0.08 per share with a call feature entitling the borrower to require exercise if the average stock price over the 30 preceding trading days following the six month anniversary of the warrant date exceeds $0.16 per share. On July 5, 2017, the note went into default and the note holder received 1,265,411 shares in satisfaction of the $50,000 of principal and $616 of interest. The shares were so issued on October 2, 2017.	-	-

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Each warrant vested four months following its date of issuance and is exercisable for a period of two years thereafter.

	925,000	925,000

On various dates between January 11, 2016 and April 20, 2016, the Company received aggregate refundable advances of $143,000 as the Company and an investor developed terms to a potential partnership agreement with GLFH. On June 1, 2016, the Company issued a promissory note in exchange for those deposits. The unsecured promissory note bears interest at 4% per annum (“First ZG Note”), which matured on January 3, 2017, and awarded the lender options to acquire up to 5,000,000 shares of common stock, exercisable at $0.01 per share over a four (4) week period from the origination date, which expired on July 1, 2016, in addition to options to acquire up to another 3,000,000 shares of common stock, exercisable at $0.08 per share over a twenty four (24) month period from the origination date. The aggregate fair value of the options is $6,996 and is being amortized over the earlier of the life of the loan, or the life of the options, as a debt discount. The note is in default and carries a default rate of 10% and remains outstanding.

	143,000	143,000

Total notes payable	1,208,000	1,068,000
Less: unamortized debt discounts	(432,190)	(885,331)
	775,810	182,669
Less: current maturities	(775,810)	(142,940)
Long term debt	$-	$39,729

The Company recorded $463,141 and $14,336 of interest expense pursuant to the amortization of the note discounts during the years ended December 31, 2017 and 2016, respectively.

The Company recorded interest expense pursuant to the stated interest rate on the above promissory notes in the amount of $77,100 and $12,131 during the years ended December 31, 2017 and 2016, respectively.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents components of interest expense, net, by instrument type at December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Interest on convertible debentures	$25,794	$31,330
Amortization of debt discounts	1,318,977	357,612
Loss on debt conversions	-	4,272
Interest on short and long term debt	77,100	12,131
Accounts payable related finance charges	2,699	4,303
Interest income	(27)	-
	$1,424,543	$409,648

Note 13 – Derivative Liabilities

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $9,530,296 and $482,674 at December 31, 2017 and 2016, respectively. The change in fair value of the derivative liabilities resulted in a loss of $7,594,136 and $231,519 for the years ended December 31, 2017 and 2016, respectively, which has been reported as other expense in the statements of operations. The loss of $7,594,136 for the year ended December 31, 2017 consisted of a loss of $3,372,408 attributable the fair value of convertible notes, a loss of $4,307,449 attributable to the fair value of warrants and a net gain in market value of $85,721 on the convertible notes. The loss of $231,519 for the year ended December 31, 2016 consisted of a loss of $4,417 due to the value in excess of the face value of the convertible notes, a loss of $17,604 attributable to the fair value of warrants and a net loss in market value of $209,498 on the convertible notes.

The following presents the derivative liability value by instrument type at December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Convertible debentures	$1,033,644	$462,489
Common stock warrants	8,496,652	20,185
	$9,530,296	$482,674

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in the fair market value of the derivative liability during the years ended December 31, 2017 and 2016, respectively:

Derivative
Liability
Total
Balance, December 31, 2015	$1,038,504
Increase in derivative value due to issuances of convertible promissory notes	261,796
Increase in derivative value attributable to issuance of warrants	7,400
Change in fair market value of derivative liabilities due to the mark to market adjustment	227,102
Debt conversions	(1,052,128)
Balance, December 31, 2016	$482,674
Increase in derivative value attributable to issuance of convertible notes	956,320
Increase in derivative value attributable to issuance of warrants	4,321,045
Change in fair market value of derivative liabilities due to the mark to market adjustment	4,221,728
Debt conversions and redemptions	(451,471)
Balance, December 31, 2017	$9,530,296

Key inputs and assumptions used to value the convertible debentures and warrants issued during the years ended December 31, 2017 and 2016:

●	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.

●	The warrant exercise prices ranged from $0.03 to $0.24, exercisable over 2 to 10 year periods from the grant date.

●	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.

●	The monthly trading volume would average below $8,018,283 in the period and would increase at 1% per month.

●	The holder would automatically convert the notes at maturity at the greater of 2 times the conversion price or stock price if the registration was effective and the Company was not in default.

●	An event of default for the convertible note would occur 0% of the time, increasing to 1% per month to a maximum of 5%.

●	Alternative financing for the convertible note would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 50%.

●	The computed volatility was projected based on historical volatility.

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

Common Stock Authorized

The Company has authorized 1,200,000,000 shares of common stock, of which 589,994,130 shares were issued and outstanding and 203,467,564 shares were reserved as of the date of this filing.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Sales (2017)

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

Exercise of Warrants (2017)

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

Common Stock Issuances for Debt Conversions (2017)

On December 12, 2017, the Company issued 567,968 shares of common stock pursuant to the conversion of $38,849, consisting of $35,000 of outstanding principal and $3,849 of unpaid interest, on the First EJR Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized, and the note has been paid off in full.

On December 11, 2017, the Company issued 757,576 shares of common stock pursuant to the conversion of $40,000 of outstanding principal on the First Gemini Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On December 11, 2017, the Company issued 757,576 shares of common stock pursuant to the conversion of $40,000 of outstanding principal on the First Black Mountain Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On December 6, 2017, the Company issued 908,760 shares of common stock pursuant to the conversion of $50,000 of outstanding principal on the Second Group 10 Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Issued for Services (2017)

On December 11, 2017, the Company issued a total of 1,500,000 shares of common stock to eleven service providers for services provided. The total fair value of the common stock was $142,500 based on the closing price of the Company’s common stock on the date of grant.

On December 11, 2017, the Company issued 100,000 shares of common stock to its CFO as a bonus for services performed. The total fair value of the common stock was $9,500 based on the closing price of the Company’s common stock on the date of grant.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 1, 2017, pursuant to the CFO’s employment agreement, Mr. Lawrence earned $12,960 of compensation that was paid with the issuance of 157,091 shares of common stock based on the closing stock price.

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

Common Stock Issued in Reserve for Legal Matters (2017)

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

Common Stock Cancellations (2017)

On November 20, 2017, the Company cancelled 750,000 shares previously issued to a service provider and reissued 250,000 shares. The shares were returned to treasury.

Contributed Capital (2016)

During May of 2016, a note holder and potential investor in Green Leaf Farms Holdings contributed $14,000 to pay an installment on a debt settlement agreement with Tangiers Investment Group.

Note 15 – Common Stock Options

Common Stock Options Granted (2017)

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2016, the Company awarded the same lender fully vested options to acquire up to 3,000,000 shares of common stock, exercisable at $0.08 per share over a twenty four (24) month period from the origination date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 227% and a call option value of $0.0022, was $6,564.

Common Stock Options Expired (2017)

On March 1, 2017, a total of 1,200,000 warrants with a strike price of $0.08 per share expired.

On January 8, 2017, a total of 1,150,000 warrants with a strike price of $0.08 per share expired.

Common Stock Options Expired (2016)

On July 1, 2016, a total of 5,000,000 options with a strike price of $0.01 per share expired.

On April 11, 2016, a total of 500,000 options amongst two option holders with a strike price of $0.05 per share expired.

The following is a summary of information about the Common Stock Options outstanding at December 31, 2017.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.04 – $0.17	25,750,000	1.51 years	$0.10	25,750,000	$0.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31, 2017	December 31, 2016

Average risk-free interest rates	1.35%	0.59%
Average expected life (in years)	2.47	1.42
Volatility	235%	227%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During 2017 and 2016, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2017 and 2016 was approximately $0.14 and $0.08 per option, respectively.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2015	10,850,000	$0.05
Options expired	(5,500,000)	(0.01)
Options granted	8,000,000	0.04

Balance, December 31, 2016	13,350,000	0.06
Options expired	(2,350,000)	(0.08)
Options granted	14,750,000	0.14

Balance, December 31, 2017	25,750,000	$0.10

Exercisable, December 31, 2017	25,750,000	$0.10

The Company expensed $1,577,845 and $-0- from the amortization of common stock options during the years ended December 31, 2017 and 2016, respectively.

Note 16 – Common Stock Warrants

Warrants Granted (2017)

On December 28, 2017, the Company received net proceeds of $80,000 in exchange for an unsecured convertible promissory note that carries a 5% interest rate with a face value of $90,000 (First RDP Note), which matured on February 26, 2018. In addition, the Note Holder was awarded 10,000,000 warrants, exercisable at $0.03 per share over a period of four months, commencing on August 11, 2019. The warrants are cancellable in exchange for $1 if this note and the SK L-58, LLC note dated September 19, 2017 are repaid in full.

On October 27, 2017, the Company entered into a Securities Purchase Agreement with Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (the “Investors”), pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $158,000, and (ii) a Series A Warrant exercisable until October 27, 2022 to purchase 1,000,000 shares of the Company’s common at a price of $0.15 per share (a “Series A Warrant”) , and (iii) a Series B Warrant exercisable until October 27, 2022 to purchase 75,000 shares of the Company’s common at a price of $0.15 per share (a “Series B Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. The Series A and B Warrants carry ratchet provisions, which ratcheted on February 7, 2018 to 3,036,437 warrants at a strike price of $0.0494 and 227,733 warrants at a strike price of $0.0494, respectively. Each Note matured on March 14, 2018, bears interest at a rate of 10% per annum payable at maturity, and is subject to acceleration in the event the Company becomes delinquent in its reporting obligation with the Securities and Exchange Commission and upon other customary events of default set forth in the Notes. The Warrants can be exercised on a cashless basis by the Investors, and the Company can require the Investors to exercise the Warrants on a cashless basis at any time following the six-month anniversary of the issuance date, provided that at such time (i) the volume weighted average price of the common stock has been greater than $0.25 for a period of thirty (30) consecutive trading days, and (ii) trading in the common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which the Common Stock is trading).

On September 21, 2017, the Company sold 200,000 units at $0.17 per unit, consisting of 200,000 shares of common stock and 200,000 warrants exercisable at $0.17 per share over the following 3 years to an individual investor for proceeds of $22,000.

On September 14, 2017, the Company entered into a Securities Purchase Agreement with Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (the “Investors”), pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $158,000, and (ii) a Warrant exercisable until September 14, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matured on December 9, 2017, bears interest at a rate of 10% per annum payable at maturity, and is subject to acceleration in the event the Company becomes delinquent in its reporting obligation with the Securities and Exchange Commission and upon other customary events of default set forth in the Notes. The Warrants can be exercised on a cashless basis by the Investors, and the Company can require the Investors to exercise the Warrants on a cashless basis at any time following the six-month anniversary of the issuance date, provided that at such time (i) the volume weighted average price of the common stock has been greater than $0.25 for a period of thirty (30) consecutive trading days, and (ii) trading in the common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which the Common Stock is trading).

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Warrants Expired (2017)

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

Common Stock Warrants Exercised (2017)

On June 23, 2017, a warrant holder exercised warrants to purchase 2,500,000 shares of common stock at $0.04 per share for proceeds of $100,000.

On June 9, 2017, a warrant holder exercised warrants to purchase 1,500,000 shares of common stock at $0.05 per share for proceeds of $75,000.

Common Stock Warrants Exercised (2016)

On August 5, 2016, the Company issued 9,000,000 shares of its common stock pursuant to the exercise of an equal number warrants in exchange for proceeds of $45,000 that were used to repay the corresponding First SCP Note.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2017.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.03 - $0.24	151,284,792	1.9 years	$0.03	151,284,792	$0.03

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31, 2017	December 31, 2016

Average risk-free interest rates	1.37%	1.13
Average expected life (in years)	2.58	2.40
Volatility	221%	238

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During 2017 and 2016, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2017 and 2016 was approximately $0.085 and $0.05 per warrant, respectively.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2015	13,400,000	$0.050
Warrants expired	(3,200,000)	(0.065)
Warrants granted	101,500,002	0.046
Warrants exercised	(9,000,000)	(0.005)

Balance, December 31, 2016	102,700,002	0.050
Warrants expired	(200,000)	(0.180)
Warrants granted	52,784,790	0.085
Warrants exercised	(4,000,000)	(0.040)

Balance, December 31, 2017	151,284,792	$0.030

Exercisable, December 31, 2017	151,284,792	$0.030

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Gain (Loss) on Debt Extinguishment

The Company recognized a loss of $62,641 and a gain of $165,615 during the years ended December 31, 2017 and 2016, respectively, as presented in other income within the Statements of Operations.

Debt Extinguishments (2017)

On November 8, 2017, $200,000 of outstanding debts owed to Rxmm Health Pty Ltd. were purchased and assigned by Group 10 Holdings. Subsequent to the assignment, the notes were exchanged for a $200,000 convertible note, convertible at 70% of the average of the two lowest closing traded prices during the ten (10) trading days prior to the conversion request date, resulting in a gain on extinguishment of $62,641 due to the net change in derivative liability.

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

The Company and one of our lenders entered into a settlement agreement whereby an outstanding $35,000 promissory note was satisfied with the successful payment of $32,500, consisting of four equal payments of $8,125, which were delivered on June 27, 2014, August 26, 2014, November 17, 2014 and February 2, 2015, resulting in a $6,482 gain on settlement, consisting of $2,500 of principal and $3,982 of accrued interest, as presented in other income at December 31, 2016.

Note 18 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2017 and 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2017, the Company had approximately $26,654,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$9,328,900	$7,763,000

Net deferred tax assets before valuation allowance	$9,328,900	$7,763,000
Less: Valuation allowance	(9,328,900)	(7,763,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2017 and 2016, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,
	2017	2016

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 18 – Non-Controlling Interest

Non-controlling interest represents a minority interest in GLFH of 15.6% held by ten individuals. The net loss attributable to the non-controlling interest totaled $124,899 and $61,998 during the years ended December 30, 2017 and 2016, respectively. The net loss attributable to the parent was and $730,575 and $335,426 during the years ended December 31, 2017 and 2016, respectively.

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

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments required under operating leases according to our fiscal year-end are as follows:

Year Ending
December 31,	Amount
2018	$337,693
2019	347,824
2020	358,258
2021	107,526
Thereafter	-
$1,151,301

Rent expense was $379,305 and $278,589 for the years ended December 31, 2017 and 2016, respectively.

Note 20 – Legal Proceedings

Michael Pratter

On November 3, 2016, Michael S. Pratter commenced an action in the Eighth Judicial District Court, Clark County, Nevada, against Players Network, Green Leaf Farms Holdings, and our Chief Executive Officer. In his complaint, Pratter asserts several causes of action, including for breach of contract and fraud, relating to his claim that he provided consulting services to us for which he was not fully paid. We are defending ourselves vigorously in this matter and believe that Pratter’s claims are without merit, and that in fact we over-paid Pratter. In November 2017 we filed a Counterclaim against Mr. Pratter in this proceeding in which we asserted ten causes of action, which relate in part to Mr. Pratter’s representations that he would provide us with legal services when in fact he was not licensed to practice law in the State of Nevada and had been disbarred by the California State Bar. Among other relief, our Counterclaim seeks disgorgement of all amounts paid to Mr. Pratter during his engagement by us, including the return of 1.5 million shares of our Common Stock we had issued to him. Previously, in August 2017, following our motion and our posting of treasury shares with the Clerk of the Court as security, the Court approved our application for a temporary restraining order and preliminary injunction under which Mr. Pratter is prohibited from transferring the 1.5 million shares of Common Stock we had issued to him, until further order of the Court.

LG Capital Funding

We are a defendant in case pending in the Supreme Court of the State of New York, Kings County, that was commenced by LG Capital Funding LLC, in February 2015, in which LG Capital asserts that we are in default of our obligations to honor its conversion rights under a $35,000 promissory note, due to a typographical error in the note. LG Capital seeks declaratory relief as to conversion formula under the promissory note and monetary damages in the amount of principal and accrued interest under the promissory note. This case is currently in the preliminary discovery stages. We believe LG Funding’s claims are without merit.

Note 21 – Subsequent Events

Common Stock Sales

On March 12, 2018, the Company sold 333,333 units at $0.15 per unit, consisting of 333,333 shares of common stock and 666,700 warrants exercisable at $0.15 per share over the following 3 years to an individual investor for proceeds of $50,000. The shares have not yet been issued.

Exercise of Warrants

On March 28, 2018, a warrant holder exercised warrants to purchase 3,000,000 shares of common stock at $0.04 per share for proceeds of $120,000. The shares have not yet been issued.

Common Stock Awarded for Services

On April 1, 2018, pursuant to the CFO’s employment agreement, Mr. Lawrence earned $12,960 of compensation to be paid with the issuance of 129,960 shares of common stock based on the closing stock price. The shares have not yet been issued.

On March 12, 2018, the Company issued a total of 350,000 shares of common stock to a consultant for services provided. The total fair value of the common stock was $25,550 based on the closing price of the Company’s common stock on the date of grant. The shares have not yet been issued.

On January 1, 2018, pursuant to the CFO’s employment agreement, Mr. Lawrence earned $12,960 of compensation to be paid with the issuance of 100,077 shares of common stock based on the closing stock price. The shares have not yet been issued.

Common Stock Issuances for Debt Conversions

On March 22, 2018, the Company issued 1,116,584 shares of common stock pursuant to the conversion of $52,479, consisting of $50,000 of outstanding principal and $2,479 of unpaid interest, on the Second Gemini Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 14, 2018, the Company issued 851,064 shares of common stock pursuant to the conversion of $40,000 of outstanding principal on the First Gemini Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 14, 2018, the Company issued 529,246 shares of common stock pursuant to the conversion of $24,875, consisting of $13,250 of outstanding principal and $11,625 of unpaid interest, on the First Black Mountain Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized, and the note has been paid off in full.

PLAYERS NETWORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 20, 2018, the Company issued 801,603 shares of common stock pursuant to the conversion of $40,000 of outstanding principal on the First Gemini Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 7, 2018, the Company issued 809,716 shares of common stock pursuant to the conversion of $40,000 of outstanding principal on the First Black Mountain Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 5, 2018, the Company issued 1,009,489 shares of common stock pursuant to the conversion of $50,000 of outstanding principal on the Second Group 10 Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 22, 2018, the Company issued 806,452 shares of common stock pursuant to the conversion of $40,000 of outstanding principal on the First Gemini Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 22, 2018, the Company issued 806,452 shares of common stock pursuant to the conversion of $40,000 of outstanding principal on the First Black Mountain Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 16, 2018, the Company issued 955,474 shares of common stock pursuant to the conversion of $50,000 of outstanding principal on the Second Group 10 Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 8, 2018, the Company issued 806,452 shares of common stock pursuant to the conversion of $40,000 of outstanding principal on the First Black Mountain Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 2, 2018, the Company issued 784,929 shares of common stock pursuant to the conversion of $50,000 of outstanding principal on the Second Group 10 Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Options Expired

On February 20, 2018, a total of 8,000,000 options with a strike price of $0.04 per share expired.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYERS NETWORK

	By:	/s/ Mark Bradley
Mark Bradley,
Date: April 17, 2018		Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of PLAYERS NETWORK, whose signature appears below hereby constitutes and appoints Mark Bradley, such person’s true and lawful attorney-in-fact and agent with full power of substitution and re-substitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2017 (the “Annual Report”) of PLAYERS NETWORK and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Bradley	Director & Chief Executive Officer	April 17, 2018
Mark Bradley	(Principal Executive Officer)

/s/ Geoffrey Lawrence	Chief Financial Officer	April 17, 2018
Geoffrey Lawrence	(Principal Financial Officer)

/s/ Michael Berk	Director	April 17, 2018
Michael Berk

/s/ Brett Pojunis	Director	April 17, 2018
Brett Pojunis

42