Form 10-Q
period 2018-03-31
PLAYERS NETWORK
filed 2018-05-21
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2018.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to _________.

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock on May 18, 2018 was 594,334,619.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended March 31, 2018

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets:
Cash	$65,142	$65,840
Other current assets	79,335	83,180
Inventory	64,630	255,486
Total current assets	209,107	404,506

Fixed assets, net	398,133	396,455
Construction in progress	492,870	408,812

Total Assets	$1,100,110	$1,209,773

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$812,359	$702,865
Accrued expenses	472,413	448,538
Deferred rent obligations	31,294	28,809
Convertible debentures, net of discounts of $551,891 and $790,621 at March 31, 2018 and December 31, 2017, respectively	404,959	374,679
Short term debt, net of discounts of $308,107 and $432,190 at March 31, 2018 and December 31, 2017, respectively	913,893	775,810
Derivative liabilities	3,672,320	9,530,296
Total current liabilities	6,307,238	11,860,997

Total Liabilities	6,307,238	11,860,997

Stockholders’ (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series C convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 12,000,000 shares issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 589,994,130 and 580,716,669 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	589,994	580,717
Additional paid-in capital	34,571,942	33,753,106
Subscriptions payable, consisting of 3,783,410 and -0- shares at March 31, 2018 and December 31, 2017, respectively	208,510	-
Accumulated (deficit)	(40,150,925)	(44,597,401)
	(4,766,479)	(10,249,578)
Noncontrolling Interest	(440,649)	(401,646)
Total Stockholders’ (Deficit)	(5,207,128)	(10,651,224)

Total Liabilities and Stockholders’ (Deficit)	$1,100,110	$1,209,773

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Revenue:	$191,862	$91
Cost of goods sold	205,176	-
Gross profit (loss)	(13,314)	91

Expenses:
Direct operating costs	111,563	21,202
General and administrative	484,395	418,436
Officer salaries	68,950	78,350
Depreciation and amortization	30,550	2,774
Total operating expenses	695,458	520,762

Operating loss	(708,772)	(520,671)

Other income (expense):
Other income	57	-
Gain (loss) on debt extinguishment, net	13,771	-
Interest expense, net	(599,385)	(148,535)
Change in derivative liabilities	5,701,802	(99,855)
Total other income (expense)	5,116,245	(248,390)

Net income (loss)	$4,407,473	$(769,061)
Less: Net loss attributable to the noncontrolling interest	39,003	27,463
Net income (loss) attributable to Players Network	$4,446,476	$(741,598)

Weighted average number of common shares outstanding – basic	586,016,447	541,027,572
Weighted average number of common shares outstanding - fully diluted	611,124,493	541,027,572

Net loss per share - basic	$0.01	$(0.00)
Net loss per share - fully diluted	$0.01	$(0.00)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$4,446,476	$(741,598)
Minority interest in net loss	(39,003)	(27,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	30,550	2,774
(Gain) loss on debt extinguishment, net	(13,771)	-
Change in fair market value of derivative liabilities	(5,701,802)	99,855
Amortization of debt discounts	562,198	130,038
Stock issued for services	25,550	17,300
Stock issued for compensation, related party	12,960	121,100
Decrease (increase) in assets:
Other current assets	3,845	7,311
Inventory	190,856	-
Increase (decrease) in liabilities:
Accounts payable	109,494	7,405
Accrued expenses	51,750	26,808
Deferred rent obligations	2,485	4,896
Settlements payable	-	(30,000)
Net cash used in operating activities	(318,412)	(381,574)

Cash flows from investing activities
Purchase of fixed assets and construction in progress	(116,286)	(102,219)
Net cash used in investing activities	(116,286)	(102,219)

Cash flows from financing activities
Proceeds from convertible debentures	240,000	-
Proceeds from short term debt	27,000	-
Repayment of short term debt	(3,000)	-
Proceeds from sale of common stock	170,000	350,000
Net cash provided by financing activities	434,000	350,000

Net increase (decrease) in cash	(698)	(133,793)
Cash - beginning	65,840	145,119
Cash - ending	$65,142	$11,326

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of debt discounts	$204,585	$-
Value of shares issued for conversion of debt	$467,354	$-
Value of warrants issued with short term debt	$-	$40,070
Value of derivative adjustment due to debt conversions	$360,759	$-

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC. The Company follows the same accounting policies in the preparation of interim reports.

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

Construction in Progress

The Company is constructing a grow house in its leased facility, which became operational during the second quarter of 2017 upon completion of the first phase of improvements, at which time depreciation commenced. On May 31, 2017, the Company placed in service $373,842 of leasehold improvements incurred during the first phase of construction. Phase 2 commenced in July and will be capitalized on the balance sheet under Construction in Progress. The total estimated cost to complete construction of the facility is approximately $1.7 million, and an additional $492,870 of construction costs have been capitalized as of March 31, 2018.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2018 and 2017, or the twelve months ended December 31, 2017.

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

Basic and Diluted Loss Per Share

Basic earnings per share (“EPS”) are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants and restricted stock. The number of potential common shares outstanding relating to stock options, warrants and restricted stock is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2018 and 2017 are as follows:

	For the Three Months Ended
	March 31,
	2018	2017
Weighted average common shares outstanding – basic	586,016,447	541,027,572
Plus: Potentially dilutive common shares:
Stock options and warrants	25,108,046	-
Weighted average common shares outstanding – diluted	611,124,493	541,027,572

For the three months ended March 31, 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 125,868,158 and 127,700,002 as of March 31, 2018 and 2017, respectively.

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

No other new accounting pronouncements, issued or effective during the three months ended March 31, 2018, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($40,150,925), and as of March 31, 2018, the Company’s current liabilities exceeded its current assets by $6,098,131. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2018 and December 31, 2017, respectively:

	Fair Value Measurements at March 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$65,142	$-	$-
Total assets	65,142	-	-
Liabilities
Convertible debentures, net of discounts of $551,891	-	-	404,959
Short term debt, net of discounts of $308,107	-	913,893	-
Derivative liability	-	-	3,672,320
Total liabilities	-	913,893	4,077,279
	$65,142	$(913,893)	$(4,077,279)

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$65,840	$-	$-
Total assets	65,840	-	-
Liabilities
Convertible debentures, net of discounts of $790,621	-	-	374,679
Short term debt, net of discounts of $432,190	-	775,810	-
Derivative liability	-	-	4,016,985
Total liabilities	-	775,810	4,391,664
	$65,840	$(775,810)	$(4,391,664)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2018 and the year ended December 31, 2017.

Level 2 liabilities consisted of a total of $1,222,000 and $1,208,000 of short term, unsecured, promissory notes, net of discounts of $308,107 and $432,190 as of March 31, 2018 and December 31, 2017, respectively. No fair value adjustment was necessary during the three months ended March 31, 2018 and the year ended December 31, 2017.

Level 3 liabilities consist of a total of $956,850 and $1,165,300 of convertible debentures, net of discounts of $551,891 and $790,621 as of March 31, 2018 and December 31, 2017, respectively, in addition to the related derivative liabilities of $3,672,320 and $4,016,985 at March 31, 2018 and December 31, 2017, respectively.

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

Note 6 – Other Current Assets

Other current assets included the following as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
Security deposits	$52,100	$52,100
Prepaid expenses	27,235	31,080
	$79,335	$83,180

Note 7 – Inventory

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following at March 31, 2018:

	March 31, 2018	December 31, 2017
Raw materials	$-	$76,677
Finished goods	64,630	178,809
	$64,630	$255,486

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 8 – Fixed Assets and Construction in Progress

Fixed assets consist of the following at March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
Office equipment	$134,265	$102,037
Website development costs	99,880	99,880
Furniture and fixtures	27,066	27,066
Leasehold improvements	373,842	373,842
Total	635,053	602,825
Less accumulated depreciation	(236,920)	(206,370)
Fixed assets, net	$398,133	$396,455

Construction in progress is stated at cost, which includes the cost of construction and other indirect costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress was $492,870 and $408,812 at March 31, 2018 and December 31, 2017, respectively.

Depreciation and amortization expense totaled $30,550 and $2,774 for the three months ended March 31, 2018 and 2017, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Accrued Expenses

As of March 31, 2018 and December 31, 2017 accrued expenses included the following:

	March 31, 2018	December 31, 2017
Accrued Payroll, Officers	$128,224	$113,393
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	126,455	117,411
Refundable Advances	82,500	82,500
	$472,413	$448,538

Note 10 – Convertible Debentures

Convertible debentures consist of the following at March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017

On February 13, 2018, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note that carries a 10% interest rate with a face value of $122,400 (“Fifth Group Ten Note”), which matures on February 13, 2019. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance costs of $2,400 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 30 million shares of common stock for potential conversions.	$122,400	$-

On January 16, 2018, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note that carries a 10% interest rate with a face value of $122,400 (“Fourth Group Ten Note”), which matures on January 16, 2019. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance costs of $2,400 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 30 million shares of common stock for potential conversions.	122,400	-

On December 15, 2017, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note that carries a 10% interest rate with a face value of $122,400 (“Third Group Ten Note”), which matures on December 15, 2018. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance costs of $2,400 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 30 million shares of common stock for potential conversions.	122,400	122,400

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On November 8, 2017, the Company amended the two notes with Black Mountain Equities, Inc. (“First Black Mountain Note”) and Gemini Master Fund, Ltd. (“First Gemini Note”). The amended notes extended the maturity dates to December 9, 2017, increased the principal amount owed by $8,250 each, and established conversion features. The principal and interest became convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the lowest volume weighted average price (“VWAP”) over the fifteen (15) trading days preceding the conversion date, as limited to $40,000 of conversion during any 10 day trading period. The notes were originally entered into on May 8, 2017, pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $165,000, and (ii) a Warrant exercisable until May 31, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matures on November 8, 2017, bears interest at a rate of 10% per annum payable at maturity, and is subject to acceleration in the event the Company becomes delinquent in its reporting obligation with the Securities and Exchange Commission and upon other customary events of default set forth in the Notes. The Warrants can be exercised on a cashless basis by the Investors, and the Company can require the Investors to exercise the Warrants on a cashless basis at any time following the six-month anniversary of the issuance date, provided that at such time (i) the volume weighted average price of the common stock has been greater than $0.25 for a period of thirty (30) consecutive trading days, and (ii) trading in the common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which the Common Stock is trading). On various dates between December 11, 2017 and March 14, 2018, the noteholders converted an aggregate $314,875, consisting of $303,250 of principal and $11,625 of interest, in exchange for the issuance of 6,168,561 shares. The note is currently in default.	13,250	266,500

On November 8, 2017, the Company issued a $200,000 promissory note (“Second Group Ten Note”) in exchange for the debt acquired from Rxmm, as note below. The new note matures on November 8, 2018. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the ten (10) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 50 million shares of common stock for potential conversions. On various dates between December 6, 2017 and February 5, 2018, the noteholder converted $200,000 of principal in exchange for the issuance of 3,658,652 shares. The note has been satisfied in full.	-	150,000

On November 7, 2017, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note with a face value of $122,400 (“First Group Ten Note”), which matures on November 7, 2018. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance costs of $2,400 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 50 million shares of common stock for potential conversions.	122,400	122,400

On November 8, 2017, provisions within two notes with Black Mountain Equities, Inc. (“Second Black Mountain Note”) and Gemini Master Fund, Ltd. (“Second Gemini Note”) established conversion features. The principal and interest became convertible into shares of common stock at the discretion of the note holder at a price equal to seventy five percent (75%) of the lowest traded price during the fifteen (15) trading days preceding the conversion date. The notes were originally entered into on September 14, 2017, the Company entered into a Securities Purchase Agreement with Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (the “Investors”), pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $158,000, and (ii) a Warrant exercisable until May 31, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matures on March 14, 2018, bears interest at a rate of 10% per annum payable at maturity, and is subject to acceleration in the event the Company becomes delinquent in its reporting obligation with the Securities and Exchange Commission and upon other customary events of default set forth in the Notes. The Warrants can be exercised on a cashless basis by the Investors, and the Company can require the Investors to exercise the Warrants on a cashless basis at any time following the six-month anniversary of the issuance date, provided that at such time (i) the volume weighted average price of the common stock has been greater than $0.25 for a period of thirty (30) consecutive trading days, and (ii) trading in the common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which the Common Stock is trading). On March 22, 2018, the noteholder converted $52,479, consisting of $50,000 of principal and $2,479 of interest, in exchange for the issuance of 1,116,584 shares.	266,000	316,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 27, 2017, the Company received net proceeds of $73,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $76,500 (“First Fourth Man Note”), which matures on October 27, 2018. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy five percent (75%) of the lowest traded price of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance costs of $3,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.	76,500	76,500

On October 27, 2017, the Company received net proceeds of $73,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $76,500 (“First Emunah Note”), which matures on October 27, 2018. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy five percent (75%) of the lowest traded price of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance costs of $3,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions.	76,500	76,500

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matured on April 11, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	35,000	35,000

Total convertible debentures	956,850	1,165,300
Less: unamortized debt discounts	(551,891)	(790,621)
Convertible debentures	$404,959	$374,679

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $209,385 and $1,004,335 for the variable conversion features of the convertible debts incurred during the three months ended March 31, 2018 and the year ended December 31, 2017. The discounts are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $448,115 and $15,813 of interest expense pursuant to the amortization of the note discounts during the three months ended March 31, 2018 and 2017, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $121,434 and $4,501 for the three months ended March 31, 2018 and 2017, respectively related to convertible debts.

Note 11 – Short Term Debt

Short-term debt consists of the following at March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
On March 23, 2018, the Company received proceeds of $17,000 in exchange for an unsecured promissory note due on demand, carrying a fixed interest amount of $750. The Company repaid $3,000 on March 29, 2018.	$14,000	$-

On December 28, 2017, the Company received net proceeds of $80,000 in exchange for an unsecured convertible promissory note that carries a 5% interest rate with a face value of $90,000 (“First RDP Note”), which matured on February 26, 2018. The Company is required to have fully paid all principal and accrued interest due and owing to SK L-58, LLC, the certain Promissory Note dated September 19, 2017 in the principal amount of $50,000, as shown below. The note carries an eighteen percent (18%) interest rate in the event of default. The Company paid total debt issuance cost of $10,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. In addition, the Note Holder was awarded 10,000,000 warrants, exercisable at $0.03 per share over a period of four months, commencing on August 11, 2019. The warrants are cancellable in exchange for $1 if this note and the SK L-58, LLC note dated September 19, 2017 are repaid in full. This note is currently in default.	90,000	90,000

On September 19, 2017, the Company issued a $50,000 unsecured promissory note to SK L-58, LLC bearing interest at a rate of 5% per annum, with a maturity date of November 3, 2017. Upon an event of default, the Company is required to issue to lender warrants to acquire one million shares at an exercise price of $0.05 per share every 30 days the note is unpaid. Each warrant issued as a result of an Event of Default will become and remain exercisable for the four (4) complete calendar month period beginning on the first day of the thirty second (32nd) month following an Event of Default. This note is currently in default.	50,000	50,000

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

Each warrant vested four months following its date of issuance and is exercisable for a period of two years thereafter.	925,000	925,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On various dates between January 11, 2016 and April 20, 2016, the Company received aggregate refundable advances of $143,000 as the Company and an investor developed terms to a potential partnership agreement with GLFH. On June 1, 2016, the Company issued a promissory note in exchange for those deposits. The unsecured promissory note bears interest at 4% per annum (“First ZG Note”), which matured on January 3, 2017, and awarded the lender options to acquire up to 5,000,000 shares of common stock, exercisable at $0.01 per share over a four (4) week period from the origination date, which expired on July 1, 2016, in addition to options to acquire up to another 3,000,000 shares of common stock, exercisable at $0.08 per share over a twenty four (24) month period from the origination date. The aggregate fair value of the options is $6,996 and is being amortized over the earlier of the life of the loan, or the life of the options, as a debt discount. The note is in default and carries a default rate of 10% and remains outstanding.	143,000	143,000

Total short term debt	1,222,000	1,208,000
Less: unamortized debt discounts	(308,107)	(432,190)
Short term debt	$913,893	$775,810

The Company recorded $114,083 and $114,225 of interest expense pursuant to the amortization of the note discounts during the three months ended March 31, 2018 and 2017, respectively.

The Company recorded interest expense pursuant to the stated interest rate on the above promissory notes in the amount of $15,485 and $12,994 at March 31, 2018 and 2017, respectively.

The following presents components of interest expense by instrument type at March 31, 2018 and 2017, respectively:

	March 31, 2018	March 31, 2017
Interest on convertible debentures	$21,434	$4,501
Amortization of debt discounts	562,198	130,038
Interest on short term debt	15,485	12,994
Accounts payable related finance charges	268	1,002
	$599,385	$148,535

Note 12 – Derivative Liabilities

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $3,672,320 and $9,530,296 at March 31, 2018 and December 31, 2017, respectively. The change in fair value of the derivative liabilities resulted in a gain of $5,701,802 and a loss of $99,855 for the three months ended March 31, 2018 and 2017, respectively, which has been reported as other expense in the statements of operations. The gain of $5,701,802 for the three months ended March 31, 2018 consisted of a gain of $5,685 attributable to the value in excess of discounts on new warrants, a gain of $5,688,314 attributable to the fair value of warrants and a net gain in market value of $13,488 on the convertible notes. The loss of $99,855 for the three months ended March 31, 2017 consisted of a gain of $121,076 attributable to the fair value of warrants and a net loss in market value of $21,221 on the convertible notes.

The following presents the derivative liability value by instrument type at March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017

Convertible debentures	$869,417	$1,033,644
Common stock warrants	2,802,903	8,496,652
	$3,672,320	$9,530,296

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively:

Derivative
Liability
Total
Balance, December 31, 2016	$482,674
Increase in derivative value attributable to issuance of convertible notes	956,320
Increase in derivative value attributable to issuance of warrants	4,321,045
Change in fair market value of derivative liabilities due to the mark to market adjustment	4,221,728
Debt conversions and redemptions	(451,471)
Balance, December 31, 2017	$9,530,296
Increase in derivative value attributable to issuance of convertible notes	204,585
Increase in derivative value attributable to issuance of warrants	5,685
Change in fair market value of derivative liabilities due to the mark to market adjustment	(5,701,802)
Debt conversions and redemptions	(366,444)
Balance, March 31, 2018	$3,672,320

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended March 31, 2018 and the year ended December 31, 2017:

●	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
●	The warrant exercise prices ranged from $0.03 to $0.24, exercisable over 2 to 10 year periods from the grant date.
●	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
●	The monthly trading volume would average below $7,289,348 to $3,988,115 in the period and would increase at 1% per month.
●	The holder would automatically convert the notes at maturity at the greater of 2 times the conversion price or stock price if the registration was effective and the Company was not in default.
●	An event of default for the convertible note would occur 0% of the time, increasing to 1% per month to a maximum of 5%.
●	Alternative financing for the convertible note would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 50%.
●	The computed volatility was projected based on historical volatility.

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

The Series C shares carry 50:1 preferential voting rights, and are convertible into shares of common stock on a 1:1 basis

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Authorized

The Company has authorized 1,200,000,000 shares of common stock, of which 594,334,619 shares were issued and outstanding and 289,971,171 shares were reserved as of the date of this filing.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Awarded for Services

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

Note 14 – Options and Warrants

Warrants Granted

On March 12, 2018, the Company sold 333,333 units at $0.15 per unit, consisting of 333,333 shares of common stock and 666,700 warrants exercisable at $0.15 per share over the following 3 years to an individual investor for proceeds of $50,000. The shares have not yet been issued.

Warrants Exercised

On March 28, 2018, a warrant holder exercised warrants to purchase 3,000,000 shares of common stock at $0.04 per share for proceeds of $120,000. The shares have not yet been issued.

Options Expired

On February 20, 2018, a total of 8,000,000 warrants with a strike price of $0.04 per share expired.

Note 15 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2018 and the year ended December 31, 2017, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2018, the Company had approximately $36,686,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	March 31, 2018	December 31, 2017

Deferred tax assets:
Net operating loss carry forwards	$11,436,000	$9,328,900

Net deferred tax assets before valuation allowance	11,436,000	9,328,900
Less: Valuation allowance	(11,436,000)	(9,328,900)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2018 and December 31, 2017, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31, 2018	December 31, 2017

Federal and state statutory rate	21%	35%
Change in valuation allowance on deferred tax assets	(21)%	(35)%

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 16 – Non-Controlling Interest

Non-controlling interest represents a minority interest in GLFH of 15.6% held by ten individuals. The net loss attributable to the non-controlling interest totaled $39,003 and $27,463 during the three months ended March 31, 2018 and 2017, respectively. The net loss attributable to the parent was and $228,139 and $148,585 during the three months ended March 31, 2018 and 2017, respectively.

Note 17 – Subsequent Events

Convertible Debt Financing

On May 8, 2018, the Company issued a $108,000 unsecured promissory note to JSJ Investments, Inc., bearing interest at a rate of 8% per annum, with a maturity date of May 8, 2019 in exchange for net proceeds of $103,000. The note is convertible at 70% of the lowest VWAP during the ten (10) trading days prior to the conversion request date.

On May 1, 2018, the Company issued a (i) $240,000 unsecured promissory note to SBI Investments, LLC, bearing interest at a rate of 5% per annum, with a maturity date of February 1, 2019, and (ii) a Warrant exercisable until May 1, 2021 to purchase 1,000,000 shares of the Company’s common at a price of $0.10 per share, in exchange for net proceeds of $225,000. The note is convertible at 70% of the lowest VWAP during the fifteen (15) trading days prior to the conversion request date.

On April 17, 2018, the Company issued a $38,500 unsecured promissory note to Jefferson Street Capital, LLC, bearing interest at a rate of 8% per annum, with a maturity date of January 19, 2019 in exchange for net proceeds of $35,000. The note is convertible at 70% of the average of the three lowest closing traded prices during the ten (10) trading days prior to the conversion request date.

On April 17, 2018, the Company issued a $136,500 unsecured promissory note to BlueHawk Capital, LLC, bearing interest at a rate of 8% per annum, with a maturity date of January 19, 2019 in exchange for net proceeds of $125,000. The note is convertible at 70% of the average of the three lowest closing traded prices during the ten (10) trading days prior to the conversion request date.

Common Stock Issued on Subscriptions Payable

On April 30, 2018, a total of 333,333 shares were issued on Subscriptions Payable for shares awarded pursuant to stock sales in the prior period valued at an aggregate $50,000.

On April 30, 2018, a total of 3,000,000 shares were issued on Subscriptions Payable for shares awarded pursuant to the exercise of warrants in the prior period valued at an aggregate $120,000.

On April 30, 2018, a total of 300,000 shares were issued on Subscriptions Payable for shares awarded for services in the prior period valued at $21,900.

Common Stock Issuances for Debt Conversions

On April 17, 2018, the Company issued 707,156 shares of common stock pursuant to the conversion of $24,998, consisting of $13,250 of outstanding principal and $11,748 of unpaid interest, on the First Gemini Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Awarded for Services

On April 1, 2018, pursuant to the CFO’s employment agreement, Mr. Lawrence earned $12,960 of compensation to be paid with the issuance of 227,368 shares of common stock based on the closing stock price. The shares have not yet been issued.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,		Increase /
	2018	2017	(Decrease)

Revenues	$191,862	$91	$191,771
Cost of goods sold	205,176	-	205,176
Gross profit (loss)	(13,314)	91	(13,405)

Direct operating costs	111,563	21,202	90,361
General and administrative	484,395	418,436	65,959
Officer salaries	68,950	78,350	(9,400)
Depreciation and amortization	30,550	2,774	27,776

Total Operating Expenses	695,458	520,762	174,696

Operating Loss	(708,772)	(520,671)	188,101

Total other income (expense)	5,116,245	(248,390)	5,364,635

Net Loss	$(4,407,473)	$(769,061)	$5,176,534

Revenues:

During the three months ended March 31, 2018 and 2017, we received revenues from the sale of cannabis products, in-home media, advertising fees and the recognition of deferred revenues on content development. Our sales primarily consisted of the resale of raw materials that we previously purchased from other licensed production and cultivation facilities and resold to licensed dispensaries as we progressed in the development of our facility. Aggregate revenues for the three months ended March 31, 2018 were $191,771, compared to revenues of $91 during the three months ended March 31, 2017, an increase in revenues of $191,771, or 210,737%.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2018 were $205,176, compared to $-0- during the three months ended March 31, 2017, an increase of $205,176. Cost of sales consists primarily of labor, depreciation and maintenance on cultivation and production equipment, in addition to raw materials sold and consumed in our cultivation and production operations. The increased cost of sales in the current period was due to the commencement of operations in the current year.

Direct Operating Costs:

Direct operating costs were $111,563 for the three months ended March 31, 2018 compared to $21,202 for the three months ended March 31, 2017, an increase of $90,361, or 426%. Our direct operating costs increased primarily due to increased focus on WeedTV and our cannabis cultivation operations during the three months ended March 31, 2018.

General and Administrative:

General and administrative expenses were $484,395 for the three months ended March 31, 2018, compared to $418,436 for the three months ended March 31, 2017, an increase of $65,959, or 16%. General and administrative expense increased primarily due to increased overhead as we began to operate our cannabis facility during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Officer Salaries:

Officer salaries expense totaled $68,950 for the three months ended March 31, 2018, compared to $78,350, for the three months ended March 31, 2017, a decrease of $9,400, or 12%. Our officer salaries decreased due to stock-based compensation bonuses paid during the three months ended March 31, 2017 that were not paid during the three months ended March 31, 2018.

Depreciation and Amortization:

Depreciation and amortization expense was $30,550 for the three months ended March 31, 2018, compared to $2,774 for the three months ended March 31, 2017, an increase of $27,776, or 1,001%. Depreciation increased primarily due to placing our leasehold improvements and other equipment purchases into service for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Operating Loss:

Operating loss for the three months ended March 31, 2018 was $708,772 or ($0.00) per share, compared to an operating loss of $520,671 for the three months ended March 31, 2017, or ($0.00) per share, an increase of $188,101 or 36%. Operating loss increased primarily due to increased operating costs and depreciation as we significantly ramped up efforts to get our cannabis facility operational during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Other Income (Expense):

Other income, on a net basis, was $5,116,245 for the three months ended March 31, 2018, compared to other expenses of $248,390 for the three months ended March 31, 2017, an increased net income of $5,364,635, or 2,160%. Other income increased on a net basis primarily due to the increased gain on derivative liability of $5,801,657, or 5,810%, and by an increased gain on debt extinguishment of $13,771, as diminished by an increased interest expense on debt financing of $450,850, or 304% during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Net Loss:

The net loss for the three months ended March 31, 2018 was $4,407,473, or $0.01 per share, compared to a net loss of $741,598, or ($0.00) per share, for the three months ended March 31, 2017, an increased net income of $5,176,534, or 673%. Net income increased primarily due to an increased gain on our derivative liabilities, during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2018 compared to December 31, 2017.

	March 31, 2018	December 31, 2017	Increase / (Decrease)

Total Assets	$1,100,110	$1,209,773	$(109,663)

Total Liabilities	$6,307,238	$11,860,997	$(5,553,759)

Accumulated (Deficit)	$(40,150,925)	$(44,597,401)	$(4,446,476)

Stockholders’ Equity (Deficit)	$(5,207,128)	$(10,651,224)	$(5,444,096)

Working Capital (Deficit)	$(6,098,131)	$(11,456,491)	$(5,358,360)

Our principal source of operating capital has been provided from equity investments and debt financings. At March 31, 2018, we had a negative working capital position of $6,098,131.

Debt Financing

On March 23, 2018, the Company received proceeds of $17,000 in exchange for an unsecured promissory note due on demand, carrying a fixed interest amount of $750. The Company repaid $3,000 of principal on March 29, 2018.

On February 13, 2018, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note that carries a 10% interest rate with a face value of $122,400 (“Fifth Group Ten Note”), which matures on February 13, 2019. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date.

On January 16, 2018, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note that carries a 10% interest rate with a face value of $122,400 (“Fourth Group Ten Note”), which matures on January 16, 2019. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date.

Common Stock Sales

On March 12, 2018, the Company sold 333,333 units at $0.15 per unit, consisting of 333,333 shares of common stock and 666,700 warrants exercisable at $0.15 per share over the following 3 years to an individual investor for proceeds of $50,000.

We have utilized these funds to comply with our regulatory reporting requirements, and to fund our subsidiary’s cannabis business during the quarter. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in our industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

To conserve on the Company’s capital requirements, the Company has issued shares in lieu of cash payments to outside consultants, and the Company expects to continue this practice. In the three months ended March 31, 2018, the Company granted a total of $38,510 of stock-based compensation, consisting of 450,077 unissued shares of common stock valued at $38,510, including 100,077 shares valued at $12,960 owed to our CFO, compared to a total of $138,400 stock-based compensation, consisting of 2,000,000 shares of common stock valued at $34,600 as a bonus to our CEO, as well as an aggregate 5,000,000 shares of common stock valued at $86,500 to our Directors and an aggregate 1,000,000 shares valued at $17,300 to other service providers. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2018.

As of May 18, 2018, we had thirteen convertible notes outstanding with a cumulative outstanding principal balance of $1,489,000. Repayment of the notes must be done at a premium to the then-outstanding balance, resulting in the need for approximately $2,000,000 in liquid capital. If, rather than repay these notes, we allow them to convert into our common stock, which conversions would be done at a discount to the market price of our common stock, all of which could be sold into the open market at the time of conversion. The potential dilutive effects of these conversions at various conversion prices below our most recent market price of $0.05 per share is as follows:

	100%	75%	50%	25%
Potential conversion prices	$0.05	$0.0375	$0.025	$0.0125

Potential dilutive shares	29,780,000	39,706,667	59,560,000	119,120,000

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

(2) Majority-owned subsidiary formed on July 8, 2014, in which PNTV retained 84% ownership, with the remaining 16% held by key experts and advisors. An additional 1.6% was sold to an investor on December 8, 2014 and 3% was transferred back from a founding member on December 2, 2015, giving PNTV 85.4% ownership and minority interests ownership of 14.6%. The form of the entity was changed from a corporation to a limited liability company on May 9, 2017 at which time the name was changed from Green Leaf Farms Holdings, Inc. to Green Leaf Farms Holdings, LLC.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2018 and 2017, or the twelve months ended December 31, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2018, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are subject to lawsuits and other claims and proceedings that arise from litigation matters or regulatory audits, including with respect to convertible securities we issue from time to time to fund our operations. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Our management does not presently expect that such matters will have a material adverse effect on the Company’s financial condition or results of operations. There were no material developments in the quarter ended March 31, 2018 with respect to the legal proceedings in which we are subject.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder, during the three month period ended March 31, 2018:

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

Item 3. Defaults Upon Senior Securities

On February 26, 2017, the First RDP Acquisitions Note in the principal amount of $90,000 became due and payable and went into default. As of May 21, 2018, a total of $103,112, consisting of $90,000 of principal and $1,312 of interest, was outstanding under this Note.

On March 14, 2018, the Second Black Mountain Note in the principal amount of $158,000 that originated on October 27, 2018 went into default. The note is convertible into common stock, and the note holder has not yet demanded payment, or elected to convert the debt into stock. As of May 21, 2018, a total of $168,703, consisting of $158,000 of principal and $10,703 of interest, was outstanding under this Note.

On March 14, 2018, the Second Gemini Note in the principal amount of $158,000 that originated on October 27, 2018 went into default. The note is convertible into common stock, and the note holder has not yet demanded payment, or elected to convert the debt into stock. As of May 21, 2018, a total of $58,000 of principal was outstanding under this Note.

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

Date: May 21, 2018

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer)

/s/ Geoffrey Lawrence
Geoffrey Lawrence
Chief Financial Officer
(Principal Financial Officer)

