Form 10-Q
period 2018-06-30
PLAYERS NETWORK
filed 2019-01-30
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2018.

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer[ ]	Accelerated filer[ ]

Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company[X]

Emerging growth company[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock on January 25, 2019 was 678,072,453.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended June 30, 2018

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets:
Cash	$19,019	$65,840
Accounts receivable	5,964	-
Other current assets	126,320	83,180
Inventory	77,969	255,486
Current assets held for sale	3,778,038	-
Total current assets	4,007,310	404,506

Fixed assets, net	379,198	396,455
Construction in progress	590,696	408,812

Total Assets	$4,977,204	$1,209,773

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$771,134	$702,865
Accrued expenses	514,450	448,538
Deferred rent obligations	32,123	28,809
Convertible debentures, net of discounts of $1,820,149 and $790,621 at June 30, 2018 and December 31, 2017, respectively	341,651	374,679
Short term debt, net of discounts of $192,673 and $432,190 at June 30, 2018 and December 31, 2017, respectively	1,122,327	775,810
Derivative liabilities	5,396,061	9,530,296
Current liabilities held for sale	4,205,681	-
Total current liabilities	12,383,427	11,860,997

Total Liabilities	12,383,427	11,860,997

Stockholders’ (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series C convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 12,000,000 shares issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 621,529,160 and 580,716,669 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	621,529	580,717
Additional paid-in capital	36,189,302	33,753,106
Subscriptions payable, consisting of 3,418,508 and -0- shares at June 30, 2018 and December 31, 2017, respectively	145,640	-
Accumulated (deficit)	(43,886,398)	(44,597,401)
	(6,915,927)	(10,249,578)
Noncontrolling Interest	(490,296)	(401,646)
Total Stockholders’ (Deficit)	(7,406,223)	(10,651,224)

Total Liabilities and Stockholders’ (Deficit)	$4,977,204	$1,209,773

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue:	$20,102	$2,979	$211,964	$3,070
Cost of goods sold	22,873	2,208	228,049	2,208
Gross profit (loss)	(2,771)	771	(16,085)	862

Expenses:
Direct operating costs	131,844	71,849	243,407	93,051
General and administrative	694,784	734,430	1,179,179	1,152,866
Officer salaries	72,317	43,750	141,267	122,100
Depreciation and amortization	31,815	11,534	62,365	14,308
Total operating expenses	930,760	861,563	1,626,218	1,382,325

Operating loss	(933,531)	(860,792)	(1,642,303)	(1,381,463)

Other income (expense):
Other income	30	-	87	-
Loss on debt extinguishment, net	(375,788)	-	(362,017)	-
Goodwill impairment	(1,250,314)	-	(1,250,314)	-
Interest expense, net	(500,055)	(271,380)	(1,099,440)	(419,915)
Change in derivative liabilities	(589,654)	(1,767,977)	5,112,148	(1,867,832)
Total other income (expense)	(2,715,781)	(2,039,357)	2,400,464	(2,287,747)

Net income (loss) from continuing operations	$(3,649,312)	$(2,900,149)	$758,161	$(3,669,210)

Discontinued operations:
Loss from discontinued operations	(135,808)	-	(135,808)	-
Net income (loss)	(3,785,120)	(2,900,149)	622,353	(3,669,210)
Less: Net loss attributable to the noncontrolling interest	49,647	29,786	88,650	57,249
Net income (loss) attributable to Players Network	$(3,735,473)	$(2,870,363)	$711,003	$(3,611,961)

Weighted average number of common shares outstanding - basic	602,521,043	551,841,797	594,314,338	546,464,558
Weighted average number of common shares outstanding - fully diluted	602,521,043	551,841,797	619,882,341	546,464,558

Net loss per share - basic	$(0.01)	$(0.01)	$0.00	$(0.01)
Net loss per share - fully diluted	$(0.01)	$(0.01)	$0.00	$(0.01)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$711,003	$(3,611,961)
Minority interest in net loss	(88,650)	(57,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	62,365	14,308
Goodwill impairment expense	1,250,314	-
Loss on debt extinguishment, net	362,017	-
Change in fair market value of derivative liabilities	(5,737,388)	1,867,832
Excess derivative	625,240	-
Amortization of debt discounts	1,002,025	377,026
Stock issued for services	54,550	174,925
Stock issued for compensation, related party	11,940	121,100
Options issued for services	-	78,813
Options issued for compensation, related party	-	157,625
Decrease (increase) in assets:
Accounts receivable	(72,064)	-
Other current assets	(48,140)	(40,142)
Inventory	385,875	(259,819)
Increase (decrease) in liabilities:
Accounts payable	601,026	34,183
Accrued expenses	190,257	75,151
Deferred rent obligations	3,314	8,184
Settlements payable	-	(30,000)
Net cash used in operating activities of continuing operations	(686,316)	(1,090,024)
Net cash provided by operating activities of discontinued operations	(302,395)	-
Net cash used in operating activities	(988,711)	(1,090,024)

Cash flows from investing activities
Value of net assets acquired from LCG Business Enterprises, LLC	135,982	-
Cash paid for purchase of assets from LCG Business Enterprises, LLC	(1,000,000)	-
Purchase of fixed assets and construction in progress	(226,992)	(167,321)
Net cash used in investing activities	(1,091,010)	(167,321)

Cash flows from financing activities
Proceeds from convertible debentures	1,814,500	-
Repayments of convertible debentures	(155,000)	-
Proceeds from short term debt	127,000	385,000
Repayment of short term debt	(10,000)	(10,000)
Proceeds from sale of common stock	256,400	800,000
Net cash provided by financing activities	2,032,900	1,175,000

Net increase (decrease) in cash	(46,821)	(82,345)
Cash - beginning	65,840	145,119
Cash - ending	$19,019	$62,774

Supplemental disclosures:
Interest paid	$750	$200
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of shares issued for settlement of trade payables	$743,405	$-
Value of debt discounts	$1,748,736	$-
Value of shares issued for conversion of debt	$785,530	$72,350
Value of warrants issued with short term debt	$-	$229,708
Value of derivative adjustment due to debt conversions	$770,823	$59,415

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity	Incorporation	Relationship	Reference

Players Network(1)	Nevada	Parent	PNTV
Green Leaf Farms Holdings, LLC(2)	Nevada	Subsidiary	GLFH
Players Michigan LLC(3)	Michigan	Subsidiary	SALINAS

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

(3)Players Michigan LLC is a wholly-owned subsidiary formed to acquire substantially all of the assets and liabilities of LCG Business Enterprises, LLC (“LCG”) pursuant to an Asset Purchase Agreement that closed on May 24, 2018. The parties to the Asset Purchase Agreement agreed to rescind the transaction on December 31, 2018.

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

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. In addition, the Company had debt instruments that required fair value measurement on a recurring basis.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Construction in Progress

The Company is constructing a grow house in its leased facility, which became operational during the second quarter of 2017 upon completion of the first phase of improvements, at which time depreciation commenced. On May 31, 2017, the Company placed in service $373,842 of leasehold improvements incurred during the first phase of construction. Phase 2 commenced in July and will be capitalized on the balance sheet under Construction in Progress. The total estimated cost to complete construction of the facility is approximately $1.7 million, and an additional $590,696 of construction costs have been capitalized as of June 30, 2018.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the six months ended June 30, 2018 and 2017, or the twelve months ended December 31, 2017.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the six months ended June 30, 2018 and 2017 are as follows:

	For the Six Months Ended
	June 30,
	2018	2017
Weighted average common shares outstanding – basic	594,314,338	546,464,558
Plus: Potentially dilutive common shares:
Stock options and warrants	25,568,003	-
Weighted average common shares outstanding – diluted	619,882,341	546,464,558

For the six months ended June 30, 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 126,483,872 and 116,233,872 as of June 30, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per ASU 2017-9, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-9. ASU 2017-9 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-9 is not expected to have a material impact on the Company’s financial statements or related disclosures.

No other new accounting pronouncements, issued or effective during the six months ended June 30, 2018, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $43,886,398, and as of June 30, 2018, the Company’s current liabilities exceeded its current assets by $8,376,117. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Asset Purchase Acquisition

Asset Purchase Acquisition – LCG Business Enterprises, LLC, May 24, 2018

On May 24, 2018, through the Company’s newly-formed wholly-owned Michigan subsidiary, Players Michigan LLC (“Players Michigan”), purchased all of the assets of LCG Business Enterprises, LLC, a California limited liability company (“LCG”), including all of LCG’s furniture, fixtures, equipment and inventory, in consideration for an aggregate of $5,000,000, of which $1,000,000 was paid in cash at the closing and $4,000,000 was financed through short-term seller financed debt of $4,000,000 to be paid in monthly increments of $1,000,000 over the subsequent four-month period.

LCG operated a California licensed commercial cannabis agricultural facility consisting of a 56,000 square foot commercial cannabis agricultural facility at 25600 Encinal Road, Salinas, California. With LCG’s operations, we expected to realize the benefits of increased efficiency, accountability, and productivity. As disclosed in Note 4, below, due to unanticipated operational and reporting issues discovered following the closing, Players Michigan and LCG rescinded the transaction on December 31, 2018.

In connection with the acquisition, LCG and the Company (through Players Michigan) entered into a Management Agreement, pursuant to which the shareholder of LCG agreed to provide management services to the Company following closing. Pursuant to the agreement, the seller was to be paid a percentage of net profits until the remaining purchase price was paid in full, as follows:

Percentage of	Payment
Net Profit	Period
30%	Between Closing and payment in full of Installment 2(1)
25%	Between the payment in full of Installment 2 and payment in full of Installment 3
20%	Between the payment in full of Installment 3 and payment in full of Installment 4
15%	Between the payment in full of Installment 4 and payment in full of Installment 5
0%	From and the payment in full of Installment 5 or, if earlier, the prepayment in full of the reaming unpaid portion of the Purchase Price

(1)	Installment number 2 was never paid, and the liability for these fees was terminated with the rescission agreement.

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of the Company’s assets and ongoing operations were acquired. The purchase resulted in $1,250,314 of goodwill that was expensed as an impairment due to the discontinued operations. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

May 24,
2018
Consideration:
Cash paid at closing	$1,000,000
Seller financed short-term debt(1)	4,000,000
Fair value of total consideration exchanged	$5,000,000

Fair value of identifiable assets acquired assumed:
Cash	$135,982
Inventory	3,516,000
Equipment and fixtures	97,704
Total fair value of assets assumed	3,749,686
Consideration paid in excess of fair value (Goodwill)(2)	$1,250,314

(1)Consideration was financed through short-term seller financed debt of $4,000,000 to be paid in monthly increments of $1,000,000 over the subsequent four-month period, which was not paid and cancelled pursuant to a rescission agreement on December 31, 2018.

(2) The consideration paid in excess of the net fair value of assets acquired and liabilities assumed has been recognized as goodwill and impaired as a result of the subsequent rescission and discontinuance of operations.

Supplemental pro forma results of operations of the combined entities could not be obtained due to the lack of financial record keeping.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Discontinued Operations

On December 31, 2018, the Company agreed to a Release Agreement and Agreement to Rescind and Extinguish Asset Purchase Agreement and Side Letter Agreement (“Rescission Agreement”) with respect to the transactions under the Asset Purchase Agreement that had closed on May 24, 2018 disclosed in note 3 above. The Company decided to rescind the transaction primarily due to operational and reporting issues it discovered following the closing, and decided to discontinue its operations in that location. Subsequently, all of the assets, liabilities and operations of Players Michigan purchased from LCG were returned to LCG on December 31, 2018. Pursuant to the rescission agreement, LCG paid PNTV $250,000, and agreed to pay another $350,000 upon the subsequent transaction to any third party. In addition, LCG agreed to pay PNTV an additional 25% of the gross proceeds, less deductions for applicable sales and/or any fair market investment banking commissions paid by LCG, of any sale in excess of $5,000,000, up to a maximum value of $500,000. If LCG fails to close on a subsequent transaction and pay the applicable fees by April 1, 2019, LCG shall pay PNTV a guaranteed payment of $50,000 per month until the total amount of $350,000 has been paid. A tax benefit was not recorded on this loss due to limitations on current tax recognition. The results of operations from the Salinas business unit have been retrospectively presented as losses from discontinued operations as presented below for the three months ended June 30, 2018:

For the Three
Months Ended
June 30, 2018

Revenue:	$438,225
Cost of goods sold	409,835
Gross profit	28,390

Expenses:
General and administrative	90,760
Professional fees	71,944
Depreciation and amortization	1,494
Total operating expenses	164,198

Operating loss	(135,808)

Loss from discontinued operations	$(135,808)

The carrying value of the assets and liabilities of the discontinued operations were comprised of the following at June 30, 2018:

June 30,
2018

Assets of discontinued business unit:
Cash	$302,395
Accounts receivable	66,100
Other current assets	5,000
Inventory	3,307,642
Fixed assets, net	96,901
Total current assets held for sale	$3,778,038
Liabilities of discontinued business unit:
Accounts payable	$133,737
Accrued expenses	71,944
Short term debt owed to LCG	4,000,000
Total current liabilities held for sale	$4,205,681

As of June 30, 2018, we recognized an impairment loss of $1,250,314 on the goodwill derived from the acquisition in accordance with the identified discontinued operations.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Related Party

Officers

On January 1, 2018, pursuant to his employment agreement, our chief financial officer at that time earned $11,940 of compensation that was required to be paid with 300,000 shares of our common stock based on the closing stock price on such date. The shares were subsequently issued on July 11, 2018.

Note 6 – Fair Value of Financial Instruments

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of June 30, 2018 and December 31, 2017, respectively:

	Fair Value Measurements at June 30, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$19,019	$-	$-
Total assets	19,019	-	-
Liabilities
Convertible debentures, net of discounts of $1,820,149	-	-	341,651
Short term debt, net of discounts of $192,673	-	1,122,327	-
Derivative liability	-	-	5,396,061
Total liabilities	-	1,122,327	5,737,712
	$19,019	$(1,122,327)	$(5,737,712)

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$65,840	$-	$-
Total assets	65,840	-	-
Liabilities
Convertible debentures, net of discounts of $790,621	-	-	374,679
Short term debt, net of discounts of $432,190	-	775,810	-
Derivative liability	-	-	4,016,985
Total liabilities	-	775,810	4,391,664
	$65,840	$(775,810)	$(4,391,664)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2018 and the year ended December 31, 2017.

Level 2 liabilities consisted of a total of $1,315,000 and $1,208,000 of short term, unsecured, promissory notes, net of discounts of $192,673 and $432,190 as of June 30, 2018 and December 31, 2017, respectively. No fair value adjustment was necessary during the six months ended June 30, 2018 and the year ended December 31, 2017.

Level 3 liabilities consist of a total of $2,161,800 and $1,165,300 of convertible debentures, net of discounts of $1,820,149 and $790,621 as of June 30, 2018 and December 31, 2017, respectively, in addition to the related derivative liabilities of $5,396,061 and $4,016,985 at June 30, 2018 and December 31, 2017, respectively.

Note 7 – Minority Interest

On July 8, 2014, we formed GLFH in which we retained 84% ownership, with the remaining 16% held by key experts and advisors as compensation for their services, including 3% to Mr. Bradley, CEO and 1% to Mr. Berk, President of Programming, and an additional 1% was sold to one of those individuals for $60,000. An additional 1.6% was sold to an investor on December 8, 2014 and 3% was transferred back from a founding member on December 2, 2015, giving PNTV 85.4% ownership and minority interests ownership of 14.6%. The form of the entity was changed from a corporation to a limited liability company on May 9, 2017. GLFH has received Cultivation and Production special use permits for medical marijuana in North Las Vegas, along with a license for the Cultivation and Production of recreational cannabis, in addition to the related permits in the State of Nevada, but they have not yet begun to generate significant revenues. The minority interest’s net loss for the six months ended June 30, 2018 was $88,650, and they have accumulated a net loss of $490, 296 as of June 30, 2018.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Other Current Assets

Other current assets included the following as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
Security deposits	$68,100	$52,100
Prepaid expenses	58,220	31,080
	$126,320	$83,180

Note 9 – Inventory

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 30, 2018:

	June 30, 2018	December 31, 2017
Raw materials	$-	$76,677
Finished goods	77,969	178,809
	$77,969	$255,486

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 10 – Fixed Assets and Construction in Progress

Fixed assets consist of the following at June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
Office equipment	$147,145	$102,037
Website development costs	99,880	99,880
Furniture and fixtures	27,066	27,066
Leasehold improvements	373,842	373,842
Total	647,933	602,825
Less accumulated depreciation	(268,735)	(206,370)
Fixed assets, net	$379,198	$396,455

Construction in progress is stated at cost, which includes the cost of construction and other indirect costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress was $590,696 and $408,812 at June 30, 2018 and December 31, 2017, respectively.

Depreciation and amortization expense totaled $62,365 and $14,308 for the six months ended June 30, 2018 and 2017, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Accrued Expenses

Accrued expenses consisted of the following at June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
Accrued Payroll, Officers	$136,272	$113,393
Accrued Payroll and Payroll Taxes	135,234	135,234
Accrued Interest	160,444	117,411
Refundable Advances	82,500	82,500
	$514,450	$448,538

Note 12 – Convertible Debentures

Convertible debentures consist of the following at June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017

On May 18, 2018, the Company received net proceeds of $1,100,000 in exchange for an unsecured convertible promissory note that carries a 12% interest rate with a face value of $1,100,000 (“First Grass Roots Investors Note”), which matures on May 18, 2019. The principal and interest are convertible into shares of common stock after 90 days at the discretion of the note holder at a price equal to 50% of the closing traded price if the average of the high and low trading price of the Company’s common stock is less than or equal to $0.15, 40% of the closing traded price if such average is more than $0.15 and less than $0.20, and 30% of the closing traded price if such average is more than $0.20. Interest is payable semi-annually. The note is currently in default.	$1,100,000	$-

On May 8, 2018, the Company issued a $108,000 unsecured promissory note to JSJ Investments, Inc., bearing interest at a rate of 8% per annum, with a maturity date of May 8, 2019 in exchange for net proceeds of $103,000. The note is convertible at 70% of the lowest VWAP during the ten (10) trading days prior to the conversion request date. The note is currently in default.	108,000	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 1, 2018, the Company issued a (i) $240,000 unsecured promissory note to SBI Investments, LLC, bearing interest at a rate of 5% per annum, with a maturity date of February 1, 2019, and (ii) a Warrant exercisable until May 1, 2021 to purchase 1,000,000 shares of the Company’s common stock at a price of $0.10 per share, in exchange for net proceeds of $225,000. The note is convertible at 70% of the lowest VWAP during the fifteen (15) trading days prior to the conversion request date. The note is currently in default.	240,000	-

On April 17, 2018, the Company issued a $38,500 unsecured promissory note to Jefferson Street Capital, LLC, bearing interest at a rate of 8% per annum, with a maturity date of January 19, 2019 in exchange for net proceeds of $35,000. The note is convertible at 70% of the average of the three lowest closing traded prices during the ten (10) trading days prior to the conversion request date. The note is currently in default.	38,500	-

On April 17, 2018, the Company issued a $136,500 unsecured promissory note to BlueHawk Capital, LLC, bearing interest at a rate of 8% per annum, with a maturity date of January 19, 2019 in exchange for net proceeds of $125,000. The note is convertible at 70% of the average of the three lowest closing traded prices during the ten (10) trading days prior to the conversion request date. The note is currently in default.	136,500	-

On February 13, 2018, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note that carries a 10% interest rate with a face value of $122,400 (“Fifth Group 10 Note”), which matures on February 13, 2019. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The Company paid total debt issuance costs of $2,400 that is being amortized over the life of the loan on the straight-line method, which approximates the effective interest method. The Company must at all times reserve at least 30 million shares of common stock for potential conversions. The note is currently in default.	122,400	-

On January 16, 2018, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note that carries a 10% interest rate with a face value of $122,400 (“Fourth Group 10 Note”), which matures on January 16, 2019. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The Company paid total debt issuance costs of $2,400 that is being amortized over the life of the loan on the straight-line method, which approximates the effective interest method. The Company must at all times reserve at least 30 million shares of common stock for potential conversions. The note is currently in default.	122,400	-

On December 15, 2017, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note that carries a 10% interest rate with a face value of $122,400 (“Third Group 10 Note”), which matures on December 15, 2018. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The Company paid total debt issuance costs of $2,400 that is being amortized over the life of the loan on the straight-line method, which approximates the effective interest method. The Company must at all times reserve at least 30 million shares of common stock for potential conversions. On June 26, 2018 the noteholder converted $50,000 of principal in exchange for the issuance of 1,547,508 shares. The note is currently in default.	72,400	122,400

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On November 8, 2017, the Company amended the two notes with Black Mountain Equities, Inc. (“First Black Mountain Note”) and Gemini Master Fund, Ltd. (“First Gemini Note”). The amended notes extended the maturity dates to December 9, 2017, increased the principal amount owed by $8,250 each, and established conversion features. The principal and interest became convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the lowest volume weighted average price (“VWAP”) over the fifteen (15) trading days preceding the conversion date, as limited to $40,000 of conversion during any 10 day trading period. The notes were originally entered into on May 8, 2017, pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $165,000, and (ii) a Warrant exercisable until May 31, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matures on November 8, 2017, bears interest at a rate of 10% per annum payable at maturity, and is subject to acceleration in the event the Company becomes delinquent in its reporting obligation with the Securities and Exchange Commission and upon other customary events of default set forth in the Notes. The Warrants can be exercised on a cashless basis by the Investors, and the Company can require the Investors to exercise the Warrants on a cashless basis at any time following the six-month anniversary of the issuance date, provided that at such time (i) the volume weighted average price of the common stock has been greater than $0.25 for a period of thirty (30) consecutive trading days, and (ii) trading in the common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which the Common Stock is trading). On various dates between December 11, 2017 and April 17, 2018, the noteholders converted an aggregate $339,873, consisting of $316,500 of principal and $23,373 of interest, in exchange for the issuance of 6,875,717 shares. The note has been satisfied in full.	-	266,500

On November 8, 2017, the Company issued a $200,000 promissory note (“Second Group 10 Note”) in exchange for the debt acquired from Rxmm, as note below. The new note matures on November 8, 2018. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the ten (10) trading days preceding the conversion date. The Company must at all times reserve at least 50 million shares of common stock for potential conversions. On various dates between December 6, 2017 and February 5, 2018, the noteholder converted $200,000 of principal in exchange for the issuance of 3,658,652 shares. The note has been satisfied in full.	-	150,000

On November 7, 2017, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note with a face value of $122,400 (“First Group 10 Note”), which matures on November 7, 2018. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The Company paid total debt issuance costs of $2,400 that is being amortized over the life of the loan on the straight-line method, which approximates the effective interest method. The Company must at all times reserve at least 50 million shares of common stock for potential conversions. On various dates between May 15, 2018 and May 30, 2018, the noteholders converted an aggregate $128,000, consisting of $122,400 of principal and $5,600 of interest, in exchange for the issuance of 4,378,352 shares. The note has been satisfied in full.	-	122,400

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On November 8, 2017, provisions within two notes with Black Mountain Equities, Inc. (“Second Black Mountain Note”) and Gemini Master Fund, Ltd. (“Second Gemini Note”) established conversion features. The principal and interest became convertible into shares of common stock at the discretion of the note holder at a price equal to seventy five percent (75%) of the lowest traded price during the fifteen (15) trading days preceding the conversion date. The notes were originally entered into on September 14, 2017, the Company entered into a Securities Purchase Agreement with Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (the “Investors”), pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $158,000, and (ii) a Warrant exercisable until May 31, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matures on March 14, 2018, bears interest at a rate of 10% per annum payable at maturity, and is subject to acceleration in the event the Company becomes delinquent in its reporting obligation with the Securities and Exchange Commission and upon other customary events of default set forth in the Notes. The Warrants can be exercised on a cashless basis by the Investors, and the Company can require the Investors to exercise the Warrants on a cashless basis at any time following the six-month anniversary of the issuance date, provided that at such time (i) the volume weighted average price of the common stock has been greater than $0.25 for a period of thirty (30) consecutive trading days, and (ii) trading in the common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which the Common Stock is trading). On various dates between March 22, 2018 and May 30, 2018, the noteholders converted $167,657, consisting of $158,000 of principal and $9,657 of interest, in exchange for the issuance of 5,244,756 shares. The Second Gemini note has been satisfied in full, and $155,000 of cash was repaid on the Second Black Mountain leaving $3,000 of principal outstanding. The note is currently in default.	3,000	316,000

On October 27, 2017, the Company received net proceeds of $73,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $76,500 (“First Fourth Man Note”), which matures on October 27, 2018. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy five percent (75%) of the lowest traded price of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The Company paid total debt issuance costs of $3,500 that is being amortized over the life of the loan on the straight-line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On June 1, 2018, a penalty of $15,300 was added to the principal balance of the note due to default provisions. The note is currently in default.	91,800	76,500

On October 27, 2017, the Company received net proceeds of $73,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $76,500 (“First Emunah Note”), which matures on October 27, 2018. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy five percent (75%) of the lowest traded price of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance costs of $3,500 that is being amortized over the life of the loan on the straight-line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On June 1, 2018, a penalty of $15,300 was added to the principal balance of the note due to default provisions. The note is currently in default.	91,800	76,500

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matured on April 11, 2015. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight-line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	35,000	35,000

Total convertible debentures	2,161,800	1,165,300
Less: unamortized debt discounts	(1,820,149)	(790,621)
Convertible debentures	$341,651	$374,679

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $1,802,036 and $1,004,335 for the variable conversion features of the convertible debts incurred during the six months ended June 30, 2018 and the year ended December 31, 2017. The discounts are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $772,508 and $42,294 of interest expense pursuant to the amortization of the note discounts during the six months ended June 30, 2018 and 2017, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $64,685 and $8,903 for the six months ended June 30, 2018 and 2017, respectively related to convertible debts.

Note 13 – Short Term Debt

Short-term debt consists of the following at June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
On June 18, 2018, the Company received proceeds of $100,000 in exchange for an unsecured promissory note maturing on August 8, 2018, carrying a fixed interest amount of $5,000 (“First Irani Note”). The note is currently in default.	$100,000	$-

On March 23, 2018, the Company received proceeds of $17,000 in exchange for an unsecured promissory note due on demand, carrying a fixed interest amount of $750. The Company repaid a total of $10,000 between March 29, 2018 and April 19, 2018.	7,000	-

On December 28, 2017, the Company received net proceeds of $80,000 in exchange for an unsecured convertible promissory note that carries a 5% interest rate with a face value of $90,000 (“First RDP Note”), which matured on February 26, 2018. The Company is required to have fully paid all principal and accrued interest due and owing to SK L-58, LLC under the certain Promissory Note dated September 19, 2017 in the principal amount of $50,000, as shown below. The note carries an eighteen percent (18%) interest rate in the event of default. The Company paid total debt issuance cost of $10,000 that is being amortized over the life of the loan on the straight-line method, which approximates the effective interest method. In addition, the Note Holder was issued 10,000,000 warrants, exercisable at $0.03 per share over a period of four months, commencing on August 11, 2019. The warrants are cancellable in exchange for $1 if this note and the SK L-58, LLC note dated September 19, 2017 are repaid in full. This note is currently in default.	90,000	90,000

On September 19, 2017, the Company issued a $50,000 unsecured promissory note to SK L-58, LLC bearing interest at a rate of 5% per annum, with a maturity date of November 3, 2017. Upon an event of default, the Company is required to issue to lender warrants to acquire one million shares at an exercise price of $0.05 per share every 30 days the note is unpaid. Each warrant issued as a result of an Event of Default will become and remain exercisable for the four (4) complete calendar month period beginning on the first day of the thirty second (32nd) month following an Event of Default. This note is currently in default.	50,000	50,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Each warrant vested four months following its date of issuance and is exercisable for a period of two years thereafter. The note is currently in default.

	925,000	925,000

On various dates between January 11, 2016 and April 20, 2016, the Company received aggregate refundable advances of $143,000 as the Company and an investor developed terms to a potential partnership agreement with GLFH. On June 1, 2016, the Company issued a promissory note in exchange for those deposits. The unsecured promissory note bears interest at 4% per annum (“First ZG Note”), which matured on January 3, 2017, and awarded the lender options to acquire up to 5,000,000 shares of common stock, exercisable at $0.01 per share over a four (4) week period from the origination date, which expired on July 1, 2016, in addition to options to acquire up to another 3,000,000 shares of common stock, exercisable at $0.08 per share over a twenty four (24) month period from the origination date. The aggregate fair value of the options is $6,996 and is being amortized over the earlier of the life of the loan, or the life of the options, as a debt discount. The note is in default and carries a default rate of 10% and remains outstanding.	143,000	143,000

Total short term debt	1,315,000	1,208,000
Less: unamortized debt discounts	(192,673)	(432,190)
Short term debt	$1,122,327	$775,810

The Company recorded $229,517 and $229,599 of interest expense pursuant to the amortization of the note discounts during the six months ended June 30, 2018 and 2017, respectively.

The Company recorded interest expense pursuant to the stated interest rate on the above promissory notes in the amount of $31,499 and $23,128 at June 30, 2018 and 2017, respectively.

The following presents components of interest expense by instrument type at June 30, 2018 and 2017, respectively:

	June 30, 2018	June 30, 2017
Interest on convertible debentures	$64,685	$8,903
Amortization of debt discounts	1,002,025	377,026
Interest on short term debt	31,499	31,809
Accounts payable related finance charges	1,231	2,177
	$1,099,440	$419,915

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Derivative Liabilities

As discussed in Note 12 under Convertible Debentures, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $5,396,061 and $9,530,296 at June 30, 2018 and December 31, 2017, respectively. The change in fair value of the derivative liabilities resulted in a gain of $5,112,148 and a loss of $1,867,832 for the six months ended June 30, 2018 and 2017, respectively, which has been reported as other expense in the statements of operations. The gain of $5,112,148 for the six months ended June 30, 2018 consisted of a gain of $5,685 attributable to the value in excess of discounts on new warrants, a gain of $5,761,228 attributable to the fair value of warrants, a loss of $625,240 on excess derivative value and a net loss in market value of $23,840 on the convertible notes. The loss of $1,867,832 for the six months ended June 30, 2017 consisted of a loss of $1,792,445 attributable to the fair value of warrants and a net loss in market value of $75,387 on the convertible notes.

The following presents the derivative liability value by instrument type at June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
Convertible debentures	$2,723,524	$1,033,644
Common stock warrants	2,672,537	8,496,652
	$5,396,061	$9,530,296

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively:

Derivative
Liability
Total
Balance, December 31, 2016	$482,674
Increase in derivative value attributable to issuance of convertible notes	956,320
Increase in derivative value attributable to issuance of warrants	4,321,045
Change in fair market value of derivative liabilities due to the mark to market adjustment	4,221,728
Debt conversions and redemptions	(451,471)
Balance, December 31, 2017	$9,530,296
Increase in derivative value attributable to issuance of convertible notes	2,373,976
Increase in derivative value attributable to issuance of warrants	89,546
Change in fair market value of derivative liabilities due to the mark to market adjustment	(5,737,388)
Debt conversions and redemptions	(860,369)
Balance, June 30, 2018	$5,396,061

Key inputs and assumptions used to value the convertible debentures and warrants issued during the six months ended June 30, 2018 and the year ended December 31, 2017:

●	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
●	The projected volatility curve for each valuation period was based on the historical volatility of the Company in the range of 116% to 138%.
●	The warrant exercise prices ranged from $0.03 to $0.24, exercisable over 2 to 10 year periods from the grant date.
●	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
●	The monthly trading volume would average below $3,439,887 to $2,188,776 in the period and would increase at 1% per month.
●	The holder would automatically convert the notes at maturity at the greater of 2 times the conversion price or stock price if the registration was effective and the Company was not in default.
●	An event of default for the convertible note would occur 0% of the time, increasing to 1% per month to a maximum of 5%.
●	Alternative financing for the convertible note would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 50%.

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

The Series C shares carry 50:1 preferential voting rights, and are convertible into shares of common stock on a 1:1 basis

Common Stock Authorized

The Company has authorized 1,200,000,000 shares of common stock, of which 678,072,453 shares were issued and outstanding and 206,605,359 shares were reserved as of the date of this filing.

Common Stock Sales

On June 29, 2018, the Company sold 1,021,000 units at $0.05 per unit, consisting of 1,021,000 shares of common stock and 1,021,000 warrants exercisable at $0.075 per share over the following 3 years to an individual investor for proceeds of $51,050. The shares were subsequently issued on September 10, 2018.

On March 12, 2018, the Company sold 333,333 units at $0.15 per unit, consisting of 333,333 shares of common stock and 666,700 warrants exercisable at $0.15 per share over the following 3 years to an individual investor for proceeds of $50,000. The shares were subsequently issued on April 30, 2018.

Common Stock Issuances for Settlement of Trade Payables

On June 1, 2018, the Superior Court of the State of California, County of Los Angeles, Central District, entered an order approving the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, in accordance with the Settlement Agreement, in the matter entitled RAI Capital, LLC, Plaintiff (“RAI”), v. Players Network, Inc., Defendant. RAI commenced the Action against the Company to recover $398,217 of past-due obligations and accounts payable of the Company which RAI had purchased from certain vendors of the Company pursuant to the terms of separate receivable purchase agreements between RAI and such vendors. The Order provided for the full and final settlement of the Action, whereby the Company issued RAI 13,298,837 shares in settlement of $398,217 of outstanding payables. The total fair value of the common stock was $743,405 based on the closing price of the Company’s common stock on the date of grant, resulting in a loss of $345,188.

Common Stock Issuances for Debt Conversions

On June 26, 2018, a noteholder elected to convert $50,000 of outstanding principal on the Third Group 10 Note in exchange for 1,547,508 shares of common stock. The shares were subsequently issued on July 3, 2018. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On May 30, 2018, the Company issued 2,591,362 shares of common stock pursuant to the conversion of $78,000, consisting of $72,400 of outstanding principal and $5,600 of unpaid interest, on the First Group 10 Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On May 30, 2018, the Company issued 2,118,721 shares of common stock pursuant to the conversion of $61,973, consisting of $58,000 of outstanding principal and $3,973 of unpaid interest, on the Second Gemini Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On May 15, 2018, the Company issued 1,786,990 shares of common stock pursuant to the conversion of $50,000 of outstanding principal on the First Group 10 Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 14, 2018, the Company issued 2,009,451 shares of common stock pursuant to the conversion of $53,205, consisting of $50,000 of outstanding principal and $3,205 of unpaid interest, on the Second Gemini Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On April 17, 2018, the Company issued 707,156 shares of common stock pursuant to the conversion of $24,998, consisting of $13,250 of outstanding principal and $11,748 of unpaid interest, on the First Gemini Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

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

Exercise of Warrants

On June 5, 2018, the holder of the Second Black Mountain Note exercised warrants to purchase 7,954,546 shares of common stock on a cashless basis at $0.0264, resulting in the issuance of 4,389,180 shares.

On May 31, 2018, the holder of the First Emunah Note exercised warrants to purchase 1,000,000 shares of common stock at $0.03535 per share for proceeds of $35,350.

On March 28, 2018, a warrant holder exercised warrants to purchase 3,000,000 shares of common stock at $0.04 per share for proceeds of $120,000. The shares were subsequently issued on April 30, 2018.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Awarded for Services

On April 19, 2018, the Company awarded 500,000 shares of common stock to BlueHawk Capital, LLC pursuant to a consulting agreement. The total fair value of the common stock was $29,000 based on the closing price of the Company’s common stock on the date of grant. The Company subsequently issued the shares on July 11, 2018.

On March 12, 2018, the Company issued a total of 350,000 shares of common stock to a consultant for services provided. The total fair value of the common stock was $25,550 based on the closing price of the Company’s common stock on the date of grant. The Company subsequently issued 300,000 shares on April 30, 2018 and the remaining 50,000 shares on September 10, 2018.

On January 1, 2018, pursuant to his employment agreement, our chief financial officer at that time earned $11,940 of compensation that was required to be paid with 300,000 shares of our common stock based on the closing stock price on such date. The shares were subsequently issued on July 11, 2018.

Note 16 – Options and Warrants

Warrants Granted

On June 29, 2018, the Company sold 1,021,000 units at $0.05 per unit, consisting of 1,021,000 shares of common stock and 1,021,000 warrants exercisable at $0.075 per share over the following 3 years, to an individual investor for proceeds of $51,050. The shares were subsequently issued on September 10, 2018.

On June 1, 2018, a warrant holder was issued warrants to purchase 3,000,000 shares of common stock at $0.055 per share over the following 5 years as an inducement to exercise his warrants on March 28, 2018.

On May 31, 2018, the holder of the First Emunah Note exercised warrants to purchase 1,000,000 shares of common stock at $0.03535 per share for proceeds of $35,350.

On May 14, 2018, warrants issued to Black Mountain Equities, Inc. were adjusted pursuant to terms within their promissory note, resulting in the issuance of an additional 6,454,545 warrants exercisable at $0.0264 over the remaining term, in addition to the repricing of an aggregate 2,800,000 previously outstanding warrants to $0.0264 per share.

On May 14, 2018, warrants issued to Gemini Master Fund, Ltd. were adjusted pursuant to terms within their promissory note, resulting in the issuance of an additional 5,154,545 warrants exercisable at $0.0264 over the remaining term, in addition to the repricing of an aggregate 2,800,000 previously outstanding warrants to $0.0264 per share.

On May 1, 2018, the Company issued warrants exercisable until May 1, 2021 to purchase 1,000,000 shares of the Company’s common at a price of $0.10 per share, in exchange for net proceeds of $225,000 pursuant to a convertible note offering to SBI Investments, LLC.

On April 17, 2018, class A and B warrants issued to Emunah Funding LLC and Fourth Man LLC were adjusted pursuant to terms within their respective notes, resulting in the issuance of an additional 2,594,714 warrants exercisable at $0.03535 over the remaining term, in addition to the repricing of an aggregate 6,528,340 previously outstanding warrants to $0.03535 per share. All of these warrants were subsequently exchanged for two $75,000 convertible notes on October 15, 2018.

On March 28, 2018, a warrant holder exercised warrants to purchase 3,000,000 shares of common stock at $0.04 per share for proceeds of $120,000. The shares were subsequently issued on April 30, 2018.

On March 12, 2018, the Company sold 333,333 units at $0.15 per unit, consisting of 333,333 shares of common stock and 333,333 warrants exercisable at $0.15 per share over the following 3 years, to an individual investor for proceeds of $50,000. The shares were subsequently issued on April 30, 2018

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants Exercised

On June 5, 2018, the holder of the Second Black Mountain Note exercised warrants to purchase 7,954,546 shares of common stock on a cashless basis at $0.0264, resulting in the issuance of 4,389,180 shares.

On March 28, 2018, a warrant holder exercised warrants to purchase 3,000,000 shares of common stock at $0.04 per share for proceeds of $120,000. The shares have not yet been issued.

Options Expired

On February 20, 2018, a total of 8,000,000 options with a strike price of $0.04 per share expired.

On June 1, 2018, a total of 3,000,000 options with a strike price of $0.08 per share expired.

Note 17 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2018 and the year ended December 31, 2017, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2018, the Company had approximately $31,364,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	June 30 2018	December 31, 2017
Deferred tax assets:
Net operating loss carry forwards	$6,586,440	$9,328,900

Net deferred tax assets before valuation allowance	6,586,440	9,328,900
Less: Valuation allowance	(6,586,440)	(9,328,900)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2018 and December 31, 2017, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	June 30, 2018	December 31, 2017

Federal and state statutory rate	21%	35%
Change in valuation allowance on deferred tax assets	(21)%	(35)%

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 18 – Non-Controlling Interest

Non-controlling interest represents a minority interest in GLFH of 15.6% held by ten individuals. The net loss attributable to the non-controlling interest totaled $88,650 and $57,249 during the six months ended June 30, 2018 and 2017, respectively. The net loss attributable to the parent was and $518,540 and $334,870 during the six months ended June 30, 2018 and 2017, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 19 – Subsequent Events

Rescission of Salinas Acquisition

On December 31, 2018, the Company and LCG Business Enterprises, LLC (“LCG”) agreed to rescind the May 24, 2018 purchase of substantially all the assets of LCG , consisting primarily of a 56,000 square foot commercial cannabis agricultural facility at 25600 Encinal Road, Salinas, California. The Company decided to rescind the transaction primarily due to operational and reporting issues it discovered following the closing. Subsequently, all of the assets, liabilities and operations of this subsidiary were returned to LCG on December 31, 2018.

Proposed Jujuy, Argentina Joint Venture

In October 2018, Green Leaf and the Province of Jujuy, Argentina (the “Province”) entered into a Memorandum of Understanding that contemplates the formation of an entity jointly owned by the Province and Green Leaf that will cultivate, manufacture and distribute cannabis and cannabis products on land provided to the joint venture by the Province. Pursuant to the Memorandum of Understanding, among other things, Green Leaf will be responsible for providing the necessary funding for the development of the project and the hiring and training of local personnel for the project, and the Province will provide all of the necessary permits as well as the use of land in Jujuy, Argentina at no cost to the joint venture for a 99-year period. The Company’s management believes this venture presents a significant opportunity for the Company and its stockholders, particularly given the favorable agricultural climate in Jujuy, Argentina and the local cost of labor in that market. However, the Memorandum of Understanding is subject to the negotiation and execution of definitive agreements, and there can be no assurance that the transactions contemplated by Memorandum of Understanding will be effected.

Convertible Debt Financing

On October 15, 2018, the Company issued an unsecured convertible promissory note that carries a 3% interest rate with a face value of $75,000 (“Second Fourth Man Note”), which matures on October 15, 2019. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy one percent (71%) of the three lowest daily volume weighted average prices of the Company’s common stock over the ten (10) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note was issued in exchange for the cancellation of warrants previously awarded on October 27, 2017, consisting of the class A warrant in respect to the right to purchase 1,000,000 shares and the class B warrant to purchase 75,000 shares.

On October 15, 2018, the Company issued an unsecured convertible promissory note that carries a 3% interest rate with a face value of $75,000 (“Second Emunah Note”), which matures on October 15, 2019. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy one percent (71%) of the three lowest daily volume weighted average prices of the Company’s common stock over the ten (10) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note was issued in exchange for the cancellation of warrants previously awarded on October 27, 2017, consisting of the class A warrant in respect to the right to purchase 1,000,000 shares and the class B warrant to purchase 75,000 shares.

On July 13, 2018, the Company received net proceeds of $47,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $76,500 (“First BHP Note”), which matures on April 13, 2019. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing bid traded prices of the Company’s common stock over the ten (10) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance costs of $2,750 and 100,000 shares of common stock that is being amortized over the life of the loan on the straight-line method, which approximates the effective interest method. The Company must at all times reserve at least 12 million shares of common stock for potential conversions.

Common Stock Issued on Subscriptions Payable

On various dates between July 3, 2018, and September 10, 2018, a total of 3,418,508 shares were issued that have been classified as Subscriptions Payable on our financial statements with respect to shares issued pursuant to stock sales in the prior period valued at an aggregate $145,640.

Common Stock Issuances for Debt Conversions

On various dates between July 16, 2018 and January 9, 2019, the Company issued an aggregate 22,807,918 shares of common stock pursuant to the conversion of $574,287, consisting of $545,723 of outstanding principal and $28,565 of unpaid interest, on convertible notes.

Common Stock Sales

On December 14, 2018, the Company sold 416,667 units at $0.06 per unit, consisting of 416,667 shares of common stock and 416,667 warrants exercisable at $0.12 per share over the following 3 years to an individual investor for proceeds of $25,000.

On September 24, 2018, the Company sold 1,000,000 units at $0.065 per unit, consisting of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.085 per share over the following 3 years to an individual investor for proceeds of $65,000. The shares were subsequently issued on December 14, 2018.

On November 30, 2018, the Company sold 300,000 units at $0.05 per unit, consisting of 300,000 shares of common stock and 300,000 warrants exercisable at $0.08 per share over the following 3 years to an individual investor for proceeds of $15,000.

On November 5, 2018, the Company sold 2,000,000 units at $0.06 per unit, consisting of 2,000,000 shares of common stock and 2,000,000 warrants exercisable at $0.12 per share over the following 3 years to an individual investor for proceeds of $120,000.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Exercise of Warrants

On December 19, 2018, a warrant holder exercised warrants to purchase 3,000,000 shares of common stock at $0.04 per share for proceeds of $120,000.

Common Stock Awarded for Services, Officers and Directors

On July 11, 2018, the Company issued an aggregate total of 4,800,000 shares of common stock to the three board members for services provided. The total fair value of the common stock was $191,040 based on the closing price of the Company’s common stock on the date of grant.

On July 11, 2018, the Company issued an additional 400,000 shares of common stock to one of its board members as a bonus for services provided. The total fair value of the common stock was $15,920 based on the closing price of the Company’s common stock on the date of grant.

On July 11, 2018, the Company issued 3,000,000 shares of common stock to its CEO in satisfaction of unpaid compensation. The total fair value of the common stock was $119,400 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Awarded for Services

On various dates between July 11, 2018 and November 9, 2018, the Company issued a total of 15,400,000 shares of common stock to 27 consultants for services provided. The aggregate fair value of the common stock was $741,990 based on the closing price of the Company’s common stock on the respective grant dates.

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

Proposed Jujuy, Argentina Joint Venture

In October 2018, Green Leaf and the Province of Jujuy, Argentina (the “Province”) entered into a Memorandum of Understanding that contemplates the formation of an entity jointly owned by the Province and Green Leaf that will cultivate, manufacture and distribute cannabis and cannabis products on land provided to the joint venture by the Province. Pursuant to the Memorandum of Understanding, among other things, Green Leaf will be responsible for providing the necessary funding for the development of the project and the hiring and training of local personnel for the project, and the Province will provide all of the necessary permits as well as the use of land in Jujuy, Argentina at no cost to the joint venture for a 99-year period. The Company’s management believes this venture presents a significant opportunity for the Company and its stockholders, particularly given the favorable agricultural climate in Jujuy, Argentina and the local cost of labor in that market. However, the Memorandum of Understanding is subject to the negotiation and execution of definitive agreements, and there can be no assurance that the transactions contemplated by Memorandum of Understanding will be effected.

Results of Operations for the Three Months Ended June 30, 2018 and 2017:

The following tables and narrative discussion set forth key components of our results of operations for the period indicated and key components of our income and expenses for the period indicated. Our subsequent discontinued operations necessitated that we present our historical operations related to those operations as a single line item within the statement of operations. The following discussion of our results of operations is based on our continuing operations and, therefore, excludes any results or discussion of our discontinued operation.

	For the Three Months Ended
	June 30,		Increase /
	2018	2017	(Decrease)

Revenues	$20,102	$2,979	$17,123
Cost of goods sold	22,873	2,208	20,665
Gross profit (loss)	(2,771)	771	(3,542)

Direct operating costs	131,844	71,849	59,995
General and administrative	694,784	734,430	(39,646)
Officer salaries	72,317	43,750	28,567
Depreciation and amortization	31,815	11,534	20,281

Total operating expenses	930,760	861,563	69,197

Operating loss	(933,531)	(860,792)	(72,739)

Total other income (expense)	(2,715,781)	(2,039,357)	676,424

Net loss from continuing operations	$(3,649,312)	$(2,900,149)	$749,163

Revenues:

During the three months ended June 30, 2018 and 2017, we received revenues from the sale of cannabis products, in-home media, advertising fees and the recognition of deferred revenues on content development. Our sales primarily consisted of the resale of raw materials that we previously purchased from other licensed production and cultivation facilities and resold to licensed dispensaries as we progressed in the development of our facility. Aggregate revenues for the three months ended June 30, 2018 were $20,102, compared to revenues of $2,979 during the three months ended June 30, 2017, an increase in revenues of $17,123, or 575%.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2018 were $22,873, compared to $2,208 during the three months ended June 30, 2017, an increase of $20,665, or 936%. Cost of sales consists primarily of labor, depreciation and maintenance on cultivation and production equipment, in addition to raw materials sold and consumed in our cultivation and production operations. The increased cost of sales in the current period was due to increased operations in the current year.

Direct Operating Costs:

Direct operating costs were $131,844 for the three months ended June 30, 2018, compared to $71,849 for the three months ended June 30, 2017, an increase of $59,995, or 84%. Our direct operating costs increased primarily due to expanded work on WeedTV and our cannabis cultivation operations during the three months ended June 30, 2018.

General and Administrative:

General and administrative expenses were $694,784 for the three months ended June 30, 2018, compared to $734,430 for the three months ended June 30, 2017, a decrease of $39,646, or 5%. General and administrative expense decreased primarily due to decreased insurance and administrative costs during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Officer Salaries:

Officer salaries expense totaled $72,317 for the three months ended June 30, 2018, compared to $43,750, for the three months ended June 30, 2017, an increase of $28,567, or 65%. Our officer salaries increased due to the employment of a Chief Financial Officer during the three months ended June 30, 2018 that was not present during the comparative three months ended June 30, 2017.

Depreciation and Amortization:

Depreciation and amortization expense was $31,815 for the three months ended June 30, 2018, compared to $11,534 for the three months ended June 30, 2017, an increase of $20,281, or 176%. Depreciation increased primarily due to placing our leasehold improvements and other equipment purchases into service for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Operating Loss:

Operating loss for the three months ended June 30, 2018 was $933,531 or ($0.00) per share, compared to an operating loss of $860,792 for the three months ended June 30, 2017, or ($0.00) per share, an increase of $72,739, or 8%. Operating loss increased primarily due to increased operating costs and depreciation as we ramped up efforts to get our cannabis facility operational during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Other Income (Expense):

Other expense, on a net basis, was $2,715,781 for the three months ended June 30, 2018, compared to other expense of $2,039,357 for the three months ended June 30, 2017, an increase of $676,424, or 33%. Other expense increased, on a net basis, primarily due to a loss on debt extinguishment of $375,788 and the goodwill impairment of $1,250,314 in the current period, and by increased interest expense on debt financing of $228,675, as diminished by a decreased change in derivative liability of $1,178,323 during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Net Loss from Continuing Operations:

The net loss from continuing operations for the three months ended June 30, 2018 was $3,649,312, or $0.01 per share, compared to a net loss from continuing operations of $2,900,149, or ($0.01) per share, for the three months ended June 30, 2017, an increase of $749,163, or 26%. Net loss from continuing operations increased primarily due to increased non-cash charges presented as other expenses, above, during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Results of Operations for the Six Months Ended June 30, 2018 and 2017:

The following tables and narrative discussion set forth key components of our results of operations for the period indicated and key components of our income and expenses for the period indicated. Our subsequent discontinued operations necessitated that we present our historical operations related to those operations as a single line item within the statement of operations. The following discussion of our results of operations is based on our continuing operations and, therefore, excludes any results or discussion of our discontinued operation.

	For the Six Months Ended
	June 30,		Increase /
	2018	2017	(Decrease)

Revenues	$211,964	$3,070	$208,894
Cost of goods sold	228,049	2,208	225,841
Gross profit (loss)	(16,085)	862	(16,947)

Direct operating costs	243,407	93,051	150,356
General and administrative	1,179,179	1,152,866	26,313
Officer salaries	141,267	122,100	19,167
Depreciation and amortization	62,365	14,308	48,057

Total operating expenses	1,642,303	1,382,325	243,893

Operating loss	(1,642,303)	(1,381,463)	260,840

Total other income (expense)	2,400,464	(2,287,747)	4,688,211

Net loss	$758,161	$(3,669,210)	$4,427,371

Revenues:

During the six months ended June 30, 2018 and 2017, we received revenues from the sale of cannabis products, in-home media, advertising fees and the recognition of deferred revenues on content development. Our sales primarily consisted of the resale of raw materials that we previously purchased from other licensed production and cultivation facilities and resold to licensed dispensaries as we progressed in the development of our North Las Vegas facility. Aggregate revenues for the six months ended June 30, 2018 were $211,964, compared to revenues of $3,070 during the six months ended June 30, 2017, an increase in revenues of $208,894, or 6,804%.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2018 were $228,049, compared to $2,208 during the six months ended June 30, 2017, an increase of $225,841, or 10,228%. Cost of sales consists primarily of labor, depreciation and maintenance on cultivation and production equipment, in addition to raw materials sold and consumed in our cultivation and production operations. The increased cost of sales in the current period was due to the commencement of operations in the current year.

Direct Operating Costs:

Direct operating costs were $243,407 for the six months ended June 30, 2018, compared to $93,051 for the six months ended June 30, 2017, an increase of $150,356, or 162%. Our direct operating costs increased primarily due to increased focus on WeedTV and our cannabis cultivation operations during the six months ended June 30, 2018.

General and Administrative:

General and administrative expenses were $1,179,179 for the six months ended June 30, 2018, compared to $1,152,866 for the six months ended June 30, 2017, an increase of $26,313, or 2%.

Officer Salaries:

Officer salaries expense totaled $141,267 for the six months ended June 30, 2018, compared to $122,100, for the six months ended June 30, 2017, an increase of $19,167, or 16%. Our officer salaries increased due to the employment of a Chief Financial Officer during the six months ended June 30, 2018 that was not present in the comparative period, which was offset by stock-based compensation bonuses paid during the six months ended June 30, 2017 that was not paid during the six months ended June 30, 2018.

Depreciation and Amortization:

Depreciation and amortization expense was $62,365 for the six months ended June 30, 2018, compared to $14,308 for the six months ended June 30, 2017, an increase of $48,057, or 336%. Depreciation increased primarily due to placing our leasehold improvements and other equipment purchases into service for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Operating Loss:

Operating loss for the six months ended June 30, 2018 was $1,642,303 or ($0.00) per share, compared to an operating loss of $1,381,463 for the six months ended June 30, 2017, or ($0.00) per share, an increase of $260,840 or 19%. Operating loss increased primarily due to increased operating costs and depreciation as we significantly ramped up efforts to get our cannabis facility operational during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Other Income (Expense):

Other income, on a net basis, was $2,400,464 for the six months ended June 30, 2018, compared to other expenses of $2,287,747 for the six months ended June 30, 2017, an increase of $4,688,211, or 205%. Other income increased, on a net basis, primarily due to the increased change in derivative liabilities of $6,979,980, or 374%, as offset by losses on debt extinguishment of $362,017, goodwill impairment of $1,250,314 and an increased interest expense on debt financing of $679,525, or 162% during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Net Income (Loss) from Continuing Operations:

The net income from continuing operations for the six months ended June 30, 2018 was $758,161, or $0.00 per share, compared to a net loss from continuing operations of $3,669,210, or ($0.01) per share, for the six months ended June 30, 2017, an increase of $4,427,371, or 121%. Net income increased primarily due to an increased change in our derivative liabilities during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2018 compared to December 31, 2017.

	June 30,	December 31,	Increase /
	2018	2017	(Decrease)

Total Assets	$4,977,204	$1,209,773	$3,767,431

Total Liabilities	$12,383,427	$11,860,997	$522,430

Accumulated (Deficit)	$(43,886,398)	$(44,597,401)	$(711,003)

Stockholders’ Equity (Deficit)	$(7,406,223)	$(10,651,224)	$(3,245,001)

Working Capital (Deficit)	$(8,376,117)	$(11,456,491)	$(3,080,374)

Our principal source of operating capital has been provided from equity investments and debt financings. At June 30, 2018, we had a negative working capital position of $8,376,117.

Debt Financing

On October 15, 2018, the Company issued an unsecured convertible promissory note that carries a 3% interest rate with a face value of $75,000, which matures on October 15, 2019. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy one percent (71%) of the three lowest daily volume weighted average prices of the Company’s common stock over the ten (10) trading days preceding the conversion date.

On October 15, 2018, the Company issued an unsecured convertible promissory note that carries a 3% interest rate with a face value of $75,000, which matures on October 15, 2019. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy one percent (71%) of the three lowest daily volume weighted average prices of the Company’s common stock over the ten (10) trading days preceding the conversion date.

On July 13, 2018, the Company received net proceeds of $47,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $76,500 which matures on April 13, 2019. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing bid traded prices of the Company’s common stock over the ten (10) trading days preceding the conversion date.

On June 18, 2018, the Company received proceeds of $100,000 in exchange for an unsecured promissory note maturing on August 8, 2018, carrying a fixed interest amount of $5,000.

On May 18, 2018, the Company received net proceeds of $1,100,000 in exchange for an unsecured convertible promissory note that carries a 12% interest rate with a face value of $1,100,000, which matures on May 18, 2019. The principal and interest are convertible into shares of common stock after 90 days at the discretion of the note holder at a price equal to 50% of the closing traded price if the average of the high and low trading price of the Company’s common stock is less than or equal to $0.15, 40% of the closing traded price if such average is more than $0.15 and less than $0.20, and 30% of the closing traded price if such average is more than $0.20.

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

On February 13, 2018, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note that carries a 10% interest rate with a face value of $122,400, which matures on February 13, 2019. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date.

On January 16, 2018, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note that carries a 10% interest rate with a face value of $122,400, which matures on January 16, 2019. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date.

Common Stock Sales

On June 29, 2018, the Company sold 1,021,000 units at $0.05 per unit, consisting of 1,021,000 shares of common stock and 1,021,000 warrants exercisable at $0.075 per share over the following 3 years to an individual investor for proceeds of $51,050.

On March 12, 2018, the Company sold 333,333 units at $0.15 per unit, consisting of 333,333 shares of common stock and 666,700 warrants exercisable at $0.15 per share over the following 3 years to an individual investor for proceeds of $50,000.

We have utilized these funds for our current and planned operations, and to comply with our regulatory reporting requirements. Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in our industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

To conserve on the Company’s capital requirements, the Company has issued shares in lieu of cash payments to directors, employees and outside consultants, and the Company expects to continue this practice. In the six months ended June 30, 2018, the Company incurred a total of $66,490 in stock-based compensation, consisting of the issuance of 300,000 shares valued at $25,550 and 800,000 unissued shares valued at $40,940, including 300,000 shares valued at $11,940 owed to our former CFO. In comparison, we incurred , a total of $532,463 in stock-based compensation for the six months ended June 30, 2017, consisting of 2,000,000 shares of common stock valued at $34,600 as a bonus to our CEO, as well as an aggregate 5,000,000 shares of common stock valued at $86,500 to our directors and an aggregate 4,620,000 shares valued at $174,925 to other service providers. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2018 and 2019.

As of January 25, 2019, we had ten convertible notes outstanding with a cumulative outstanding principal balance of $1,816,078. Repayment of the notes must be done at a premium to the then-outstanding balance, resulting in the need for approximately $2,000,000 in liquid capital. If, rather than repay these notes, we allow them to convert into our common stock, such conversions would be effected at a discount to the market price of our common stock, and such shares of common stock could be sold into the open market immediately following such conversion. The potential dilutive effects of these conversions at various conversion prices below our most recent market price of $0.04 per share is as follows:

	100%	75%	50%	25%
Potential conversion prices	$0.04	$0.03	$0.02	$0.01

Potential dilutive shares	45,401,938	60,535,917	90,803,875	181,607,750

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity	Incorporation	Relationship	Reference

Players Network(1)	Nevada	Parent	PNTV
Green Leaf Farms Holdings, LLC(2)	Nevada	Subsidiary	GLFH
Players Michigan LLC(3)	Michigan	Subsidiary	SALINAS

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

(3)Players Michigan LLC is a wholly-owned subsidiary formed to acquire substantially all of the assets and liabilities of LCG Business Enterprises, LLC (“LCG”) pursuant to an Asset Purchase Agreement that closed on May 24, 2018, which was subsequently sold back to LCG on December 31, 2018. The parties to the Asset Purchase Agreement agreed to rescind the transaction on December 31, 2018.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the six months ended June 30, 2018 and 2017, or the twelve months ended December 31, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2018, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Michael Pratter

The legal action commenced on November 3, 2016 by Michael S. Pratter in the Eighth Judicial District Court, Clark County, Nevada, against Players Network, Green Leaf Farms Holdings, and our Chief Executive Officer in which a substantial counterclaim was filed against Mr. Pratter was settled on May 22, 2018 to the satisfaction of the parties; the terms of which are confidential.

LG Capital Funding

We are a defendant in case pending in the Supreme Court of the State of New York, Kings County, that was commenced by LG Capital Funding LLC, in February 2015, in which LG Capital asserts that we are in default of our obligations to honor its conversion rights under a $35,000 promissory note, due to a typographical error in the note. LG Capital seeks declaratory relief as to conversion formula under the promissory note and monetary damages in the amount of principal and accrued interest under the promissory note. This case is currently in the discovery stages. We believe LG Funding’s claims are without merit.

Black Mountain and Gemini

We are a defendant in a case pending in the United States District Court for the Southern District of California, that was commenced by Black Mountain Equities, Inc. and Gemini Special Opportunities Fund, LP (“Plaintiffs”) in July 2018, in which Black Mountain and Gemini are seeking a declaratory judgment as to the correct exercise price under warrants held by them. Plaintiffs have obtained a default judgment against us, which we have requested be set aside. The parties are waiting for the Court to enter a decision on the matter.

Marc A. Manus

We are a defendant in a case pending in the United States District Court for the District of Maryland that was commenced by Marc A. Manus in January 2019, in which Mr. Manus seeks monetary damages and declaratory and injunctive relief due to our failure to timely file periodic reports with the Securities and Exchange Commission. We believe the complaint is without merit. This case is currently in its preliminary stages.

Katheryn Peterson

We are the plaintiff and counter defendant in a case pending in the Eighth Judicial District Court of the State of Nevada, that was commenced by us and Green Leaf on December 7, 2015 against Katherine Petersen, Petersen Family Trust and Randy Donald, in which we assert, among other things, that the defendants breached a contract with us by failing to fund an agreed upon investment. Defendant Petersen filed an answer and counterclaim asserting, among other things, that we misrepresented certain facts to induce her into investing in the Company and that we breached contractual and fiduciary duties to her, and requests declaratory relief as to ownership interest in Green Leaf. The case is currently in the discovery stages. We believe we will succeed on the merits of our case and that Defendant Petersen’s counterclaims are without merit.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder, during the three-month period ended June 30, 2018:

Common Stock Issuances for Debt Conversions

On June 26, 2018, a noteholder elected to convert $50,000 of outstanding principal on the Third Group 10 Note in exchange for 1,547,508 shares of common stock. The shares were subsequently issued on July 3, 2018.

On May 30, 2018, the Company issued 2,591,362 shares of common stock pursuant to the conversion of $78,000, consisting of $72,400 of outstanding principal and $5,600 of unpaid interest, on the First Group 10 Note.

On May 30, 2018, the Company issued 2,118,721 shares of common stock pursuant to the conversion of $61,973, consisting of $58,000 of outstanding principal and $3,973 of unpaid interest, on the Second Gemini Note.

On May 15, 2018, the Company issued 1,786,990 shares of common stock pursuant to the conversion of $50,000 of outstanding principal on the First Group 10 Note.

On May 14, 2018, the Company issued 2,009,451 shares of common stock pursuant to the conversion of $53,205, consisting of $50,000 of outstanding principal and $3,205 of unpaid interest, on the Second Gemini Note.

On April 17, 2018, the Company issued 707,156 shares of common stock pursuant to the conversion of $24,998, consisting of $13,250 of outstanding principal and $11,748 of unpaid interest, on the First Gemini Note.

Exercise of Warrants

On June 5, 2018, the holder of the Second Black Mountain Note exercised warrants to purchase 7,954,546 shares of common stock on a cashless basis at $0.0264, resulting in the issuance of 4,389,180 shares.

On May 31, 2018, the holder of the First Emunah Note exercised warrants to purchase 1,000,000 shares of common stock at $0.03535 per share for proceeds of $35,350.

Common Stock Sales

On June 29, 2018, the Company sold 1,021,000 units at $0.05 per unit, consisting of 1,021,000 shares of common stock and 1,021,000 warrants exercisable at $0.075 per share over the following 3 years to an individual investor for proceeds of $51,050.

Item 3. Defaults Upon Senior Securities

Substantially all outstanding convertible notes include default provisions that the Company remain current in their filing requirements with the Securities and Exchange Commission. The Company intends to remedy these default provisions with the submission of this, and other, filings. Any other notes in default due to them being outstanding beyond their maturity date, etc. will remain in default after the filing requirements are cured.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	March 26, 1998 – Articles of Incorporation (incorporated by reference to Exhibit 2.(A)(1) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.2	March 26, 1998 – Bylaws of the Company (incorporated by reference to Exhibit 2.(A)(2) of the Form 10-SB filed with the Securities and Exchange Commission by Players Network on February 7, 2000)

3.3	June 9, 1994 – Certificate of Amendment of Articles of Incorporation adopting name change to Players Network filed with the Nevada Secretary of State (incorporated by reference to Exhibit 5.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission by Players Network on September 13, 2004)

3.4	June 4, 2007 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 8, 2007)

3.5	May 6, 2013 – Certificate of Amendment of Articles of Incorporation Increasing the Authorized Stock filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.5 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on May 13, 2013)

3.6	July 8, 2014 - Articles of Incorporation for Green Leaf Farms Holdings, Inc. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

3.7	July 18, 2014 - Articles of Organization for Green Leaf Medical, LLC. filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed with the Securities and Exchange Commission by Players Network on November 18, 2014)

31.1*	Certification of Mark Bradley, CEO and Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 30, 2019

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

