Form 10-Q
period 2018-09-30
PLAYERS NETWORK
filed 2019-02-01
CIK 1037131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2018.

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock on January 30, 2019 was 678,072,453.

PLAYERS NETWORK

FORM 10-Q

Quarterly Period Ended September 30, 2018

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PLAYERS NETWORK

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets

Current assets:
Cash	$87,390	$65,840
Accounts receivable	5,964	-
Other current assets	136,654	83,180
Inventory	91,308	255,486
Current assets held for sale	853,268	-
Total current assets	1,174,584	404,506

Fixed assets, net	350,136	396,455
Construction in progress	595,641	408,812

Total Assets	$2,120,361	$1,209,773

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$866,899	$702,865
Accrued expenses	463,484	448,538
Deferred rent obligations	32,125	28,809
Convertible debentures, net of discounts of $1,353,075 and $790,621 at September 30, 2018 and December 31, 2017, respectively	408,003	374,679
Short term debt, net of discounts of $75,973 and $432,190 at September 30, 2018 and December 31, 2017, respectively	1,239,027	775,810
Derivative liabilities	6,976,373	9,530,296
Current liabilities held for sale	4,364,243	-
Total current liabilities	14,350,154	11,860,997

Total Liabilities	14,350,154	11,860,997

Stockholders’ (Deficit):
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series C convertible preferred stock, $0.001 par value, 12,000,000 shares authorized; 12,000,000 shares issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 662,665,963 and 580,716,669 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	662,666	580,717
Additional paid-in capital	37,807,445	33,753,106
Subscriptions payable, consisting of 1,000,000 and -0- shares at September 30, 2018 and December 31, 2017, respectively	65,000	-
Accumulated (deficit)	(50,241,952)	(44,597,401)
	(11,692,841)	(10,249,578)
Noncontrolling Interest	(536,952)	(401,646)
Total Stockholders’ (Deficit)	(12,229,793)	(10,651,224)

Total Liabilities and Stockholders’ (Deficit)	$2,120,361	$1,209,773

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue:	$8,314	$38,074	$220,278	$41,144
Cost of goods sold	11,409	32,806	239,458	35,014
Gross profit (loss)	(3,095)	5,268	(19,180)	6,130

Expenses:
Direct operating costs	138,492	334,545	381,899	427,596
General and administrative	1,275,047	2,559,617	2,454,226	3,712,483
Officer salaries	43,750	34,350	185,017	156,450
Depreciation and amortization	32,016	28,542	94,381	42,850
Total operating expenses	1,489,305	2,957,054	3,115,523	4,339,379

Operating loss	(1,492,400)	(2,951,786)	(3,134,703)	(4,333,249)

Other income (expense):
Other income	5	-	92	-
Gain (loss) on debt extinguishment, net	-	-	(362,017)	-
Goodwill impairment	-	-	(1,250,314)	-
Interest expense, net	(700,333)	(325,133)	(1,799,773)	(745,048)
Change in derivative liabilities	(1,859,460)	1,339,199	3,252,688	(528,633)
Total other income (expense)	(2,559,788)	1,014,066	(159,324)	(1,273,681)

Net loss from continuing operations	$(4,052,188)	$(1,937,720)	$(3,294,027)	$(5,606,930)

Discontinued operations:
Loss from discontinued operations	(2,350,022)	-	(2,485,830)	-
Net loss	(6,402,210)	(1,937,720)	(5,779,857)	(5,606,930)
Less: Net loss attributable to the noncontrolling interest	46,656	37,663	135,306	94,912
Net loss attributable to Players Network	$(6,355,554)	$(1,900,057)	$(5,644,551)	$(5,512,018)

Weighted average number of common shares outstanding - basic and fully diluted	647,364,492	564,473,234	612,192,046	552,533,416

Net loss per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to financial statements.

PLAYERS NETWORK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(5,644,551)	$(5,512,018)
Minority interest in net loss	(135,306)	(94,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	94,381	42,850
Loss on debt extinguishment, net	362,017	-
Change in fair market value of derivative liabilities	(3,877,928)	528,633
Excess derivative	625,240	-
Goodwill impairment expense	1,250,314	-
Amortization of debt discounts	1,630,113	675,239
Stock issued for services	442,135	823,779
Stock issued for compensation, related party	338,300	178,300
Options issued for services	-	325,434
Options issued for compensation, related party	-	1,252,411
Decrease (increase) in assets:
Accounts receivable	(33,164)	-
Other current assets	(58,474)	(13,991)
Inventory	3,103,886	(227,012)
Increase (decrease) in liabilities:
Accounts payable	583,707	338,316
Accrued expenses	442,810	126,965
Deferred revenue	-	2,500
Deferred rent obligations	3,316	10,669
Settlements payable	-	(30,000)
Net cash used in operating activities of continuing operations	(873,204)	(1,572,837)
Net cash used in operating activities of discontinued operations	(151,487)	-
Net cash used in operating activities	(1,024,691)	(1,572,837)

Cash flows from investing activities
Value of assets acquired from LCG Business Enterprises, LLC	135,982	-
Cash paid for purchase of assets from LCG Business Enterprises, LLC	(1,000,000)	-
Purchase of fixed assets and construction in progress	(234,891)	(496,481)
Net cash used in investing activities	(1,098,909)	(496,481)

Cash flows from financing activities
Proceeds from convertible debentures	1,861,750	-
Repayments of convertible debentures	(155,000)	-
Proceeds from short term debt	127,000	735,000
Repayment of short term debt	(10,000)	(10,000)
Proceeds from sale of common stock	321,400	1,333,000
Net cash provided by financing activities	2,145,150	2,058,000

Net increase (decrease) in cash	21,550	(11,318)
Cash - beginning	65,840	145,119
Cash - ending	$87,390	$133,801

Supplemental disclosures:
Interest paid	$750	$200
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of shares issued for settlement of trade payables	$743,405	$-
Value of debt discounts	$1,790,299	$46,000
Value of shares issued for conversion of debt	$1,264,514	$148,275
Value of warrants issued with short term debt	$-	$518,423
Value of derivative adjustment due to debt conversions	$1,091,534	$52,552

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Construction in Progress

The Company is constructing a grow house in its leased facility, which became operational during the second quarter of 2017 upon completion of the first phase of improvements, at which time depreciation commenced. On May 31, 2017, the Company placed in service $373,842 of leasehold improvements incurred during the first phase of construction. Phase 2 commenced in July and will be capitalized on the balance sheet under Construction in Progress. The total estimated cost to complete construction of the facility is approximately $1.7 million, and an additional $595,641 of construction costs have been capitalized as of September 30, 2018.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the nine months ended September 30, 2018 and 2017, or the twelve months ended December 31, 2017.

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

No other new accounting pronouncements, issued or effective during the nine months ended September 30, 2018, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $50,241,952, and as of September 30, 2018, the Company’s current liabilities exceeded its current assets by $13,175,570. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Discontinued Operations

On December 31, 2018, the Company agreed to a Release Agreement and Agreement to Rescind and Extinguish Asset Purchase Agreement and Side Letter Agreement (“Rescission Agreement”) with respect to the transactions under the Asset Purchase Agreement that had closed on May 24, 2018 disclosed in note 3 above. The Company decided to rescind the transaction primarily due to operational and reporting issues it discovered following the closing, and decided to discontinue its operations in that location. Subsequently, all of the assets, liabilities and operations of Players Michigan purchased from LCG were returned to LCG on December 31, 2018. Pursuant to the rescission agreement, LCG paid PNTV $250,000, and agreed to pay another $350,000 upon the subsequent transaction to any third party. In addition, LCG agreed to pay PNTV an additional 25% of the gross proceeds, less deductions for applicable sales and/or any fair market investment banking commissions paid by LCG, of any sale in excess of $5,000,000, up to a maximum value of $500,000. If LCG fails to close on a subsequent transaction and pay the applicable fees by April 1, 2019, LCG shall pay PNTV a guaranteed payment of $50,000 per month until the total amount of $350,000 has been paid. A tax benefit was not recorded on this loss due to limitations on current tax recognition. The results of operations from the Salinas business unit have been retrospectively presented as losses from discontinued operations as presented below for the period from acquisition (May 24, 2018) through September 30, 2018:

For the Period
from
May 24, 2018
through
September 30, 2018

Revenue:	$2,330,707
Cost of goods sold	3,793,673
Gross profit	(1,462,966)

Expenses:
General and administrative	670,557
Professional fees	347,202
Depreciation and amortization	5,105
Total operating expenses	1,022,864

Operating loss	(2,485,830)

Loss from discontinued operations	$(2,485,830)

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying value of the assets and liabilities of the discontinued operations were comprised of the following at September 30, 2018:

September 30, 2018

Assets of discontinued business unit:
Cash	$151,486
Accounts receivable	27,200
Other current assets	5,000
Inventory	576,292
Fixed assets, net	93,290
Total current assets held for sale	$853,268
Liabilities of discontinued business unit:
Accounts payable	$17,041
Accrued expenses	347,202
Short term debt owed to LCG	4,000,000
Total current liabilities held for sale	$4,364,243

As of September 30, 2018, we recognized an impairment loss of $1,250,314 on the goodwill derived from the acquisition in accordance with the identified discontinued operations.

Note 5 – Related Party

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2018 and December 31, 2017, respectively:

	Fair Value Measurements at September 30, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$87,390	$-	$-
Total assets	87,390	-	-
Liabilities
Convertible debentures, net of discounts of $1,353,075	-	-	408,003
Short term debt, net of discounts of $75,973	-	1,239,027	-
Derivative liability	-	-	6,976,373
Total liabilities	-	1,239,027	7,384,376
	$87,390	$(1,239,027)	$(7,384,376)

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$65,840	$-	$-
Total assets	65,840	-	-
Liabilities
Convertible debentures, net of discounts of $790,621	-	-	374,679
Short term debt, net of discounts of $432,190	-	775,810	-
Derivative liability	-	-	4,016,985
Total liabilities	-	775,810	4,391,664
	$65,840	$(775,810)	$(4,391,664)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2018 and the year ended December 31, 2017.

Level 2 liabilities consisted of a total of $1,315,000 and $1,208,000 of short term, unsecured, promissory notes, net of discounts of $75,973 and $432,190 as of September 30, 2018 and December 31, 2017, respectively. No fair value adjustment was necessary during the nine months ended September 30, 2018 and the year ended December 31, 2017.

Level 3 liabilities consist of a total of $1,761,078 and $1,165,300 of convertible debentures, net of discounts of $1,353,075 and $790,621 as of September 30, 2018 and December 31, 2017, respectively, in addition to the related derivative liabilities of $6,976,373 and $4,016,985 at September 30, 2018 and December 31, 2017, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Minority Interest

On July 8, 2014, we formed GLFH in which we retained 84% ownership, with the remaining 16% held by key experts and advisors as compensation for their services, including 3% to Mr. Bradley, CEO and 1% to Mr. Berk, President of Programming, and an additional 1% was sold to one of those individuals for $60,000. An additional 1.6% was sold to an investor on December 8, 2014 and 3% was transferred back from a founding member on December 2, 2015, giving PNTV 85.4% ownership and minority interests ownership of 14.6%. The form of the entity was changed from a corporation to a limited liability company on May 9, 2017. GLFH has received Cultivation and Production special use permits for medical marijuana in North Las Vegas, along with a license for the Cultivation and Production of recreational cannabis, in addition to the related permits in the State of Nevada, but they have not yet begun to generate significant revenues. The minority interest’s net loss for the nine months ended September 30, 2018 was $135,306, and they have accumulated a net loss of $536,952 as of September 30, 2018.

Note 8 – Other Current Assets

Other current assets included the following as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
Security deposits	$92,900	$52,100
Prepaid expenses	43,754	31,080
	$136,654	$83,180

Note 9 – Inventory

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 30, 2018:

	September 30, 2018	December 31, 2017
Raw materials	$-	$76,677
Finished goods	91,308	178,809
	$91,308	$255,486

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 10 – Fixed Assets and Construction in Progress

Fixed assets consist of the following at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
Office equipment	$150,099	$102,037
Website development costs	99,880	99,880
Furniture and fixtures	27,066	27,066
Leasehold improvements	373,842	373,842
Total	650,887	602,825
Less accumulated depreciation	(300,751)	(206,370)
Fixed assets, net	$350,136	$396,455

Construction in progress is stated at cost, which includes the cost of construction and other indirect costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress was $595,641 and $408,812 at September 30, 2018 and December 31, 2017, respectively.

Depreciation and amortization expense totaled $94,381 and $42,850 for the nine months ended September 30, 2018 and 2017, respectively.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Accrued Expenses

Accrued expenses consisted of the following at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
Accrued Payroll, Officers	$22,527	$113,393
Accrued Payroll and Payroll Taxes	158,494	135,234
Accrued Interest	199,963	117,411
Refundable Advances	82,500	82,500
	$463,484	$448,538

Note 12 – Convertible Debentures

Convertible debentures consist of the following at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017

On July 13, 2018, the Company received net proceeds of $47,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $76,500 (“First BHP Note”), which matures on April 13, 2019. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the three (3) lowest closing bid traded prices of the Company’s common stock over the ten (10) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance costs of $2,750 and 100,000 shares of common stock that is being amortized over the life of the loan on the straight-line method, which approximates the effective interest method. The Company must at all times reserve at least 12 million shares of common stock for potential conversions.	$50,000	-

On May 18, 2018, the Company received net proceeds of $1,100,000 in exchange for an unsecured convertible promissory note that carries a 12% interest rate with a face value of $1,100,000 (“First Grass Roots Investors Note”), which matures on May 18, 2019. The principal and interest are convertible into shares of common stock after 90 days at the discretion of the note holder at a price equal to 50% of the closing traded price if the average of the high and low trading price of the Company’s common stock is less than or equal to $0.15, 40% of the closing traded price if such average is more than $0.15 and less than $0.20, and 30% of the closing traded price if such average is more than $0.20. Interest is payable semi-annually. The note is currently in default.	1,100,000	-

On May 8, 2018, the Company issued a $108,000 unsecured promissory note to JSJ Investments, Inc., bearing interest at a rate of 8% per annum, with a maturity date of May 8, 2019 in exchange for net proceeds of $103,000. The note is convertible at 70% of the lowest VWAP during the ten (10) trading days prior to the conversion request date. The note is currently in default.	108,000	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 1, 2018, the Company issued a (i) $240,000 unsecured promissory note to SBI Investments, LLC, bearing interest at a rate of 5% per annum, with a maturity date of February 1, 2019, and (ii) a Warrant exercisable until May 1, 2021 to purchase 1,000,000 shares of the Company’s common stock at a price of $0.10 per share, in exchange for net proceeds of $225,000. The note is convertible at 70% of the lowest VWAP during the fifteen (15) trading days prior to the conversion request date. The note is currently in default.	240,000	-

On April 17, 2018, the Company issued a $38,500 unsecured promissory note to Jefferson Street Capital, LLC, bearing interest at a rate of 8% per annum, with a maturity date of January 19, 2019 in exchange for net proceeds of $35,000. The note is convertible at 70% of the average of the three lowest closing traded prices during the ten (10) trading days prior to the conversion request date. The note is currently in default.	38,500	-

On April 17, 2018, the Company issued a $136,500 unsecured promissory note to BlueHawk Capital, LLC, bearing interest at a rate of 8% per annum, with a maturity date of January 19, 2019 in exchange for net proceeds of $125,000. The note is convertible at 70% of the average of the three lowest closing traded prices during the ten (10) trading days prior to the conversion request date. The note is currently in default.	136,500	-

On February 13, 2018, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note that carried a 10% interest rate with a face value of $122,400 (“Fifth Group 10 Note”), which matured on February 13, 2019. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The Company paid total debt issuance costs of $2,400 that was amortized over the life of the loan on the straight-line method, which approximated the effective interest method. The Company was required to reserve at least 30 million shares of common stock for potential conversions. On September 11, 2018 the noteholder converted $129,300, consisting of $122,400 of principal and $6,900 of interest, in exchange for the issuance of 5,604,681 shares. The note has been satisfied in full.	-	-

On January 16, 2018, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note that carried a 10% interest rate with a face value of $122,400 (“Fourth Group 10 Note”), which matured on January 16, 2019. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The Company paid total debt issuance costs of $2,400 that was amortized over the life of the loan on the straight-line method, which approximated the effective interest method. The Company was required to reserve at least 30 million shares of common stock for potential conversions. On August 27, 2018 the noteholder converted $129,442, consisting of $122,400 of principal and $7,042 of interest, in exchange for the issuance of 5,610,836 shares. The note has been satisfied in full.	-	-

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On December 15, 2017, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note that carries a 10% interest rate with a face value of $122,400 (“Third Group 10 Note”), which matured on December 15, 2018. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The Company paid total debt issuance costs of $2,400 that was amortized over the life of the loan on the straight-line method, which approximated the effective interest method. The Company was required to reserve at least 30 million shares of common stock for potential conversions. On various dates between June 26, 2018 and August 1, 2018, the noteholder converted a total of $122,400 of principal and $7,052 of interest in exchange for the issuance of 4,453,440 shares. The note has been satisfied in full.	-	122,400

On November 8, 2017, the Company amended the two notes with Black Mountain Equities, Inc. (“First Black Mountain Note”) and Gemini Master Fund, Ltd. (“First Gemini Note”). The amended notes extended the maturity dates to December 9, 2017, increased the principal amount owed by $8,250 each, and established conversion features. The principal and interest became convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the lowest volume weighted average price (“VWAP”) over the fifteen (15) trading days preceding the conversion date, as limited to $40,000 of conversion during any 10-day trading period. The notes were originally entered into on May 8, 2017, pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $165,000, and (ii) a Warrant exercisable until May 31, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matures on November 8, 2017, bears interest at a rate of 10% per annum payable at maturity, and is subject to acceleration in the event the Company becomes delinquent in its reporting obligation with the Securities and Exchange Commission and upon other customary events of default set forth in the Notes. The Warrants can be exercised on a cashless basis by the Investors, and the Company can require the Investors to exercise the Warrants on a cashless basis at any time following the six-month anniversary of the issuance date, provided that at such time (i) the volume weighted average price of the common stock has been greater than $0.25 for a period of thirty (30) consecutive trading days, and (ii) trading in the common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which the Common Stock is trading). On various dates between December 11, 2017 and April 17, 2018, the noteholders converted an aggregate $339,873, consisting of $316,500 of principal and $23,373 of interest, in exchange for the issuance of 6,875,717 shares. The note has been satisfied in full.	-	266,500

On November 8, 2017, the Company issued a $200,000 promissory note (“Second Group 10 Note”) in exchange for the debt acquired from Rxmm, as note below. The new note matures on November 8, 2018. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the ten (10) trading days preceding the conversion date. The Company must at all times reserve at least 50 million shares of common stock for potential conversions. On various dates between December 6, 2017 and February 5, 2018, the noteholder converted $200,000 of principal in exchange for the issuance of 3,658,652 shares. The note has been satisfied in full.	-	150,000

On November 7, 2017, the Company received net proceeds of $120,000 in exchange for an unsecured convertible promissory note with a face value of $122,400 (“First Group 10 Note”), which matures on November 7, 2018. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy percent (70%) of the average of the two lowest closing traded prices of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The Company paid total debt issuance costs of $2,400 that is being amortized over the life of the loan on the straight-line method, which approximates the effective interest method. The Company must at all times reserve at least 50 million shares of common stock for potential conversions. On various dates between May 15, 2018 and May 30, 2018, the noteholders converted an aggregate $128,000, consisting of $122,400 of principal and $5,600 of interest, in exchange for the issuance of 4,378,352 shares. The note has been satisfied in full.	-	122,400

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On November 8, 2017, provisions within two notes with Black Mountain Equities, Inc. (“Second Black Mountain Note”) and Gemini Master Fund, Ltd. (“Second Gemini Note”) established conversion features. The principal and interest became convertible into shares of common stock at the discretion of the note holder at a price equal to seventy five percent (75%) of the lowest traded price during the fifteen (15) trading days preceding the conversion date. The notes were originally entered into on September 14, 2017, the Company entered into a Securities Purchase Agreement with Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (the “Investors”), pursuant to which the Company sold to each Investor, for a purchase price of $150,000, (i) a Promissory Note (a “Note”) in the principal amount of $158,000, and (ii) a Warrant exercisable until May 31, 2022 to purchase 1,500,000 shares of the Company’s common at a price of $0.14 per share (a “Warrant”), resulting in aggregate gross proceeds to the Company of $300,000. Each Note matures on March 14, 2018, bears interest at a rate of 10% per annum payable at maturity, and is subject to acceleration in the event the Company becomes delinquent in its reporting obligation with the Securities and Exchange Commission and upon other customary events of default set forth in the Notes. The Warrants can be exercised on a cashless basis by the Investors, and the Company can require the Investors to exercise the Warrants on a cashless basis at any time following the six-month anniversary of the issuance date, provided that at such time (i) the volume weighted average price of the common stock has been greater than $0.25 for a period of thirty (30) consecutive trading days, and (ii) trading in the common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which the Common Stock is trading). On various dates between March 22, 2018 and May 30, 2018, the noteholders converted $167,657, consisting of $158,000 of principal and $9,657 of interest, in exchange for the issuance of 5,244,756 shares. The Second Gemini note has been satisfied in full, and $155,000 of cash was repaid on the Second Black Mountain leaving $3,000 of principal outstanding. The note is currently in default.	3,000	316,000

On October 27, 2017, the Company received net proceeds of $73,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $76,500 (“First Fourth Man Note”), which matures on October 27, 2018. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy five percent (75%) of the lowest traded price of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The Company paid total debt issuance costs of $3,500 that is being amortized over the life of the loan on the straight-line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On June 1, 2018, a penalty of $15,300 was added to the principal balance of the note due to default provisions. On various dates between July 25, 2018 and August 28, 2018, the noteholder converted a total of $61,722 of principal in exchange for the issuance of 2,500,000 shares. The note is currently in default.	30,078	76,500

On October 27, 2017, the Company received net proceeds of $73,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $76,500 (“First Emunah Note”), which matures on October 27, 2018. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to seventy five percent (75%) of the lowest traded price of the Company’s common stock over the fifteen (15) trading days preceding the conversion date. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance costs of $3,500 that is being amortized over the life of the loan on the straight-line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On June 1, 2018, a penalty of $15,300 was added to the principal balance of the note due to default provisions. On various dates between July 25, 2018 and August 28, 2018, the noteholder converted a total of $79,067, consisting of $71,800 of principal and $7,267 of interest, in exchange for the issuance of 3,146,648 shares. The note is currently in default.	20,000	76,500

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On April 24, 2014, the Company received net proceeds of $33,250 in exchange for an unsecured convertible promissory note that carries an 8% interest rate with a face value of $35,000 (“Second LG Note”), which matured on April 11, 2015. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the lowest closing bid prices of the Company’s common stock for the twelve (12) trading days prior to, and including, the conversion date. The note carries an eighteen percent (18%) interest rate in the event of default. The Company paid total debt issuance cost of $1,750 that is being amortized over the life of the loan on the straight-line method, which approximates the effective interest method. The Company must at all times reserve at least 5 million shares of common stock for potential conversions. On October 31, 2014, the note holder sent demand for repayment. The note is currently in default.	35,000	35,000

Total convertible debentures	1,761,078	1,165,300
Less: unamortized debt discounts	(1,353,075)	(790,621)
Convertible debentures	$408,003	$374,679

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $1,850,449 and $1,004,335 for the variable conversion features of the convertible debts incurred during the nine months ended September 30, 2018 and the year ended December 31, 2017. The discounts are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $1,287,995 and $48,733 of interest expense pursuant to the amortization of the note discounts during the nine months ended September 30, 2018 and 2017, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible debentures in the amount of $113,983 and $12,804 for the nine months ended September 30, 2018 and 2017, respectively related to convertible debts.

Note 13 – Short Term Debt

Short-term debt consists of the following at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017

On June 18, 2018, the Company received proceeds of $100,000 in exchange for an unsecured promissory note maturing on August 8, 2018, carrying a fixed interest amount of $5,000 (“First Irani Note”). The note is currently in default.	$100,000	$-

On March 23, 2018, the Company received proceeds of $17,000 in exchange for an unsecured promissory note due on demand, carrying a fixed interest amount of $750. The Company repaid a total of $10,000 between March 29, 2018 and April 19, 2018.	7,000	-

On December 28, 2017, the Company received net proceeds of $80,000 in exchange for an unsecured convertible promissory note that carries a 5% interest rate with a face value of $90,000 (“First RDP Note”), which matured on February 26, 2018. The Company is required to have fully paid all principal and accrued interest due and owing to SK L-58, LLC under the certain Promissory Note dated September 19, 2017 in the principal amount of $50,000, as shown below. The note carries an eighteen percent (18%) interest rate in the event of default. The Company paid total debt issuance cost of $10,000 that is being amortized over the life of the loan on the straight-line method, which approximates the effective interest method. In addition, the Note Holder was issued 10,000,000 warrants, exercisable at $0.03 per share over a period of four months, commencing on August 11, 2019. The warrants are cancellable in exchange for $1 if this note and the SK L-58, LLC note dated September 19, 2017 are repaid in full. This note is currently in default.	90,000	90,000

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On September 19, 2017, the Company issued a $50,000 unsecured promissory note to SK L-58, LLC bearing interest at a rate of 5% per annum, with a maturity date of November 3, 2017. Upon an event of default, the Company is required to issue to lender warrants to acquire one million shares at an exercise price of $0.05 per share every 30 days the note is unpaid. Each warrant issued as a result of an Event of Default will become and remain exercisable for the four (4) complete calendar month period beginning on the first day of the thirty second (32nd) month following an Event of Default. This note is currently in default.	50,000	50,000

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

	925,000	925,000

On various dates between January 11, 2016 and April 20, 2016, the Company received aggregate refundable advances of $143,000 as the Company and an investor developed terms to a potential partnership agreement with GLFH. On June 1, 2016, the Company issued a promissory note in exchange for those deposits. The unsecured promissory note bears interest at 4% per annum (“First ZG Note”), which matured on January 3, 2017, and awarded the lender options to acquire up to 5,000,000 shares of common stock, exercisable at $0.01 per share over a four (4) week period from the origination date, which expired on July 1, 2016, in addition to options to acquire up to another 3,000,000 shares of common stock, exercisable at $0.08 per share over a twenty four (24) month period from the origination date. The aggregate fair value of the options is $6,996 and is being amortized over the earlier of the life of the loan, or the life of the options, as a debt discount. The note is in default and carries a default rate of 10% and remains outstanding.	143,000	143,000

Total short term debt	1,315,000	1,208,000
Less: unamortized debt discounts	(75,973)	(432,190)
Short term debt	$1,239,027	$775,810

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded $346,217 and $626,506 of interest expense pursuant to the amortization of the note discounts during the nine months ended September 30, 2018 and 2017, respectively.

The Company recorded interest expense pursuant to the stated interest rate on the above promissory notes in the amount of $49,982 and $54,610 at September 30, 2018 and 2017, respectively.

The following presents components of interest expense by instrument type at September 30, 2018 and 2017, respectively:

	September 30, 2018	September 30, 2017
Interest on convertible debentures	$113,983	$12,804
Amortization of debt discounts	1,634,212	675,239
Interest on short term debt	49,982	54,610
Accounts payable related finance charges	1,596	2,395
	$1,799,773	$419,915

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $6,976,373 and $9,530,296 at September 30, 2018 and December 31, 2017, respectively. The change in fair value of the derivative liabilities resulted in a gain of $3,252,688 and a loss of $528,633 for the nine months ended September 30, 2018 and 2017, respectively, which has been reported as other expense in the statements of operations. The gain of $3,252,688 for the nine months ended September 30, 2018 consisted of a gain of $101,426 attributable to the value in excess of discounts on new warrants, a gain of $3,736,016 attributable to the fair value of warrants, a loss of $625,240 on excess derivative value and a net gain in market value of $40,486 on the convertible notes. The loss of $528,633 for the nine months ended September 30, 2017 consisted of a loss of $475,016 attributable to the fair value of warrants and a net loss in market value of $53,617 on the convertible notes.

The following presents the derivative liability value by instrument type at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
Convertible debentures	$2,368,170	$1,033,644
Common stock warrants	4,608,203	8,496,652
	$6,976,373	$9,530,296

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively:

Derivative
Liability
Total
Balance, December 31, 2016	$482,674
Increase in derivative value attributable to issuance of convertible notes	956,320
Increase in derivative value attributable to issuance of warrants	4,321,045
Change in fair market value of derivative liabilities due to the mark to market adjustment	4,221,728
Debt conversions and redemptions	(451,471)
Balance, December 31, 2017	$9,530,296
Increase in derivative value attributable to issuance of convertible notes	2,415,539
Increase in derivative value attributable to issuance of warrants	101,426
Change in fair market value of derivative liabilities due to the mark to market adjustment	(3,877,928)
Debt conversions and redemptions	(1,192,960)
Balance, September 30, 2018	$6,976,373

Key inputs and assumptions used to value the convertible debentures and warrants issued during the nine months ended September 30, 2018 and the year ended December 31, 2017:

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

Common Stock Issuances for Debt Conversions

On September 12, 2018, the Company issued 993,789 shares of common stock pursuant to the conversion of $20,000 of outstanding principal on the First Emunah Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On September 11, 2018, the Company issued 5,604,681 shares of common stock pursuant to the conversion of $129,300, consisting of $122,400 of outstanding principal and $6,900 of unpaid interest, on the Fifth Group 10 Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 28, 2018, the Company issued 1,500,000 shares of common stock pursuant to the conversion of $34,598 of outstanding principal on the First Fourth Man Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 27, 2018, the Company issued 5,610,836 shares of common stock pursuant to the conversion of $129,442, consisting of $122,400 of outstanding principal and $7,042 of unpaid interest, on the Fourth Group 10 Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 6, 2018, the Company issued 1,043,246 shares of common stock pursuant to the conversion of $28,736, consisting of $27,800 of outstanding principal and $936 of unpaid interest, on the First Emunah Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 1, 2018, the Company issued 1,615,846 shares of common stock pursuant to the conversion of $44,452, consisting of $37,400 of outstanding principal and $7,052 of unpaid interest, on the Third Group 10 Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On July 25, 2018, the Company issued 1,000,000 shares of common stock pursuant to the conversion of $27,125 of outstanding principal on the First Fourth Man Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On July 18, 2018, the Company issued 1,290,084 shares of common stock pursuant to the conversion of $35,000 of outstanding principal on the Third Group 10 Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On July 16, 2018, the Company issued 1,109,613 shares of common stock pursuant to the conversion of $30,331, consisting of $24,000 of outstanding principal and $6,331 of unpaid interest, on the First Emunah Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

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

On March 14, 2018, the Company issued 529,246 shares of common stock pursuant to the conversion of $24,875, consisting of $13,250 of outstanding principal and $11,625 of unpaid interest, on the First Black Mountain Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized, and the note has been paid off in full.

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

Common Stock Awarded for Services

On August 15, 2018, the Company issued a total of 1,950,000 shares of common stock to 4 consultants for services provided. The aggregate fair value of the common stock was $77,025 based on the closing price of the Company’s common stock on the respective grant dates.

On July 13, 2018, the Company issued 100,000 shares of common stock as a loan origination fee on the First BHP Note. The total fair value of the common stock was $4,100 based on the closing price of the Company’s common stock on the date of grant, and is being amortized over the life of the Note.

On July 11, 2018, the Company issued a total of 7,700,000 shares of common stock to 11 consultants for services provided. The aggregate fair value of the common stock was $306,460 based on the closing price of the Company’s common stock on the respective grant dates.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Options and Warrants

Warrants Granted

On September 24, 2018, the Company sold 1,000,000 units at $0.065 per unit, consisting of 1,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.085 per share over the following 3 years, to an individual investor for proceeds of $65,000. The shares were subsequently issued on December 14, 2018.

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

For the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2018, the Company had approximately $23,177,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of the Company’s deferred tax asset are as follows:

	September 30, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carry forwards	$4,867,191	$9,328,900

Net deferred tax assets before valuation allowance	4,867,191	9,328,900
Less: Valuation allowance	(4,867,191)	(9,328,900)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2018 and December 31, 2017, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	September 30, 2018	December 31, 2017

Federal and state statutory rate	21%	35%
Change in valuation allowance on deferred tax assets	(21)%	(35)%

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 18 – Non-Controlling Interest

Non-controlling interest represents a minority interest in GLFH of 15.6% held by ten individuals. The net loss attributable to the non-controlling interest totaled $135,306 and $94,912 during the nine months ended September 30, 2018 and 2017, respectively. The net loss attributable to the parent was and $791,448 and $555,168 during the nine months ended September 30, 2018 and 2017, respectively.

Note 19 – Subsequent Events

Rescission of Salinas Acquisition

On December 31, 2018, the Company and LCG Business Enterprises, LLC (“LCG”) agreed to rescind the May 24, 2018 purchase of substantially all the assets of LCG, consisting primarily of a 56,000 square foot commercial cannabis agricultural facility at 25600 Encinal Road, Salinas, California. The Company decided to rescind the transaction primarily due to operational and reporting issues it discovered following the closing. Subsequently, all of the assets, liabilities and operations of this subsidiary were returned to LCG on December 31, 2018.

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

Players Network

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Common Stock Issued on Subscriptions Payable

On December 14, 2018, a total of 1,000,000 shares were issued that have been classified as Subscriptions Payable on our financial statements with respect to shares issued pursuant to a stock sale for $65,000 in the prior period.

Common Stock Issuances for Debt Conversions

On various dates between October 31, 2018 and January 9, 2019, the Company issued an aggregate 3,039,823 shares of common stock pursuant to the conversion of $95,303, consisting of $95,000 of outstanding principal and $303 of interest, on convertible notes.

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

Common Stock Awarded for Services

On various dates between October 1, 2018 and November 9, 2018, the Company issued a total of 5,650,000 shares of common stock to 11 consultants for services provided. The aggregate fair value of the common stock was $354,405 based on the closing price of the Company’s common stock on the respective grant dates.

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

Results of Operations for the Three Months Ended September 30, 2018 and 2017:

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

	For the Three Months Ended
	September 30,		Increase /
	2018	2017	(Decrease)

Revenues	$8,314	$38,074	$(29,760)
Cost of goods sold	11,409	32,806	(21,397)
Gross profit (loss)	(3,095)	5,268	(8,363)

Direct operating costs	138,492	334,545	(196,053)
General and administrative	1,275,047	2,559,617	(1,284,570)
Officer salaries	43,750	34,350	9,400
Depreciation and amortization	32,016	28,542	3,474

Total operating expenses	1,489,305	2,957,054	(1,467,749)

Operating loss	(1,492,400)	(2,951,786)	(1,459,386)

Total other income (expense)	(2,559,788)	1,014,066	(3,573,854)

Net loss from continuing operations	$(4,052,188)	$(1,937,720)	$2,114,468

Revenues:

During the three months ended September 30, 2018 and 2017, we received revenues from the sale of cannabis products, in-home media, advertising fees and the recognition of deferred revenues on content development. Our sales primarily consisted of the resale of raw materials that we previously purchased from other licensed production and cultivation facilities and resold to licensed dispensaries as we progressed in the development of our facility. Aggregate revenues for the three months ended September 30, 2018 were $8,314, compared to revenues of $38,074 during the three months ended September 30, 2017, a decrease in revenues of $29,760, or 78%.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2018 were $11,409, compared to $32,806 during the three months ended September 30, 2017, a decrease of $21,397, or 65%. Cost of sales consists primarily of labor, depreciation and maintenance on cultivation and production equipment, in addition to raw materials sold and consumed in our cultivation and production operations. The decreased cost of sales in the current period was due to the allocation of resources towards Salinas operations in the current year.

Direct Operating Costs:

Direct operating costs were $138,492 for the three months ended September 30, 2018, compared to $334,545 for the three months ended September 30, 2017, a decrease of $196,053, or 59%. Our direct operating costs decreased primarily due to reduced work on WeedTV and our North Las Vegas cannabis cultivation operations during the three months ended September 30, 2018.

General and Administrative:

General and administrative expenses were $1,275,047 for the three months ended September 30, 2018, compared to $2,559,617 for the three months ended September 30, 2017, a decrease of $1,284,570, or 50%. General and administrative expense decreased primarily due to decreased insurance and administrative costs during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Officer Salaries:

Officer salaries expense totaled $43,750 for the three months ended September 30, 2018, compared to $34,350, for the three months ended September 30, 2017, an increase of $9,400, or 27%.

Depreciation and Amortization:

Depreciation and amortization expense was $32,016 for the three months ended September 30, 2018, compared to $28,542 for the three months ended September 30, 2017, an increase of $3,474, or 12%. Depreciation increased primarily due to placing our leasehold improvements and other equipment purchases into service for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Operating Loss:

Operating loss for the three months ended September 30, 2018 was $1,492,400 or ($0.00) per share, compared to an operating loss of $2,951,786 for the three months ended September 30, 2017, or ($0.01) per share, a decrease of $1,459,386, or 49%. Operating loss decreased primarily due to decreased operating costs and administrative and insurance costs as we shifted our allocation of resources toward the Salinas operations during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Other Income (Expense):

Other expense, on a net basis, was $2,559,788 for the three months ended September 30, 2018, compared to other income of $1,014,066 for the three months ended September 30, 2017, a decrease of $3,573,854, or 352%. Other income decreased, on a net basis, primarily due to the change in derivative value, resulting in a loss of $1,859,460 for the current period, compared to a gain of $1,339,199 in the comparative period, and by increased interest expense on debt financing of $375,200 during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

Net Loss from Continuing Operations:

The net loss from continuing operations for the three months ended September 30, 2018 was $4,052,188, or $0.01 per share, compared to a net loss from continuing operations of $1,937,720, or $0.00 per share, for the three months ended September 30, 2017, an increase of $2,114,468, or 109%. Net loss from continuing operations increased primarily due to increased non-cash charges presented as other expenses, above, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017:

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

	For the Nine Months Ended
	September 30,		Increase /
	2018	2017	(Decrease)

Revenues	$220,278	$41,144	$179,134
Cost of goods sold	239,458	35,014	204,444
Gross profit (loss)	(19,180)	6,130	(25,310)

Direct operating costs	381,899	427,596	(45,697)
General and administrative	2,454,226	3,712,483	(1,258,257)
Officer salaries	185,017	156,450	28,567
Depreciation and amortization	94,381	42,850	51,531

Total operating expenses	3,115,523	4,339,379	(1,223,856)

Operating loss	(3,134,703)	(4,333,249)	(1,198,546)

Total other income (expense)	(159,324)	(1,273,681)	(1,114,357)

Net loss from continuing operations	$(3,294,027)	$(5,606,930)	$(2,312,903)

Revenues:

During the nine months ended September 30, 2018 and 2017, we received revenues from the sale of cannabis products, in-home media, and advertising fees and the recognition of deferred revenues on content development. Our sales primarily consisted of the resale of raw materials that we previously purchased from other licensed production and cultivation facilities and resold to licensed dispensaries as we progressed in the development of our North Las Vegas facility. Aggregate revenues for the nine months ended September 30, 2018 were $220,278, compared to revenues of $41,144 during the nine months ended September 30, 2017, an increase in revenues of $179,134, or 435%.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2018 were $239,458, compared to $35,014 during the nine months ended September 30, 2017, an increase of $204,444, or 584%. Cost of sales consists primarily of labor, depreciation and maintenance on cultivation and production equipment, in addition to raw materials sold and consumed in our cultivation and production operations. The increased cost of sales in the current period was due to the commencement of operations in the current year.

Direct Operating Costs:

Direct operating costs were $381,899 for the nine months ended September 30, 2018, compared to $427,596 for the nine months ended September 30, 2017, a decrease of $45,697, or 11%. Our direct operating costs decreased primarily due to decreased focus on WeedTV and our cannabis cultivation operations during the nine months ended September 30, 2018.

General and Administrative:

General and administrative expenses were $2,454,226 for the nine months ended September 30, 2018, compared to $3,712,483 for the nine months ended September 30, 2017, a decrease of $1,258,257 or 34%. General and administrative expense decreased primarily due to decreased insurance and administrative costs during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

Officer Salaries:

Officer salaries expense totaled $185,017 for the nine months ended September 30, 2018, compared to $156,450, for the nine months ended September 30, 2017, an increase of $28,567, or 18%. Our officer salaries increased due to the employment of a Chief Financial Officer during the nine months ended September 30, 2018 that was not present in the comparative period, which was offset by stock-based compensation bonuses paid during the nine months ended September 30, 2017 that was not paid during the nine months ended September 30, 2018.

Depreciation and Amortization:

Depreciation and amortization expense was $94,381 for the nine months ended September 30, 2018, compared to $42,850 for the nine months ended September 30, 2017, an increase of $51,531, or 120%. Depreciation increased primarily due to placing our leasehold improvements and other equipment purchases into service for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

Operating Loss:

Operating loss for the nine months ended September 30, 2018 was $3,134,703 or ($0.01) per share, compared to an operating loss of $4,333,249 for the nine months ended September 30, 2017, or ($0.01) per share, a decrease of $1,198,546 or 28%. Operating loss decreased primarily due to decreased operating costs as we shifted our resources toward the Salinas operations during the nine months ended September 30, 2018, compared to the resources we allocated toward the North Las Vegas operations during the nine months ended September 30, 2017.

Other Income (Expense):

Other expense, on a net basis, was $159,324 for the nine months ended September 30, 2018, compared to other expenses of $1,273,681 for the nine months ended September 30, 2017, a decrease of $1,114,357, or 87%. Other expense decreased, on a net basis, primarily due to the increased change in derivative liabilities of $3,781,321, or 715%, as offset by losses on debt extinguishment of $362,017, goodwill impairment of $1,250,314 and an increased interest expense on debt financing of $1,054,725 or 142% during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

Net Loss from Continuing Operations:

The net loss from continuing operations for the nine months ended September 30, 2018 was $3,294,027, or $0.01 per share, compared to a net loss from continuing operations of $5,606,930, or ($0.01) per share, for the nine months ended September 30, 2017, a decrease of $2,312,903, or 41%. Net loss decreased primarily due to an increased change in our derivative liabilities, as offset by increased losses on debt extinguishment, interest expense and goodwill impairment during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2018 compared to December 31, 2017.

	September 30, 2018	December 31, 2017	Increase / (Decrease)

Total Assets	$2,120,361	$1,209,773	$910,588

Total Liabilities	$14,350,154	$11,860,997	$2,489,157

Accumulated (Deficit)	$(50,241,952)	$(44,597,401)	$5,644,551

Stockholders’ Equity (Deficit)	$(12,229,793)	$(10,651,224)	$1,578,569

Working Capital (Deficit)	$(13,175,570)	$(11,456,491)	$1,719,079

Our principal source of operating capital has been provided from equity investments and debt financings. At September 30, 2018, we had a negative working capital position of $13,175,570.

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

To conserve on the Company’s capital requirements, the Company has issued shares in lieu of cash payments to directors, employees and outside consultants, and the Company expects to continue this practice. In the nine months ended September 30, 2018, the Company incurred a total of $780,435 in stock-based compensation, consisting of the issuance of 19,100,000 shares valued at $780,435, including 300,000 shares valued at $11,940 owed to our former CFO, and 8,200,000 shares valued at $326,360. In comparison, we incurred a total of $2,579,924 stock-based compensation, consisting of 7,400,000 shares of common stock valued at $178,300, and options valued at $1,252,411, as bonuses to our officers and directors, as well as an aggregate 14,290,435 shares of common stock valued at $823,779, and options valued at $325,434, to other service providers. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2018 and 2019.

As of January 30, 2019, we had ten convertible notes outstanding with a cumulative outstanding principal balance of $1,816,078. Repayment of the notes must be done at a premium to the then-outstanding balance, resulting in the need for approximately $2,000,000 in liquid capital. If, rather than repay these notes, we allow them to convert into our common stock, such conversions would be effected at a discount to the market price of our common stock, and such shares of common stock could be sold into the open market immediately following such conversion. The potential dilutive effects of these conversions at various conversion prices below our most recent market price of $0.045 per share is as follows:

	100%	75%	50%	25%
Potential conversion prices	$0.045	$0.0338	$0.0225	$0.0113

Potential dilutive shares	40,357,278	53,809,704	80,714,556	161,429,111

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the nine months ended September 30, 2018 and 2017, or the twelve months ended December 31, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2018, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder, during the three-month period ended September 30, 2018:

Common Stock Issuances for Debt Conversions

On September 12, 2018, the Company issued 993,789 shares of common stock pursuant to the conversion of $20,000 of outstanding principal on the First Emunah Note.

On September 11, 2018, the Company issued 5,604,681 shares of common stock pursuant to the conversion of $129,300, consisting of $122,400 of outstanding principal and $6,900 of unpaid interest, on the Fifth Group 10 Note.

On August 28, 2018, the Company issued 1,500,000 shares of common stock pursuant to the conversion of $34,598 of outstanding principal on the First Fourth Man Note.

On August 27, 2018, the Company issued 5,610,836 shares of common stock pursuant to the conversion of $129,442, consisting of $122,400 of outstanding principal and $7,042 of unpaid interest, on the Fourth Group 10 Note.

On August 6, 2018, the Company issued 1,043,246 shares of common stock pursuant to the conversion of $28,736, consisting of $27,800 of outstanding principal and $936 of unpaid interest, on the First Emunah Note.

On August 1, 2018, the Company issued 1,615,846 shares of common stock pursuant to the conversion of $44,452, consisting of $37,400 of outstanding principal and $7,052 of unpaid interest, on the Third Group 10 Note.

On July 25, 2018, the Company issued 1,000,000 shares of common stock pursuant to the conversion of $27,125 of outstanding principal on the First Fourth Man Note.

On July 18, 2018, the Company issued 1,290,084 shares of common stock pursuant to the conversion of $35,000 of outstanding principal on the Third Group 10 Note.

On July 16, 2018, the Company issued 1,109,613 shares of common stock pursuant to the conversion of $30,331, consisting of $24,000 of outstanding principal and $6,331 of unpaid interest, on the First Emunah Note.

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

4.1

May 18, 2018 – Convertible Promissory Note issued by the Company to Grass Roots Investors, LLC (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on May 29, 2018)

10.1

May 24, 2018 – Asset Purchase Agreement between Players Michigan, LLC and LCG Business Enterprises LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on May 29, 2018)

10.2

May 18, 2018 – Loan Agreement between Players Network and Grass Roots Investors, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on May 29, 2018)

10.3

May 31, 2018 – Revised Stipulation for Settlement of Claims among RAI Capital, LLC and Players Network (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Players Network on June 13, 2018)

10.4*	December 31, 2018 – Release Agreement and Agreement to Rescind and Extinguish Asset Purchase Agreement and Side Letter Agreement Dated May 24, 2018

31.1*	Certification of Mark Bradley, CEO and Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Mark Bradley, CEO and Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 1, 2019

Players Network

/s/ Mark Bradley
Mark Bradley
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

